Form 10-K
period 2020-12-31
Climate Change Crisis Real Impact I Acquisition Corp
filed 2021-03-29
CIK 1821159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-39572

Climate Change Crisis Real Impact I Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-2326098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 150 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(212) 847-0360
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	CLII.U	New York Stock Exchange
Shares of Class A common stock included as part of the units	CLII	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CLII WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The registrant’s Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant, began trading on the New York Stock Exchange on September 30, 2020. Prior to that date, the registrant’s Units were not traded on any national securities exchange or in the over-the-counter market. Commencing November 20, 2020, holders of the Units were permitted to elect to separately trade the Class A common stock and warrants included in the Units. As of December 31, 2020, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of voting and non-voting shares of Class A common stock held by non-affiliates of the registrant was approximately $246.3 million, determined using the per share closing price on the New York Stock Exchange on that date of $10.71. Shares of Class A common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding shares of common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2021, 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Additional Information

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or the other documents filed or incorporated herein by reference as exhibits. Please see “Item 15. Exhibits and Financial Statement Schedules” in this report for a complete list of those exhibits.

i

CERTAIN DEFINED TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “CRIS,” “we,” “us” or “our” refer to Climate Change Crisis Real Impact I Acquisition Corporation.

In this Annual Report on Form 10-K, unless otherwise stated or unless the context otherwise requires:

“Business Combination Agreement” means that business combination agreement entered into on January 21, 2021 by and among CRIS, SPAC Sub and the EVgo Parties.

“Class A common stock” means Class A common stock of CRIS, par value $0.0001 per share.

“Class B common stock” means Class B common stock of CRIS, par value $0.0001 per share.

“common stock” means Class A common stock and Class B common stock.

“DGCL” means the General Corporation Law of the State of Delaware.

“EVgo” means HoldCo and its subsidiaries.

“EVgo Parties” means OpCo, HoldCo and Holdings.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“founder shares” means the 5,750,000 shares of Class B common stock collectively held by the initial stockholders.

“HoldCo” means EVgo HoldCo, LLC, a Delaware limited liability company.

“Holdings” means EVgo Holdings, LLC, a Delaware limited liability company.

“Holdings Class B Shares” means 198,500,000 shares of Class B common stock (such number of shares of Class B common stock equal to the number of Holdings OpCo Units).

“Holdings OpCo Units” means 198,500,000 OpCo Units.

“initial stockholders” means the Sponsor, Mary Powell, Richard, L. Kauffman, Mimi Alemayehou, Anne Frank-Shapiro, Daniel Gross, Amir Chireh Mehr and Stephen Moch.

“IPO” means CRIS’s initial public offering of units consummated on October 2, 2020.

“Investment Company Act” means the Investment Company Act of 1940, as amended.

“Issued OpCo Units” means such number of OpCo Units equal to the number of shares of Class A common stock issued and outstanding after giving effect to the proposed business combination and the PIPE.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.

“NYSE” means The New York Stock Exchange.

“OpCo” means EVGO OPCO, LLC, a Delaware limited liability company.

“OpCo A&R LLC Agreement” means the amended and restated limited liability company agreement of OpCo to be entered into in connection with the closing of the proposed business combination.

“OpCo Units” means the equity interests of OpCo.

“PIMCO” means Pacific Investment Management Company LLC.

“PIMCO private funds” means the members of the Sponsor that are affiliated with PIMCO, collectively.

“PIPE” means the proposed sale of 40,000,000 shares of Class A common stock to the investors in the PIPE, for a purchase price of $10.00 per share and an aggregate purchase price of $400.0 million, in a private placement.

“private placement warrants” means the 6,600,000 warrants purchased by the Sponsor in a private placement simultaneously with the closing of the IPO, each of which is exercisable for one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant, generating gross proceeds of $6.6 million.

“proposed business combination” means the transactions contemplated by the Business Combination Agreement.

“public shares” means the shares of Class A common stock included in the units sold by CRIS in its IPO.

“public stockholder” means a holder of public shares.

“public warrants” means the 11,500,000 redeemable warrants sold as part of the units in the IPO.

“redemption rights” means the rights of stockholders to elect to redeem all or a portion of the public shares into a pro rata portion of the cash held in the Trust Account.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“SPAC Sub” means CRIS Thunder Merger LLC, a Delaware limited liability company.

“Sponsor” means CRIS’s sponsor, Climate Change Crisis Real Impact I Acquisition Holdings, LLC, a Delaware limited liability company.

 “Trust Account” means the trust account established in connection with the IPO.

“units” means the units of CRIS, each consisting of one share of Class A common stock and one half of one redeemable warrant of CRIS, with each such public warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share.

“warrant agreement” means the Warrant Agreement, dated September 29, 2020, between CRIS and Continental Stock Transfer & Trust Company.

“working capital loan” means each loan the Sponsor, an affiliate of the Sponsor, or certain of CRIS’s officers and directors or their affiliates may, but are not obligated to, loan CRIS funds as may be required in order to finance transaction costs in connection with an initial business combination.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

•	our ability to complete the proposed business combination with EVgo or any other initial business combination;

•	trends in the climate sector and trends specific to clean energy, renewables and carbon removal;

•	our ability to complete our initial business combination, particularly given competition from other blank check companies and financial and strategic buyers;

•	our expectations around the performance of the prospective target business or businesses, including competitive prospects of the business following our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the number, variety and characteristics of prospective target businesses;

•
our ability to consummate an initial business combination amidst the uncertainty resulting from the ongoing COVID-19 pandemic, and the effects of the ongoing pandemic on the climate sector, the economy and any business or businesses with which we consummate our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds from our IPO and private placement not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this prospectus are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

Investors should consider carefully the risks described under the “Risk Factors.” These risks could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, which could cause the trading price of our securities to decline. These risks include, among others, those related to:

•	The proposed business combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.
•	We are a recently formed company with limited operating history and limited revenues, and public stockholders have no basis on which to evaluate our ability to achieve our business objective.
•
A public stockholder’s only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of its right to redeem its shares from us for cash, unless we seek stockholder approval of the initial business combination.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that a public stockholder would have to wait for liquidation in order to redeem its stock.

•	Legal proceedings in connection with the proposed business combination, the outcomes of which are uncertain, could delay or prevent the completion of the proposed business combination.
•	Public stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.
•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a public stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, such persons will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•
If the net proceeds of the IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•
Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination and, upon consummation of our initial business combination, our initial stockholders will have certain rights to designate individuals for nomination for election as directors.

•	Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.
•
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

•
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, a public stockholder may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

•
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
•
Since the Sponsor and its investors and our directors will lose their entire at-risk investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•
We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

•	Our management may not be able to maintain control of a target business after our initial business combination.
•
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

•
Our initial stockholders hold a substantial interest in us and will control the appointment of our board of directors until consummation of our initial business combination. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that a public stockholder does not support.

•
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without each warrant holder’s approval.

•	We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders, thereby making the warrants worthless.
•	Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.
•
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

•	We may face risks related to climate sector companies.

PART I

Item 1.	Business

Description of Business

We are a recently formed blank check company incorporated on August 4, 2020 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have identified a prospective target and, as described below, we have entered into the Business Combination Agreement with such prospective target.

On October 2, 2020, we consummated our IPO of 23,000,000 units, including 3,000,000 units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230.0 million (before underwriting discounts and commissions and offering expenses). Prior to the consummation of the IPO, on August 10, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock for an aggregate purchase price of $25.0 thousand. In September 2020, the Sponsor transferred 30,000 shares of Class B common stock to Mary Powell, 25,000 shares of Class B common stock to Richard Kauffman, 25,000 shares of Class B common stock to Mimi Alemayehou, 60,000 shares of Class B common stock to Anne Frank-Shapiro and 35,500 founder shares to certain of CRIS’s consultants. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of founder shares would collectively represent approximately 20% of CRIS’s issued and outstanding shares of common stock after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option, no founder shares are subject to forfeiture.

Simultaneously with the consummation of the IPO and the issuance and sale of the units, we consummated the private placement of 6,600,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of $6.6 million. The private placement warrants, which were purchased by the Sponsor, are identical to the public warrants, except that, if held by the Sponsor or its permitted transferees, they are (i) non-redeemable by CRIS (except as described in Exhibit 4.1 to this Annual Report on Form 10-K) and (ii) exercisable on a cashless basis. If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by CRIS and exercisable by holders on the same basis as the public warrants. The private placement warrants have been issued pursuant to, and are governed by, the warrant agreement.

Upon the closing of the IPO and the sale of the private placement warrants (the “private placement”), a total of $230.0 million of the net proceeds from the IPO and the private placement (which includes the underwriters’ deferred underwriting discount of $8.1 million) was placed in the Trust Account, with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to CRIS to pay its franchise and income tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of CRIS’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of CRIS’s obligation to allow redemption in connection with our initial business combination or to redeem 100% of the public shares if CRIS does not complete its initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the public shares if CRIS has not completed its initial business combination within 24 months from the closing of the IPO, subject to applicable law.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $8.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination) and approximately $0.9 million in expenses relating to the IPO, approximately $1.7 million of the net proceeds of the IPO and private placement was not deposited into the Trust Account and was retained by CRIS for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2020, there was approximately $230.0 million in investments and cash held in the Trust Account and $1.0 million of cash held outside the Trust Account available for working capital.

As of December 31, 2020, CRIS has not commenced any operations. All activity for the period from August 4, 2020 (inception) through December 31, 2020 relates to our IPO, which is describe below, and identifying a target company for a business combination. CRIS will not generate any operating revenues unless and until completion of a business combination, at the earliest. CRIS generates non-operating income in the form of interest income from the proceeds derived from the IPO.

CRIS’s units, common stock and warrants trade on the NYSE under the symbols “CLII.U,” “CLII,” and “CLII WS,” respectively.

Proposed Business Combination

On January 21, 2021, we entered into the Business Combination Agreement among CRIS, SPAC Sub and the EVgo Parties. Pursuant to the Business Combination Agreement, on the date the transactions are consummated (the “Closing Date”):

(i).
CRIS will contribute all of its assets to SPAC Sub, including but not limited to (1) an amount of funds equal to (A) funds held in the Trust Account (net of any amounts needed to effect redemptions elected by public stockholders and the payment of any deferred underwriting fees from the IPO), plus (B) net cash proceeds from the PIPE, plus (C) any cash held by CRIS in any working capital or similar account, less any transaction expenses of CRIS and the EVgo Parties; and (2) 195,800,000 newly issued shares of Class B common stock of CRIS (such shares, the “Holdings Class B Shares”);

(ii).
immediately following item (i) above, Holdings will contribute to OpCo all of the issued and outstanding limited liability company interests of HoldCo and, in connection therewith, (1) OpCo will be recapitalized as set forth in the OpCo A&R LLC Agreement, and (2) OpCo will issue to Holdings the Holdings OpCo Units;

(iii).	immediately following the item (ii) above, SPAC Sub will transfer to Holdings the Holdings Class B Shares and the right to enter into a tax receivable agreement; and

(iv).
immediately following item (iii) above, SPAC Sub will contribute to OpCo all of its remaining assets in exchange for the issuance by OpCo to SPAC Sub of the number of OpCo Units equal to the Issued OpCo Units.

The amount of cash to be contributed by SPAC Sub to OpCo at the closing of the proposed business combination is estimated to be between $574.9 million and $470.6 million. Immediately following the proposed business combination, Holdings will hold 195,800,000 OpCo Units, representing an expected 74.0% to 77.1% of the total outstanding OpCo Units. Holdings will also hold 195,800,000 shares of Class B common stock. The final amount of cash that will be contributed by SPAC Sub to OpCo is dependent on the amount of funds remaining in the Trust Account following any redemptions of Class A common stock and the final transaction expenses.

Each Holdings OpCo Unit, together with one share of Class B common stock, will be redeemable, subject to certain conditions, for either one share of Class A common stock, or, at OpCo’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to and in accordance with the terms of the OpCo A&R LLC Agreement.

Following the closing, the combined company will be organized in an “Up-C” structure in which the business of EVgo will be held by OpCo and will continue to operate through the subsidiaries of HoldCo, and in which CRIS’s only direct assets will consist of equity interests in SPAC Sub, which, in turn, will hold only the Issued OpCo Units. OpCo’s only direct assets will consist of its equity interests in HoldCo. Immediately following the closing, CRIS, through SPAC Sub, is expected to own between approximately 26.0% and 22.9% of the OpCo Units, and SPAC Sub will control OpCo as the sole managing member of OpCo in accordance with the terms of the OpCo A&R LLC Agreement. OpCo will own all of the equity interests in HoldCo. Upon the closing, CRIS will change its name to “EVgo Inc.” Holdings will hold the Holdings OpCo Units and a corresponding number of shares of Class B common stock.

The Business Combination Agreement and related agreements are further described in the Current Report on Form 8-K filed by the CRIS on January 27, 2021.

Other than as specifically discussed, this report does not assume the consummation of the proposed business combination or the other transactions contemplated by the Business Combination Agreement.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on January 21, 2021, CRIS entered into separate subscription agreements (the “Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase, and CRIS has agreed to sell to the PIPE Investors, an aggregate of 40,000,000 shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, or an aggregate purchase price of $400.0 million, in a private placement (the “PIPE”).

Each Subscription Agreement contains customary representations and warranties of CRIS, on the one hand, and the applicable PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the proposed business combination. The purpose of the PIPE is to raise additional capital for use by EVgo following the closing or the proposed business combination.

Pursuant to the Subscription Agreements, CRIS agreed that, within 30 calendar days after the Closing Date (the “Filing Deadline”), CRIS will file with the Securities and Exchange Commission (the “SEC”) (at CRIS’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and CRIS will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 90th calendar day if the SEC notifies CRIS that it will “review” the PIPE Resale Registration Statement) following the Filing Deadline and (ii) the 5th business day after the date CRIS is notified (orally or in writing, whichever is earlier) by the SEC that the PIPE Resale Registration Statement will not be “reviewed” or will not be subject to further review.

Business Strategy

If the proposed business combination does not become effective, our plan is to continue to identify, acquire and maximize the value of a company operating in the one of the climate sectors mentioned in the next section titled, “Market Opportunity.” Our management team will leverage its wide-reaching network of industry executives and climate specialists to source proprietary business combination opportunities with differentiated companies that align with our mission. We will seek opportunities that can benefit from our management team’s expansive experiences and unparalleled capabilities to create value for our stockholders.

In addition, if the proposed business combination does not become effective, we intend to utilize the networks and industry experience of our management team and the PIMCO private funds in seeking an initial business combination. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. We expect this network will provide our management team with a robust and consistent flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Market Opportunity

Our management team believes in metrics. The metrics of fighting climate change include: avoid making a bad situation worse by dramatically reducing or eliminating new carbon emissions into the atmosphere (“Avoided Carbon”) or remove carbon already in the atmosphere (“Removed Carbon”). Our management intends to focus on potential business combinations that would allow CRIS to invest in companies that have found competitive advantage in providing low to no carbon products and services on price and other terms superior to the more carbon intensive alternative. While the areas set forth below are representative of our primary areas of focus, it is not an exhaustive list.

Avoided Carbon: The Global Carbon Project estimates global carbon emissions at approximately 40 billion tonnes per year. Concurrently, the IMF estimates the cost of avoiding carbon emissions at roughly $50 per tonne, creating a total addressable market for Avoided Carbon of up to $2 trillion per year, or $60 trillion in 2020 dollars from 2020 to 2050. A substantial portion of this carbon value is in energy, both production and consumption. Today, renewables technology, and its adjacencies in the other climate sectors mentioned in this section, have scaled and become more sophisticated, such that virtually the entire market for replacement energy is open to price competitive zero carbon sources. The opportunity for the power sector represents a total addressable market of approximately $500 billion, mainly stemming from the replacement of fossil-fuel powered plants with cheaper zero-emission renewables, according to Lazard’s 2019 annual levelized-cost-of-energy report and the EIA’s annual global emissions estimates.

Distributed generation competes favorably against the prevailing retail price of electricity. Increasingly, rooftop solar is being combined with storage and other services that enhance its utility and the customer experience offering grid resilience and other ancillary benefits. Yet, the market remains lightly penetrated, with only approximately 3% market penetration in the United States residential solar market according to the EIA number of residential solar installations in SunRun’s June 2020 investor presentation.

U.S. renewable electricity generation has doubled since 2008. New capacity additions of utility scale and commercial and industrial scale renewables now exceed new capacity additions of natural gas and coal-fired generation combined and that trend is likely only to accelerate, resulting in significant opportunity for new renewables and around enhancement of the first generation of large scale renewables already deployed in the United States and around the world.

Large-scale solutions for grid stability and resilience, including energy storage, decarbonized natural gas, trash to value and other sustainable solutions, will become increasingly important as intermittent resources, primarily wind and solar generation, dominate grid and distributed generation.

Energy Efficiency services offer substantial energy savings and are now readily available at both the corporate and household level as a result of new technology: integrated hardware and software packages that automate the process of avoiding waste in energy consumption. These energy efficiency services are often offered as a critical part of a more comprehensive product/service offering (see below), but there are demand side management and other similar emerging growth companies that specialize in this space.

Green Energy Service Companies (“GESCOs”) increasingly satisfy corporate demand for clean energy. More and more, businesses, committed as a matter of core values to consuming only clean energy, have found that traditional utilities are unable to meet their demands. They are turning to GESCOs to deploy technology and utilize specially developed algorithms to reduce their consumption, while still meeting their needs through clean energy procurement. This has created an emerging clean-energy-as-a-service industry.

Greentailers increasingly satisfy household demand for clean energy. For many years, green retail energy providers (“Greentailers”) offered “renewables only” retail power. To a greater extent, Greentailers are now using technology to expand the depth and breadth of their product offering to encompass both green power and reduced consumption. Additionally, they now more effectively incorporate rooftop solar and the storage capacity of the family EV into the household system, leading to a smart-energy-home-as-a-service business model.

Electric Vehicle (“EV”) infrastructure and decarbonized liquid fuels, including green hydrogen and green ammonia, are becoming increasingly important as the power and transportation sectors decarbonize. Electricity cost management, charging-as-a-service solutions, grid services, and market mechanisms to support charging infrastructure are critical to support the transition of transportation from carbon fuels to electric vehicles.

Removed Carbon: While Avoided Carbon is our immediate focus, Removed Carbon has potential both in terms of climate and economic, making it well worth tracking. By our calculation, at least $5 trillion of carbon currently in the atmosphere needs to be removed over the next 30 years. Significant breakthroughs and developments continue to surface in this space. For instance, when carbon capture technology first emerged, early studies estimated costs to be highly prohibitive, at over $600 per tonne. With advances in technology and continuous effort of entrepreneurs and start-ups, the cost is now estimated at approximately one-third of initial estimates and falling. Carbon Capture, Utilization and Storage technologies are already being tested by emerging companies at scale. At the same time, considerable innovation and entrepreneurship is being poured into nature-based solutions, such as the capturing and storage of atmospheric carbon within trees and soil. The addressable market of this technology would expand exponentially overnight if, as a result of political change and government action, an effective price was placed on removing carbon from the atmosphere.

In summary, clean energy opportunity is climate opportunity and CRIS and its management team are deeply versed in the clean energy industry. These sectors represent potential areas of opportunity in which CRIS intends to deploy its capital.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are critical to evaluating prospective companies within our targeted sub-sector:

•	“Best-in-class” companies in the climate sector competitively positioned to capitalize on macro growth prospects;

•	Differentiation with regard to products / services, cost structure and business model;

•	Sustainable competitive advantages and / or high barriers to entry;

•	Opportunities for growth, organically or through add-on acquisitions;

•	Ability to benefit from our management’s unique and unparalleled expertise in the sector;

•	Strength of incumbent management and their fundamental motivations, long-term objectives and core organizational values that represent best practices across the entire climate spectrum; and

•	Ability to benefit from access to the public market.

Notwithstanding the foregoing, these criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may or may not be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant.

Our Acquisition Process

Our acquisition process starts with and is predicated upon our extensive combined network of business executives and climate leaders and is bolstered by our decades of expertise and intimate familiarity with the climate sector.

Our acquisition process involves a thorough due diligence process, valuation and exhaustive analysis which consist of meetings with incumbent management and employees, many of whom we are very familiar with through previous business dealings, to discuss business model, capital allocation and growth potential. It also consists of technical, financial, valuation and operational due diligence, document reviews, inspection of facilities, as well as a review of any legal or other relevant information which will be made available to us.

In evaluating a prospective target business, we focus on, among other things, the differentiation of its product/services, cost structure, strength of management, business model, comparative advantages and other keys to sustained value creation. In assessing management, we focus on their fundamental motivation - are they focused on building a strong business of enduring value over time, with ever increasing impact on climate - and on their individual and corporate core values. It is our strongly held view, based on our life experience, that the best companies in our target space are not only driven by solving for climate but they are animated, in terms of their internal organization, by core values that represent best practices across the entire ESG spectrum.

The final step of our acquisition process is the approval by our board of directors. Our board of directors, a majority of whom are independent directors and each of whom has considerable experience and expertise in the climate sector, will thoroughly review all aspects of the proposed combination and reach a decision on its merits consistent with their fiduciary responsibilities to the stockholders. We then confirm approval by the PIMCO private funds, in accordance with their contractual right to consent to our initial business combination transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor, our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor or any of our officers or directors, we, or a committee of our independent directors, will obtain an opinion that our initial business combination is fair to us from a financial point of view from either an independent investment banking firm or an independent accounting firm.

The Sponsor, our directors and members of our management team may directly or indirectly own our founder shares, Class A common stock and/or private placement warrants following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she then has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors and the PIMCO private funds and any of their respective affiliates may sponsor or form, or in the case of individuals, serve as a director or officer of, other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Initial Business Combination

As required by the NYSE rules, our initial business combination must be approved by a majority of our independent directors. The NYSE rules also require that we must complete our initial business combination with one or more businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the PIMCO private funds.

We may, at our option, pursue an acquisition opportunity jointly with one or more parties affiliated with PIMCO, including, without limitation, officers and partners of PIMCO, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of PIMCO, including the PIMCO private funds, and/or investors in funds, accounts, co-investment vehicles and other entities managed by affiliates of PIMCO. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to such parties. The amount and other terms and conditions of any such joint acquisition or equity issuance would be determined at the time thereof.

We may structure our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with the Sponsor, our officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with the Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

PIMCO and its affiliates manage multiple funds and investment vehicles, including the PIMCO private funds, and may raise additional funds and/or accounts in the future, which may be during the period in which we are seeking our initial business combination. These investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity. In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors have and will have in the future time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by PIMCO or one of its affiliated entities. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investment funds, accounts, co-investment vehicles and other entities managed by PIMCO or one of its affiliated entities (including, without limitation, arising as a result of certain of our officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles or other entities), PIMCO and its applicable affiliate entities, including the PIMCO private funds, will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties, and there can be no assurance that such conflict of interest will be resolved in our favor.

Corporate Information

Our executive offices are located at 300 Carnegie Center, Suite 150 Princeton, NJ 08540 and our telephone number is (212) 847-0360.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various sources, including our global networks, as well as other sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. The Sponsor, our officers and directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. Other than the 60,000 restricted founder shares transferred to Ms. Frank-Shapiro as compensation for her service as a consultant of CRIS, and any additional compensation for Ms. Frank-Shapiro that the board of directors of CRIS may approve in the future in connection with her consulting arrangement with CRIS, in no event will the Sponsor or any of our existing officers or directors, or any entity with which the Sponsor or our officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by CRIS prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of the Sponsor, our officers, other than Ms. Frank-Shapiro, or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits the Sponsor, our officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor, our officers or directors, or their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor, our officers or directors, or their respective affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

As required by the NYSE rules, our initial business combination will be approved by a majority of our independent directors. The NYSE rules also require that we must complete our initial business combination with one or more businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business,  no assurance can be given that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and key employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the PIMCO private funds.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to acquire multiple businesses. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination and cause us to depend on the marketing and sale of a limited number of products or services.

Post-Combination Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover,  no assurance can be given that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

No assurance can be given that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. No assurance can be given that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a list of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each transaction.

Type of Transaction	Whether Stockholder Approval is Required

Purchase of assets	No

Purchase of stock of target not involving a merger with CRIS	No

Merger of target into a subsidiary of CRIS	No

Merger of CRIS with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•
we issue shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•
any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place CRIS at a disadvantage in the transaction or result in other additional burdens on CRIS;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of CRIS; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, initial stockholders, our directors, officers, advisors or their respective affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The Sponsor, our officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom the Sponsor, our officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that the Sponsor, our officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. The Sponsor, our officers, directors, advisors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by the Sponsor, our officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. The Sponsor, our officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. Such redemptions, if any, will be made at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the event triggering the right to redeem, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination or a stockholder vote to approve an amendment to our amended and restated certificate of incorporation, as described above.

Manner of Conducting Redemptions in Conjunction with a Stockholder Vote on our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under the NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by the Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of CRIS representing a majority of the voting power of all outstanding shares of capital stock of CRIS entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 8,625,001, or 37.5% (assuming all outstanding shares are voted) of the 23,000,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. If the PIMCO private funds or their respective affiliates vote the shares included in the 1,980,000 units purchased in the IPO in favor of our initial business combination, this percentage is further reduced to 28.9%. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, CRIS would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of CRIS’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to CRIS for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 24 months from the closing of the IPO or during any extended time that we have to consummate a business combination beyond the 24 months (an “Extension Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the IPO to complete our initial business combination. If we do not complete our initial business combination within such 24-month period or any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $0.1 million of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period. However, if the Sponsor, our officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.0 million of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $0.1 million of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC (“Withum”), our independent registered public accounting firm, and the underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. None of our officers, directors or members of the Sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked the Sponsor to reserve for such indemnification obligations and we cannot assure you that the Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the Trust Account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from the Trust Account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $0.1 million of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, the Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our business combination within 24 months from the closing of the IPO or during any Extension Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination, or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation, and if We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we do not complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period.

	Redemptions in Connection with Our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation	Other Permitted Purchases of Public Shares by Us or Our Affiliates	Redemptions if We fail to Complete an Initial Business Combination

Calculation of redemption price
Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, or in the case of redemptions in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place, if all of the redemptions would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed initial business combination.

If we seek stockholder approval of our initial business combination, the Sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market prior to or following completion of our initial business combination. There is no limit to the prices that the Sponsor, directors, officers, advisors or their affiliates may pay in these transactions.

If we do not complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the Trust Account (which is initially anticipated to be $10.00 per public share including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $0.1 million of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Impact to remaining stockholders
The redemptions in connection with our initial business combination or certain stockholder votes to amend our amended and restated certificate of incorporation will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.
If the permitted purchases described above are made, there would be no impact to our remaining stockholders because the purchase price would not be paid by us.
The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation may give others with greater resources an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 300 Carnegie Center, Suite 150 Princeton, NJ 08540 and our telephone number is (212) 847-0360. Our executive offices are provided to us by the Sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Additional Information

This Annual Report on Form 10-K, our Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. We are subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our website address is www.climaterealimpactsolutions.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. However, the information found on our website is not part of this or any other report.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of its investment. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.  Additional  risk factors relating to the proposed business combination will be included in the definitive proxy statement relating to the proposed business combination to be filed with the SEC by CRIS.

The proposed business combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

The consummation of the proposed business combination is subject to customary closing conditions for transactions involving special purpose acquisition companies some of which are out of our control, including, among others:

•
approval by CRIS’s stockholders of (i) the proposed business combination and the Business Combination Agreement; (ii) the second amended and restated certificate of incorporation of CRIS; and (iii) the issuance by CRIS of more than 20% of its outstanding common stock in connection with the proposed business combination;

•
no governmental authority shall have enacted, issued, promulgated, enforced or entered any law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the business combination illegal or otherwise prohibiting consummation of the business combination;

•
all filings, notifications, or other submissions required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), shall have been made and any applicable waiting period (and any extension thereof) applicable to the consummation of the business combination under the HSR Act shall have expired or been terminated;

•
the shares of Class A common stock to be issued in connection with the proposed business combination (including all shares of Class A common stock issuable upon the conversion of the shares of Class B common stock and OpCo Units issued in the business combination, as set forth in the OpCo A&R LLC Agreement and the proposed second amended and restated certificate of incorporation of CRIS) shall be listed on the NYSE or Nasdaq Stock Market, as mutually agreed by the parties, on the Closing Date;

•
CRIS shall have at least $5,000,001 of net tangible assets after giving effect to the PIPE and following the exercise of redemption rights by CRIS’s public stockholders in accordance with CRIS’s charter and bylaws; and

•
the amount of funds held in the Trust Account (net of any cash proceeds required to satisfy an exercise of redemption rights by CRIS’s public stockholders in accordance with CRIS’s existing amended and restated certificate of incorporation and the payment of any deferred underwriting fees held in the Trust Account in connection with the IPO payable to the underwriters upon consummation of a business combination) shall not be less than $115.0 million.

We are a recently formed company with limited operating history and limited revenues, and a public stockholder has no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with a limited history of operating results. Because we have a limited operating history, public stockholders have a limited basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have a proposed business combination but may be unable to consummate the transaction. If we fail to complete our initial business combination, we will never generate any operating revenues.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after the IPO (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 8,625,001, or 37.5% (assuming all outstanding shares are voted) of the 23,000,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. If the PIMCO private funds or their respective affiliates vote the shares included in the 1,980,000 units purchased in the IPO in favor of our initial business combination, this percentage is further reduced to 28.9%. Our initial stockholders owned shares representing 20% of our outstanding shares of common stock immediately following the completion of the IPO. Accordingly, when we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

A public stockholder’s only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of its right to redeem its shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of an investment in us, public stockholders will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, a public stockholder’s only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising its redemption rights within the period of time set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that a public stockholder would have to wait for liquidation in order to redeem its stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, a public stockholder would not receive its pro rata portion of the Trust Account until we liquidate the Trust Account. If a public stockholder is in need of immediate liquidity, such public stockholder could attempt to sell its stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, a public stockholder may suffer a material loss on its investment or lose the benefit of funds expected in connection with our redemption until we liquidate or such public stockholder is able to sell its stock in the open market.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 24 months from the closing of the IPO or seek a stockholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Legal proceedings in connection with the business combination, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

In connection with the proposed business combination, it is not uncommon for lawsuits to be filed against companies involved and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus contains false and misleading statements and/or omits material information concerning the business combination. Although lawsuits have been filed in connection with the proposed business combination and/or the transactions contemplated by the Business Combination Agreement, it is possible that more actions may arise and, if such actions do arise, they generally seek, among other things, injunctive relief and an award of attorneys’ fees and expenses. Defending such lawsuits could require us to incur significant costs and draw the attention of our management team away from the proposed business combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the proposed business combination is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the proposed business combination from becoming effective within the agreed upon timeframe.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic and the status of debt and equity markets.

Since December 2019, a novel strain of coronavirus that causes COVID-19 has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary, Alex M. Azar II, declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.

The extent to which COVID-19 ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and actions to contain the virus or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to coordinate as a team or to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $0.1 million of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, the Sponsor, our directors, officers, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, our directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor, our directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Public stockholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate an investment, therefore, a public stockholder may be forced to sell its public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of the IPO or during any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate its investment, an investor may be forced to sell its public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are listed on the NYSE. There can be no assurance that our securities will continue to be listed on the NYSE or other national securities exchange in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s or another national securities exchange’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE or other national securities exchange. There can be no assurance that we will be able to meet those initial listing requirements at that time. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE or other national securities exchange, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Public stockholders are not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5.0 million upon the successful completion of the IPO and the sale of the private placement warrants and we have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will are afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a public stockholder or a “group” of public stockholders are deemed to hold in excess of 15% of our Class A common stock, a public stockholder will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such public stockholder or any other person with whom such public stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A public stockholder’s inability to redeem the Excess Shares will reduce its influence over our ability to complete our initial business combination and such public stockholder could suffer a material loss on its investment in us if such public stockholder sells Excess Shares in open market transactions. Additionally, a public stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, such public stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell its stock in open market transactions, potentially at a loss.

Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may present closing risk by reducing the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against the Trust Account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.  If we are required to seek additional capital, we would need to borrow funds from the Sponsor, our management team or other third parties to operate or may be forced to liquidate. None of the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $2.0 million of such loans may be converted into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause an investor to lose some or all of its investment.

Even if we conduct extensive due diligence on a target business with which we combine, no assurance can be given that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Withum, our independent registered public accounting firm, and the underwriters of our IPO, have not executed agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of our company. Therefore, no assurance can be given that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and a public stockholder would receive such lesser amount per share in connection with any redemption of its public shares. None of our officers, directors or members of the Sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

The net proceeds of the IPO and certain proceeds from the sale of the private placement warrants, in the amount of $230.0 million, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $230.0 million as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities  is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of the IPO or during any Extension Period, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

If we have not completed an initial business combination within 24 months from the closing of the IPO, our public stockholders may be forced to wait beyond such 24 months before redemption from the Trust Account.

If we have not completed an initial business combination within 24 months from the closing of the IPO or during any Extension Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $0.1 million of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the IPO or the expiration of any Extension Period before the redemption proceeds of the Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the 24th month after the closing of the IPO or the expiration of any Extension Period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. No assurance can be given that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination and, upon consummation of our initial business combination, our initial stockholders will have certain rights to designate individuals for nomination for election as directors.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, a public stockholder may not have any say in the management of our company prior to the consummation of an initial business combination.

Further, pursuant to a registration and stockholder rights agreement, upon consummation of an initial business combination, our initial stockholders will be entitled to designate three individuals for nomination for election to our board of directors for so long as they continue to hold, collectively, at least 50% of the founder shares (or the securities into which such founder shares convert) held by such persons on September 29, 2020. Thereafter, such initial stockholders will be entitled to designate (i) two individuals for nomination for election to our board of directors for so long they continue to hold, collectively, at least 30% of the founder shares (or the securities into which such founder shares convert) held by such persons on the date of this Annual Report on Form 10-K and (ii) one individual for nomination for election to our board of directors for so long they continue to hold, collectively, at least 20% of the founder shares (or the securities into which such founder shares convert) held by such persons on September 29, 2020. This may result in such holders having significant control over our business.

As part of the negotiations relating to the proposed business combination, we decided to agree to amend and restate the registration and stockholder rights agreement to, among other things, remove the provisions summarized in the previous paragraph. If however we are unable to consummate the proposed business combination, it is possible such provisions will continue to remain in force following the consummation of an initial business combination with another target.

We did not register the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We did register the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. No assurance can be given that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that a warrant holder will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if shares of our Class A common stock are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and holders will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems the warrants for securities pursuant to the warrant agreement, a warrant holder may receive a security in a company of which it does not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 15 business days of the closing of an initial business combination.

If a warrant holder exercises its public warrants on a “cashless basis,” such holder will receive fewer shares of Class A common stock from such exercise than if such holder were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, under certain circumstances, warrant holders will be able to exercise their warrants on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (defined above) over the exercise price of the warrants by (y) the fair market value and (B) 0.361 per whole warrant, and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash.

For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which are founder shares are convertible, the private placement warrants, the shares of Class A common stock issuable upon exercise of the private placement warrants held, or to be held, by them, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.

We will seek to complete an initial business combination with companies in the climate sector, particularly in clean energy, renewables and carbon removal, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, no assurance can be given that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Additionally, no assurance can be given that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.

Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team, directors, advisors, the PIMCO private funds and their respective affiliates may not be indicative of future performance of an investment in CRIS or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, our management team, directors and advisors, the PIMCO private funds and their respective affiliates, including PIMCO, is presented for informational purposes only. Past performance by our management team, directors and advisors, the PIMCO private funds and such affiliates is not a guarantee (i) either of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Investors should not rely on the historical performance of our management team, directors and advisors, the PIMCO private funds or that of their respective affiliates as indicative of the future performance of an investment in CRIS or the returns CRIS will, or is likely to, generate going forward. Our management team, directors and advisors, the PIMCO private funds and their respective affiliates have had limited past experience with blank check and special purpose acquisition companies and no experience working together. The absence of experience working together may be exacerbated by the challenges associated with the COVID-19 pandemic.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we intend to focus on identifying companies in the climate sector, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, no assurance can be given that we will adequately ascertain or assess all of the significant risk factors. There can be no assurance that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, public stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 77,000,000 and 4,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as described in Exhibit 4.1 to this Annual Report on Form 10-K and set forth in our amended and restated certificate of incorporation, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in the IPO;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, no assurance can be given that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, our officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with CRIS after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. No assurance can be given that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. Although we have retained and may in the future retain consultants to perform certain services for CRIS, we do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

 Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. For example, a vehicle affiliated with Mr. Crane, Mr. Cavalier and Ms. Comstock is currently sponsoring one other blank check company, Climate Real Impact Solutions II Acquisition Corporation (“CRIS II”), formed for substantially similar purposes as CRIS. Further, Mr. Crane, a director and our Chief Executive Officer, serves as a director and Chief Executive Officer of CRIS II, Mr. Cavalier, our Chief Financial Officer, serves as Chief Financial Officer of CRIS II, and Ms. Comstock, our Chief Commercial Officer, serves as Chief Commercial Officer of CRIS II, Anne Frank-Shapiro, our Chief Operating Officer, serves as Chief Operating Officer of CRIS II and Richard Kauffman and Jamie Weinstein, our director nominees, serve as directors of CRIS II. Any of these other blank check companies, including CRIS II, may present additional conflicts of interest in pursuing an acquisition target.

PIMCO and its affiliates, including the PIMCO private funds, have invested in diverse industries, including in the climate sector. There could be overlap between companies that would be suitable for a business combination with us and companies that present an attractive investment opportunity for the Sponsor, our directors or officers, and entities with which they currently are or may in the future be affiliated, certain of PIMCO’s funds and/or other investment vehicles, including the PIMCO private funds. In addition, PIMCO and its affiliates engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If PIMCO or any of its affiliates provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with the Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with the Sponsor, our officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of the Sponsor, our officers and directors with other entities, we may decide to acquire one or more businesses with which the Sponsor or one or more of our officers or directors is affiliated, including business affiliated with PIMCO. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. The Sponsor, our officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent accounting firm regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with one or more affiliates of the PIMCO private funds or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to any such parties, which may give rise to certain conflicts of interest.

Since the Sponsor and its investors and our directors will lose their entire at-risk investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In August 2020, the Sponsor purchased an aggregate of 5,750,000 shares of Class B common stock for an aggregate purchase price of $25.0 thousand, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO. In September 2020, the Sponsor transferred 30,000 founder shares to Ms. Powell, 25,000 founder shares to Mr. Kauffman, 25,000 founder shares to Ms. Alemayehou and 60,000 restricted founder shares to Ms. Frank-Shapiro. All of the founder shares will be worthless if we do not complete an initial business combination. In addition, the Sponsor purchased an aggregate of 6,600,000 warrants  at a price of $1.00 per warrant $6.6 million in the aggregate), which will also be worthless if we do not complete an initial business combination. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from the Sponsor, affiliates of the Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account.

As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the IPO and the sale of the private placement warrants, $230.0 million will be available to complete our initial business combination and pay related fees and expenses (which includes $8.1 million for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of CRIS’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the Sponsor, our officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. No assurance can be given that we will not seek to amend our amended and restated certificate of incorporation or governing instrument in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. No assurance can be given that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own up to 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which a public stockholder does not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholders. Our other stockholders are not parties to, or third-party beneficiaries of, these agreements and will not have the ability to pursue remedies against the Sponsor, our officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that our capital resources will be sufficient to allow us to complete our initial business combination, we cannot be certain that we will be able to satisfy the capital requirements for any particular transaction. If our capital resources prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. No assurance can be given that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders and not previously released to us to pay our taxes on the liquidation of the Trust Account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of the Trust Account, and our warrants will expire worthless.

Our initial stockholders hold a substantial interest in us and will control the appointment of our board of directors until consummation of our initial business combination. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that a public stockholder does not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that a public stockholder does not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, prior to our initial business combination, our initial stockholders will have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a resolution passed by holders of a majority of the founder shares. As a result, a public stockholder will not have any influence over the appointment of directors prior to our initial business combination. All of our directors were appointed by our initial stockholders for two-year terms. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the PIMCO private funds. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as described in Exhibit 4.1 to this Annual Report on Form 10-K and provided in our amended and restated certificate of incorporation. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the IPO related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock (subject to adjustment as described in Exhibit 4.1 to this Annual Report on Form 10-K and provided in our amended and restated certificate of incorporation) so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all outstanding shares of common stock upon completion of the IPO, plus (ii) all shares of Class A common stock and equity-linked securities issued, or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i).
we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”);

(ii).
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions); and

(iii).
the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which we consummate a business combination (such price, the “Market Value”) is below $9.20 per share;

then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in Exhibit 4.1 to this Annual Report on Form 10-K will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in Exhibit 4.1 to this Annual Report on Form 10-K will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder (i) to exercise its warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell its warrants at the then-current market price when such warrant holder might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us (except as described in Exhibit 4.1 to this Annual Report on Form 10-K) so long as they are held by the Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in Exhibit 4.1 to this Annual Report on Form 10-K) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of shares of our Class A common stock. Please see Exhibit 4.1 to this Annual Report on Form 10-K for more information about the public warrants. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us (except as described in Exhibit 4.1 to this Annual Report on Form 10-K) so long as they are held by the Sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 shares of our Class A common stock  as part of the units offered, simultaneously with the closing of the IPO, and issued in a private placement warrants to purchase an aggregate of 6,600,000 shares of Class A common stock  at $11.50 per share. Our initial stockholders currently own an aggregate of 5,750,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as described in Exhibit 4.1 to this Annual Report on Form 10-K. In addition, if the Sponsor makes any working capital loans, up to $2.0 million of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by us (except as described in Exhibit 4.1 to this Annual Report on Form 10-K), (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are entitled to registration rights.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless an investor purchases at least two units, such investor will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We would include the same financial statement disclosure in connection with any tender offer documents. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy or tender offer rules and complete our initial business combination within the prescribed timeframe.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our Class A common stock held by non-affiliates equals or exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $250.0 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year and the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for any action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our founder shares will have the right to vote on the election of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, public stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	data privacy;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to climate sector companies.

Business combinations with companies in the climate sector, which we broadly define as consisting of all companies the business of which results, directly or indirectly, in the reduction of CO2 and other greenhouse gases into the atmosphere that would otherwise have occurred, entail certain risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•
recognizing that the market for CO2 avoidance and removal is grounded in science, any material change in consensus scientific opinion in respect of the urgency or potential remedies to the climate challenge could affect the economics of or total addressable market for clean energy and other CO2 reducing products and specialists;

•
governmental or regulatory actions in any or all of our chosen markets, even if well intentioned from a climate perspective, could have an immediate and dramatic effect on our business operations and opportunities;

•
the increasingly partisan nature of the public debate about climate issues could result in a consumer backlash in certain markets against products and services which exist, in whole or in part, to reduce CO2 emissions into the atmosphere;

•
shifting approaches over time to how CO2 emissions are calculated, or to the perceived long term effectiveness of various approaches to CO2 storage and sequestration, could affect the perceived environmental benefit of our products and services;

•	dependence of our operations upon third-party suppliers or service providers whose failure either to perform adequately or to adhere to our environmental standards could disrupt our business;

•	difficulty in establishing and implementing a commercial and operational approach adequate to address the specific needs of the markets we are pursuing;

•	difficulty in identifying effective local partners and developing any necessary partnerships with local businesses on commercially and environmentally acceptable terms;

•	our inability to comply with governmental regulations or obtain governmental approval for our products and/or business operations;

•
difficulty in competing against established companies who may have greater financial resources and/or a more effective or established localized business presence and/or an ability to introduce and sell low or no carbon products at minimal or negative operating margins for sustained periods of time;

•	difficulty in competing successfully with improved technologies introduced subsequent to our own;

•
the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs with respect to their environmental or non-environmental attributes;

•	an inability to build strong brand identity, environmental credibility or reputation for exceptional customer satisfaction and service;

•	difficulty in generating sufficient sales volumes at economically sustainable profitability levels;

•	difficulty in timely identifying, attracting, training, and retaining qualified sales, technical, and other personnel; and

•
any significant disruption in our computer systems or those of third parties that we would utilize in our operations, including disruptions or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will be focused on, but not be limited to the climate sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

CRIS’s executive offices are located at 300 Carnegie Center, Suite 150 Princeton, New Jersey 08540 and CRIS’s telephone number is (212) 847-0360. CRIS’s executive offices are provided to CRIS by the Sponsor. CRIS considers its current office space adequate for its current operations.

Item 3.	Legal Proceedings

We are, and from time to time may become, involved in legal and regulatory proceedings or subject to claims arising in the ordinary course of our business. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations and financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock and warrants are currently listed on the NYSE under the symbols “CLII” and “CLII WS,” respectively. Certain of our shares of Class A common stock and warrants currently trade as units consisting of one share of Class A common stock and one half of one redeemable warrant, and are listed on the NYSE under the symbol “CLII.U.”

Holders

As of March 15, 2021, there were 23,000,000 issued and outstanding shares of our Class A common stock held by one stockholder of record, 5,750,000 issued and outstanding shares of our Class B common stock held by eight stockholders of record and 18,100,000 issued and outstanding warrants held by two warrant holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock or warrants whose shares or warrants are held in the names of various security brokers, dealers and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

On October 2, 2020, we completed a private placement of 6,600,000 private placement warrants issued to the Sponsor, generating a total proceeds of $6.6 million. The private placement warrants are exercisable commencing on October 2, 2021 for one share of Class A common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 10, 2020, CRIS and the Sponsor entered into a subscription agreement in which the Sponsor purchased an aggregate of 5,750,000 shares of Class B common stock, par value $0.0001 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Offerings

On October 2, 2020, we consummated the IPO of 23,000,000 units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000. The units sold in the IPO were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230.0 million. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248718). The Securities and Exchange Commission declared the registration statement effective on September 29, 2020.

Of the gross proceeds received from the IPO, the closing of the over-allotment option and the private placement warrants, $230.0 million was placed in the Trust Account.

We paid a total of $4.2 million in underwriting discounts and commissions and $0.9 million for other offering costs related to the IPO. In addition, the underwriters agreed to defer $8.1 million in underwriting discounts and commissions.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 4, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

On January 21, 2021, CRIS, SPAC Sub and EVgo Parties entered into the Business Combination Agreement. The transactions contemplated by the Business Combination Agreement are collectively referred to in this Item 7 as the “business combination.”

Pursuant to the Business Combination Agreement, on the Closing Date:

(i)
CRIS will contribute all of its assets to SPAC Sub, including but not limited to (1) an amount of funds equal to (A) funds held in the Trust Account (net of any amounts needed to effect redemptions elected by public stockholders and the payment of any deferred underwriting fees from the IPO), plus (B) net cash proceeds from the PIPE, plus (C) any cash held by CRIS in any working capital or similar account, less any transaction expenses of CRIS and the EVgo Parties; and (2) the “Holdings Class B Shares;

(ii)
immediately following item (i) above, Holdings will contribute to OpCo all of the issued and outstanding limited liability company interests of HoldCo and, in connection therewith, (1) OpCo will be recapitalized as set forth in the OpCo A&R LLC Agreement, and (2) OpCo will issue to Holdings the Holdings OpCo Units;

(iii)	immediately following the item (ii) above, SPAC Sub will transfer to Holdings the Holdings Class B Shares and the right to enter into a tax receivable agreement; and

(iv)
immediately following item (iii) above, SPAC Sub will contribute to OpCo all of its remaining assets in exchange for the issuance by OpCo to SPAC Sub of the number of OpCo Units equal to the Issued OpCo Units.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 4, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for and consummate the IPO and identifying a target company for a business combination, as described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 4, 2020 (inception) through December 31, 2020, we had a net loss of $1.0 million, which consists of operating costs of $1.0 million offset by interest income from bank of $31 and interest earned on investments held in the Trust Account of $3.4 thousand.

Liquidity and Capital Resources

On October 2, 2020, we consummated the IPO of 23,000,000 units at a price of $10.00 per unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000, generating gross proceeds of $230.0 million. Simultaneously with the closing of the IPO, we consummated the sale of 6,600,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our stockholders, generating gross proceeds of $6.6 million.

Following the IPO, the full exercise of the over-allotment option by the underwriters and the sale of the private placement warrants, a total of $230.0 million was placed in the Trust Account. We incurred $13.2 million in transaction costs, including $4.2 million of underwriting fees, $8.1 million of deferred underwriting fees and $0.9 million of other offering costs.

For the period from August 4, 2020 (inception) through December 31, 2020, cash used in operating activities was $0.5 million comprised of net loss of $1.0 million and interest earned on investments held in the Trust Account of $3.4 thousand as offset by operating costs paid through related party promissory note of $402 and the changes in operating assets and liabilities of $0.5 million.

As of December 31, 2020, we had cash and investments held in the Trust Account of approximately $230.0 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had approximately $1.0 million of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

The Sponsor, or an affiliate of the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, extend us working capital loans as may be required in order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination. If we complete an initial business combination, we would repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2.0 million of such working capital loans may be convertible into warrants of the post-business combination entity. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummate of our initial business combination. If we are unable to consummate our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $8.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we consummate an initial business combination, subject to the terms of the underwriting agreement.

We entered into various consulting arrangements with several service provider for administrative services and potential target financial analysis and due diligence services to us. These arrangements provide for aggregate monthly fees of approximately $90.0 thousand.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements And Supplementary Data

This information appears in Item 15 of this Annual Report on Form 10-K and is included herein by reference.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer, our “certifying officers,” the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
David W. Crane	62	Chief Executive Officer and Director
John A. Cavalier	70	Chief Financial Officer
Elizabeth Comstock	60	Chief Commercial Officer
Anne Frank-Shapiro	66	Chief Operating Officer
Mary Powell	60	Director and Chairperson
Mimi Alemayehou	51	Director
Richard Kauffman	66	Director
Jamie Weinstein	44	Director

David W. Crane has served as our Chief Executive Officer and a director since August 2020. Mr. Crane has been serving as Chief Executive Officer and director of CRIS II since December 2020. Previously, from 2003 to 2015, Mr. Crane served as the Chief Executive Officer of NRG Energy, Inc. Prior to his role at NRG Energy, Inc., Mr. Crane was Chief Executive Officer of International Power Plc. Prior to that, Mr. Crane worked as a banker at Lehman Brothers Holdings Inc., focusing on the energy sector, and as an attorney at the law firm White & Case LLP in the project finance and debt restructuring departments. Currently, Mr. Crane serves on the boards of directors of Jera Co., Inc., a power generation joint venture between Tokyo Electric and Chubu Electric; Inspire Energy Holdings LLC, a green retail energy provider; and Elemental Excelerator Inc., a late stage accelerator focused on climate impact and sustainability more generally. Mr. Cane holds a J.D. from Harvard Law School and an A.B. in International Relations from Princeton University.

John A. Cavalier has served as our Chief Financial Officer since August 2020. Mr. Cavalier has been serving as Chief Financial Officer of CRIS II since December 2020. Previously, from 2000 to 2008 and from 2012 to 2020, Mr. Cavalier held a number of senior positions at Credit Suisse, including Chairman of the Global Energy Group and Head of the Global Renewables Group. Prior to joining Credit Suisse, from 1990 to 2000, Mr. Cavalier served as the Managing Director and founding member of Donaldson, Lufkin & Jenrette’s Power & Energy group. From 2008 to 2015, Mr. Cavalier served as a managing partner of Hudson Clean Energy, a private equity firm focused on clean energy. Earlier in his career, Mr. Cavalier served in the U.S. Army for nine years where he was an officer in the Signal Corps, and later the Judge Advocate Generals Corps. Mr. Cavalier holds a B.S. from the U.S. Military Academy, a J.D. from the University of Illinois School of Law, and an M.B.A. from Harvard Business School.

Elizabeth Comstock has served as our Chief Commercial Officer since August 2020. Ms. Comstock has been serving as Chief Commercial Officer of CRIS II since December 2020. Previously, from 1990 to 2017, Ms. Comstock served as the Chief Marketing and Commercial Officer at General Electric. Prior to General Electric, Ms. Comstock served as President of Integrated Media at NBC Universal, overseeing television advertising revenue and the company’s digital efforts, including early development of hulu.com. She has also been a visiting scholar at Columbia University’s Center for Science and society and frequently advises start up founders and corporate business leaders on commercial strategy, innovation and culture change. Ms. Comstock serves on the board of directors of Nike, Inc., where she is a member of the compensation committee and is a trustee of The National Geographic Society. Ms. Comstock holds a B.S. in biology from the College of William and Mary.

Anne Frank-Shapiro has served our Chief Operating Officer since August 2020. Ms. Frank-Shapiro has been serving as Chief Operating Officer of CRIS II since December 2020. Previously, from 2013 to 2019, Ms. Frank-Shapiro served as Chief Administrative Officer and Chief Compliance Officer of Pegasus Capital Advisors, a private equity firm. From 2012 to 2013, Ms. Frank-Shapiro served as Chief Administrative Officer and Chief Compliance Officer of Hudson Clean Energy, a private equity firm. Earlier in her career, from 1987 to 2011, Ms. Frank-Shapiro worked at Credit Suisse, where she held senior positions in the investment banking division, including as Chief Operating Officer for Global Emerging Markets Head and IBD Global Head of Expense Management. Prior to Credit Suisse, from 1980 to 1983, Ms. Frank-Shapiro served as Chief Administrative Officer at NYC Department of Environmental Protection where she managed its capital budget. Ms. Frank-Shapiro is currently the trustee of The Town Hall. Ms. Frank-Shapiro holds a B.S. in Mathematics from SUNY Buffalo and an M.B.A. from New York University.

Mary Powell has served as the Chairperson of our board of directors since September 2020. From 2008 to 2019, Ms. Powell served as the president and Chief Executive Officer of Green Mountain Power. Prior to that role, Ms. Powell held various other senior executive officer positions with Green Mountain Power since 1989. Ms. Powell currently serves on the board of directors of Hawaiian Electric Industries, Inc., Sunrun Inc. and CGI Group. Ms. Powell holds a B.A. from Keene State College.

Mimi Alemayehou has served as an independent director of our board of directors since September 2020. Ms. Alemayehou has been serving as a Senior Vice President at Mastercard Incorporated since September 2020. Previously, from 2014 to 2020, Ms. Alemayehou served as a Managing Director of Black Rhino Group and an Executive Advisor and Chair of Blackstone Africa Infrastructure LP. From 2010 to 2014, Ms. Alemayehou served as executive vice president of the OPIC, and from 2008 to 2010, as a United States Executive Director of the Africa Development Bank. Ms. Alemayehou currently serves on the board of directors of FinDev Canada. Ms. Alemayehou holds a B.A. from West Texas A&M University and an M.A. from Tufts University.

Richard Kauffman has served as an independent director of our board of directors since September 2020. Since February 2020, Mr. Kauffman has served as an Adjunct Senior Research Scholar at Center for Global Energy Policy at Columbia University. Previously, from 2012 to 2018, Mr. Kauffman served in the Executive Chamber of Governor Andrew M. Cuomo as New York State’s Chairman of Energy and Finance. Prior to that, Mr. Kauffman served as a Senior Advisor to Secretary Steven Chu at the Department of Energy. Mr. Kauffman also served as the Chief Executive Officer and President of Good Energies, Inc. from 2006 to 2010. Earlier in his career, Mr. Kauffman served as a partner of Goldman Sachs and as a Vice Chairman of Morgan Stanley’s Institutional Securities business and co-head of its Banking Department. Mr. Kauffman currently serves on the boards of directors of CRIS II, where he serves as chairperson of the board; Altaba Inc., the successor company of Yahoo, where he serves on the audit committee; Generate Capital, Inc., a leading financier of clean energy projects, where he serves as chairman of the board and as a member of the audit committee, compensation committee and governance committee; and New York State Energy Research and Development Authority, where he serves as chairman of the board, as well as Emergent, Forest Finance Accelerator and the Wallace Foundation. Mr. Kauffman holds an A.B. in history from Stanford University, an M.A. in international relations from Yale University and a Master’s in Public Policy & Management from the Yale School of Management.

Jamie Weinstein has served on our board of directors since September 2020. Since September 2019, Mr. Weinstein has served as a managing director, portfolio manager and head of corporate special situations at PIMCO, focusing on PIMCO’s opportunistic and alternative strategies within corporate credit. Prior to joining PIMCO in 2019, Mr. Weinstein worked for KKR & Co. (“KKR”) as a portfolio manager for the firm’s special situations funds and portfolios, which he managed since their inception in 2009. Mr. Weinstein was also a member of KKR’s special situations, real estate, and India NBFC investment committees and the KKR credit portfolio management committee. Previously, Mr. Weinstein was a portfolio manager with responsibility across KKR’s credit strategies. Prior to joining KKR, Mr. Weinstein was with Tishman Speyer Properties as director of acquisitions for Northern California and at Boston Consulting Group as a consultant. Currently, Mr. Weinstein serves on the boards of directors of CRIS II, Capstar Special Purpose Acquisition Corp and Sandbridge Acquisition Corporation. Mr. Weinstein has 18 years of investment experience and received an M.B.A. from the Stanford Graduate School of Business and a B.S. in Civil Engineering and Operations Research from Princeton University.

Special Advisors and Board Observers

John A. Cavalier, our Chief Financial Officer, serves as one of the CRIS consortium’s initial board observers. Although he serves as an officer, Mr. Cavalier has no employment, consulting fee or other similar compensation arrangements with us. Please see Mr. Cavalier’s biographical information above.

Elizabeth Comstock, our Chief Commercial Officer, serves as one of the CRIS consortium’s initial board observers. Although she serves as an officer, Ms. Comstock has no employment, consulting fee or other similar compensation arrangements with us. Please see Ms. Comstock’s biographical information above.

Christian Stracke, who serves as a board advisor, is a managing director, global head of the credit research group, and co-head of PIMCO’s BRAVO opportunistic private strategies complex. Mr. Stracke is also a senior portfolio manager across PIMCO’s suite of private credit strategies, investing across mortgage, real estate, specialty financials, corporate special situations, and performing private corporate credit. In addition to his portfolio management responsibilities, he sits on the firm’s Executive Committee. Prior to joining PIMCO in 2008, he was a senior credit strategist at CreditSights and also held positions as head of Latin America fixed income strategy with Commerzbank Securities and head of Latin America local markets strategy with Deutsche Bank. He has 23 years of investment experience. Mr. Stracke has an undergraduate degree from the University of Chicago. Mr. Stracke has no employment, consulting fee or other similar compensation arrangements with us.

Dan Degtyar, who serves as one of PIMCO’s initial board observers, is an Executive Vice President, portfolio manager and senior analyst for PIMCO’s Global Credit Opportunity Strategy, where he focuses on credit relative value opportunities and special situations. Prior to joining PIMCO, Mr. Degtyar was a senior analyst at Beach Point Capital, a private equity associate at Ares Management and an investment banking associate at Credit Suisse. Mr. Degtyar is a CFA charterholder with 14 years of investment experience and holds an undergraduate degree in business economics from the University of California, Los Angeles. Mr. Degtyar has no employment, consulting fee or other similar compensation arrangements with us.

Grover Burthey, who serves as one of PIMCO’s initial board observers, is a Senior Vice President and Portfolio Manager for PIMCO, where he oversees PIMCO’s ESG investment process across the firm for all sectors of the market. From 2017 to 2019, Mr. Burthey served as Deputy Assistant Secretary for Policy at the U.S. Department of Transportation where he focused on infrastructure policy. From 2012 to 2017, Mr. Burthey worked at PIMCO as a portfolio manager on the structured credit desk. Prior to PIMCO, Mr. Burthey worked at HSBC in the debt capital markets group. Mr. Burthey holds an M.B.A. from the Stanford School of Business and a B.S. in economics from the University of Pennsylvania. Mr. Burthey has no employment, consulting fee or other similar compensation arrangements with us.

Designated Directors and Board of Observers

The PIMCO private funds and the CRIS consortium each have the right to designate one director to our board of directors. The CRIS consortium’s initial designee on our board of directors is Mr. Crane and the PIMCO private funds’ initial designee on our board of directors is Mr. Weinstein. We will nominate the designees of each of the CRIS consortium and the PIMCO private funds for election by the holders of the founder shares so long as, in the case of each of the PIMCO private funds and the CRIS consortium, respectively, such parties, together with their respective affiliates, beneficially own not less than 50% of the ownership interests in the Sponsor. Each of the CRIS consortium and the PIMCO private funds will also have the right to have two board observers attend all of the meetings of our board of directors and receive all information provided to our board of directors during the period in which it has the right to designate a board member. The CRIS consortium’s initial board observers are Mr. Cavalier and Ms. Comstock. The PIMCO private funds’ initial board observers are Mr. Degtyar and Mr. Burthey.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members with each director holding office for a two-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on the NYSE.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of the IPO. An “independent director” is defined generally as a person that, in the opinion of CRIS’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with CRIS). Our board of directors has determined that each of Mimi Alemayehou, Richard Kauffman and Mary Powell are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

Mr. Kauffman, Ms. Alemayehou and Ms. Powell serve as members of our audit committee. Our board of directors has determined that each of the members of the audit committee are independent under the NYSE listing standards and applicable SEC rules for service on the audit committee. Mr. Kauffman serves as the chairperson of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Richard Kauffman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

 The charter details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

The members of our compensation committee are Mr. Kauffman, Ms. Alemayehou and Ms. Powell, and Ms. Alemayehou serves as chairperson of the compensation committee.

Our board of directors has determined that each of Mr. Kauffman, Ms. Alemayehou and Ms. Powell are independent in accordance with the NYSE listing standards and for the purposes of serving on the compensation committee.

The charter details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our corporate governance and nominating committee are Mr. Kauffman, Ms. Alemayehou and Ms. Powell, and Ms. Powell serves as chairperson of the corporate governance and nominating committee. Our board of directors has determined that each of the members of the nominating and corporate governance committee are independent in accordance with NYSE listing standards.

The primary functions of the corporate governance and nominating committee include:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of CRIS; and
•	reviewing on a regular basis CRIS’s overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Code of Ethics

We have adopted a code of ethics that will apply to all of our employees, officers and directors, including those officers responsible for financial reporting. We expect that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of the Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Item 11.	Executive Compensation

Other than the 60,000 restricted founder shares transferred to Ms. Frank-Shapiro as compensation for her service as a consultant of CRIS, and any additional compensation for Ms. Frank-Shapiro that the board of CRIS may approve in the future in connection with her consulting arrangement with CRIS, in no event will the Sponsor or any of our existing officers or directors, or any entity with which the Sponsor or our officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by CRIS prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits the Sponsor, our officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, our officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination. Some named executive officers have economic interests in the Sponsor.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. These fees will be disclosed to stockholders in accordance with applicable rules and regulations, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Compensation Committee Report

There was no Compensation Discussion and Analysis prepared during the fiscal year, as there was no compensation awarded by CRIS during such time. The board of directors performs the functions of the compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

•	each of our officers and directors; and all of our officers and directors as a group.

The following table is based on 28,750,000 shares of common stock outstanding as of December 31, 2020, of which 23,000,000 shares were Class A common stock and 5,750,000 shares were Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock

Directors and Executive Officers of CRIS
David W. Crane	—	—
John A. Cavalier	—	—
Elizabeth Comstock	—	—
Anne Frank-Shapiro	60,000	*
Mary Powell	30,000	*
Mimi Alemayehou	25,000	*
Richard Kauffman	25,000	*
Jamie Weinstein	—	—
All officers and directors as a group (8 individuals)	140,000	*
	—	—
Five Percent Holders of CRIS	—	—
Climate Change Crisis Real Impact I Acquisition Holdings, LLC (2)	5,574,500	19.4%
Adage Capital Partners, L.P. (3)	1,800,000	6.3%

*	Less than one percent

(1)       Unless otherwise noted, the business address of each of our directors and stockholders is 300 Carnegie Center, Suite 150, Princeton, New Jersey 08540.

(2)       CRIS’s Sponsor is the record holder of such shares. CRIS’s officers are the four managers of the Sponsor’s board of managers. Any action by CRIS’s Sponsor with respect to CRIS or the founder shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of the Sponsor’s managers, none of the managers of CRIS’s Sponsor is deemed to be a beneficial owner of the Sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of CRIS’s officers is deemed to have or share beneficial ownership of the founder shares held by the Sponsor.

(3)      According to a Schedule 13G filed with the SEC on October 13, 2020 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“AC Advisors”), Robert Atchinson and Phillip Gross, ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. AC Advisors, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor AC Advisors directly own any shares of Class A common stock. By reason of the provisions of Rule 13d-3 of the Exchange Act, ACPGP and AC Advisors may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of AC Advisors, have shared power to vote the shares of Class A common stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly owns any shares of Class A common stock. By reason of the provisions of Rule 13d-3 of the Exchange Act, each may be deemed to beneficially own the shares beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On August 10, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock for an aggregate purchase price of $25.0 thousand. In September 2020, the Sponsor transferred 30,000 shares of Class B common stock to Ms. Powell, 25,000 shares of Class B common stock to Mr. Kauffman, 25,000 shares of Class B common stock to Ms. Alemayehou, 60,000 shares of Class B common stock to Ms. Frank-Shapiro and 35,500 shares of Class B common stock to certain consultants of CRIS.

The initial stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the shares of Class B common stock until the earlier of (A) one year after the completion of an initial business combination and (B) subsequent to an initial business combination, (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which CRIS completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of CRIS’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Private Placement Warrants

On October 2, 2020, the Sponsor purchased an aggregate of 6,600,000 warrants at a price of $1.00 per warrant ($6.6 million in the aggregate) in a private placement. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The private placement warrants (including Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Participation in the IPO

The PIMCO private funds or one or more of their respective affiliates, purchased, 1,980,000 units in the IPO at the public offering price.

Advance from Related Party

The Sponsor advanced CRIS an aggregate of $2.3 thousand to pay for certain costs in connection with the IPO. The advances were non-interest bearing and due on demand. The outstanding advances were repaid at the closing of the IPO on October 2, 2020.  As of December 31, 2020, there was no outstanding advances from the Sponsor.

Promissory Note

On August 10, 2020, the Sponsor issued an unsecured promissory note to CRIS (the “Promissory Note”), pursuant to which CRIS was entitled to borrow up to an aggregate principal amount of $250.0 thousand. The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2021 or the consummation of the IPO. The outstanding balance under the Promissory Note was repaid at the closing of the IPO on October 2, 2020.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor, an affiliate of the Sponsor, or certain of CRIS’s officers and directors or their affiliates may, but are not obligated to, loan CRIS funds as may be required (“working capital loans”). If CRIS completes an initial business combination, CRIS would repay the working capital loans out of the proceeds of the Trust Account released to CRIS. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, CRIS may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $2.0 million of such working capital loans may be converted into warrants, at a price of $1.00 per warrant, of the post initial business combination entity. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, no working capital loans were outstanding.

Investment in the PIPE

In connection with the execution of the Business Combination Agreement, CRIS entered into Subscription Agreements with a number of subscribers, pursuant to which such subscribers agreed to purchase, and CRIS agreed to sell to the subscribers, an aggregate of 40,000,000 shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $400.0 million, in a private placement. CRIS PIPE ONE, LLC, which is affiliated with members of CRIS’s board of directors, will be purchasing 500,000 shares of Class A common stock in the PIPE for a total purchase price of $5.0 million. In addition, the PIMCO private funds, which are investors in the Sponsor, or their affiliates will be purchasing 5,000,000 shares of Class A common stock in the PIPE for a total purchase price of $50.0 million.

Independent Directors

The NYSE listing standards require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of CRIS’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with CRIS). Our board of directors has determined that each of Mimi Alemayehou, Richard Kauffman and Mary Powell are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

Withum is our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the period from August 4, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $68,495, for the services Withum performed in connection with our IPO, review of the financial information included in our Quarterly Report on Form 10-Q and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from August 4, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from August 4, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from August 4, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed prior to the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  The following documents are filed with this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b)	Exhibits

Exhibit No.	Description of Exhibits
2.1
Business Combination Agreement, dated as of January 21, 2021 by and among Climate Change Crisis Real Impact I Acquisition Corporation, CRIS Thunder Merger LLC, EVgo Holdings, LLC, EVgo HoldCo, LLC and EVGO OPCO LLC. (1)

3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws (3)
4.1*	Description of registrant’s securities
4.2	Warrant Agreement, dated September 29, 2020, between CRIS and Continental Stock Transfer & Trust Company (2)
10.1	Investment Management Trust Agreement, dated September 29, 2020, between CRIS and Continental Stock Transfer & Trust Company. (2)
10.2	Registration and Stockholder Rights Agreement, dated September 29, 2020, among CRIS, the Sponsor and certain other security holders named therein. (2)
10.3	Warrants Purchase Agreement, dated September 29, 2020, between CRIS and the Climate Change Crisis Real Impact I Acquisition Holdings, LLC. (2)
10.4	Letter Agreement, dated September 29, 2020, among CRIS, the Sponsor, each member of the Sponsor, each of CRIS’s executive officers and directors and certain consultants of CRIS. (2)
10.5	Form of Indemnification Agreement, dated September 29, 2020, between the Company and each of the officers and directors of the Company (2)
10.6	Form of Subscription Agreement between CRIS and the Subscribers. (1)
14.1*	Code of Business Conduct and Ethics
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 5, 2020 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Form S-1 (File No. 333-248718) initially filed on September 10, 2020 and incorporated by reference herein.

ITEM 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION

/s/ David W. Crane
By:	David W. Crane
Chief Executive Officer and Director

Date: March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary Powell	Chairperson of the Board of Directors	March 29, 2021
Mary Powell

/s/ David W. Crane	Chief Executive Officer and Director	March 29, 2021
David W. Crane	(Principal Executive Officer)

/s/ John A. Cavalier	Chief Financial Officer	March 29, 2021
John A. Cavalier	(Principal Financial and Accounting Officer)

/s/ Mimi Alemayehou	Director	March 29, 2021
Mimi Alemayehou

/s/ Richard Kauffman	Director	March 29, 2021
Richard Kauffman

/s/ Jamie Weinstein	Director	March 29, 2021
Jamie Weinstein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Climate Change Crisis Real Impact I Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Climate Change Crisis Real Impact I Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 26, 2021

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Current assets
Cash	$990,249
Prepaid expenses	261,496
Total Current Assets	1,251,745

Investments held in Trust Account	230,003,380
Total Assets	$231,255,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$723,277
Accrued offering costs	25,000
Total Current Liabilities	748,277

Deferred underwriting fee payable	8,050,000
Total Liabilities	8,798,277

Commitments and contingencies

Class A common stock subject to possible redemption, 21,745,684 shares at redemption value	217,456,840

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,254,316 issued and outstanding (excluding 21,745,684 shares subject to possible redemption)	125
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	6,005,704
Accumulated deficit	(1,006,396)
Total Stockholders’ Equity	5,000,008
Total Liabilities and Stockholders’ Equity	$231,255,125

The accompanying notes are an integral part of the financial statements.

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$1,009,807
Loss from operations	(1,009,807)

Other income:
Interest income - bank	31
Interest earned on investments held in Trust Account	3,380
Other income, net	3,411

Net loss	$(1,006,396)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,473,958
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.18)

The accompanying notes are an integral part of the financial statements.

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 4, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discounts and deferred offering costs	23,000,000	2,300	—	—	216,835,944	—	216,838,244

Sale of 6,600,000 Private Placement Warrants	—	—	—	—	6,600,000	—	6,600,000

Class A common stock subject to possible redemption	(21,745,684)	(2,175)	—	—	(217,454,665)	—	(217,456,840)

Net loss	—	—	—	—	—	(1,006,396)	(1,006,396)

Balance – December 31, 2020	1,254,316	$125	5,750,000	$575	$6,005,704	$(1,006,396)	$5,000,008

The accompanying notes are an integral part of the financial statements.

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,006,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid through promissory note – related party	402
Interest earned on investments held in Trust Account	(3,380)
Changes in operating assets and liabilities:
Prepaid expenses	(261,496)
Accrued expenses	723,277
Net cash used in operating activities	(547,593)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,796,000
Proceeds from sale of Private Placement Warrants	6,600,000
Repayment of advances from related party	(2,279)
Proceeds from promissory note – related party	249,598
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(880,477)
Net cash provided by financing activities	231,537,842

Net Change in Cash	990,249
Cash – Beginning of period	—
Cash – End of period	$990,249

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$218,459,760
Change in value of Class A common stock subject to possible redemption	$(1,002,920)
Deferred underwriting fee payable	$8,050,000
Offering costs included in accrued offering costs	$25,000
Offering costs paid through advances from related party	$2,279

The accompanying notes are an integral part of the financial statements.

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

The Company has one subsidiary, CRIS Thunder Merger LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on January 12, 2021 (“SPAC Sub”) (see Note 10).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 4, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of EVgo Holdings, LLC, a Delaware limited liability company (“Holdings”) (see Note 10). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,161,756 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 18,100,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From August 4, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$3,411
Income and Franchise Tax	(3,411)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,006,396)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(1,006,396)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,473,958
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.18)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 10, 2020, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In September 2020, the Sponsor transferred 175,500 Founder Shares to directors, officers and consultants of the Company (together with the Sponsor, the “initial stockholders”). The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture.

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

Consulting Arrangements

During the year ended December 31, 2020, the Company entered into consulting arrangements with several service provider for administrative services, potential target and financial analysis and due diligence services to the Company. These arrangements provide for aggregate monthly fees of approximately $90,000. For the period from August 4, 2020 (inception) through December 31, the Company incurred $233,373 in such fees. At December 31, 2020, $50,000 is included in accrued expenses in the accompanying balance sheet.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, no Working Capital Loans were outstanding.

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there was 1,254,316 shares of Class A common stock issued and outstanding, excluding 21,745,684 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31,
2020
Deferred tax assets
Net operating loss carryforward	$16,514
Organizational costs/Startup expenses	194,829
Total deferred tax assets	211,343
Valuation allowance	(211,343)
Deferred tax assets, net of allowance	$—

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
The income tax provision consists of the following:

December 31,
2020
Federal
Current	$—
Deferred	(211,343)

State
Current	$—
Deferred	—
Change in valuation allowance	211,343
Income tax provision	$—

As of December 31, 2020, the Company had $78,638 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from August 4, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $211,343.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.00%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Table of Contents CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $230,003,380 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2020, the Company did not withdraw any of interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,003,380

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 21, 2021, the Company and SPAC Sub, entered into a business combination agreement (the “Business Combination Agreement”) with Holdings, EVgo HoldCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of Holdings (the “HoldCo”) and EVGO OPCO, LLC, a Delaware limited liability company and wholly-owned subsidiary of Holdings (“OpCo” and, together with Holdings and HoldCo, the “EVgo Parties”). The transactions contemplated by the Business Combination Agreement are collectively referred to herein as the “business combination.”

Pursuant to the Business Combination Agreement, at the closing of the business combination (the “Closing”) on the date the transactions are consummated (the “Closing Date”):

(i)
The Company will contribute all of its assets to SPAC Sub, including but not limited to (1) an amount of funds equal to (A) funds held in the Trust Account, plus (B) net cash proceeds from the PIPE (as defined below), plus (C) any cash held by the Company in any working capital or similar account, less any transaction expenses of the Company and the EVgo Parties; and (2) a number of newly issued shares of Class B common stock, par value $0.0001 per share (the “Class B common stock” and, together with the Class A common stock, “common stock”) of the Company equal to the number of units of OpCo (“OpCo Units”) to be issued to Holdings (the “Holdings OpCo Units”) under the Business Combination Agreement, which will be equal to the quotient obtained by dividing (x) $1,958,000,000 by (y) $10.00 (such shares, the “Holdings Class B Shares” and such transaction, the “SPAC Contribution”);

(ii)
immediately following the SPAC Contribution, Holdings will contribute to OpCo all of the issued and outstanding limited liability company interests of the Company and, in connection therewith, (1) OpCo will be recapitalized as set forth in the OpCo A&R LLC Agreement (as defined in the Business Combination Agreement), and (2) OpCo will issue to Holdings the Holdings OpCo Units (such transactions, the “Holdings Contribution”);

(iii)
immediately following the Holdings Contribution, SPAC Sub will transfer to Holdings the Holdings Class B Shares and the right to enter into the Tax Receivable Agreement (as defined in the Business Combination Agreement) (such transactions, the “SPAC Sub Transfer”); and

(iv)
immediately following the SPAC Sub Transfer, SPAC Sub will contribute to OpCo all of its remaining assets in exchange for the issuance by OpCo to SPAC Sub of the number of OpCo Units equal to the number of shares of Class A common stock issued and outstanding after giving effect to the business combination and the PIPE (the “Issued OpCo Units”) (the “SPAC Sub Contribution”).

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement.

In connection with the execution of the Business Combination Agreement, on January 21, 2021, the Company entered into separate subscription agreements (the “Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase, and the Company has agreed to sell to the PIPE Investors, an aggregate of 40,000,000 shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, or an aggregate purchase price of $400.0 million, in a private placement (the “PIPE”).

Each Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and the applicable PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the proposed business combination. The purpose of the PIPE is to raise additional capital for use by HoldCo and its subsidiaries following the closing or the proposed business combination.

Pursuant to the Subscription Agreements, the Company agreed that, within 30 calendar days after the Closing Date (the “Filing Deadline”), the Company will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 90th calendar day if the SEC notifies the Company that it will “review” the PIPE Resale Registration Statement) following the Filing Deadline and (ii) the 5th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the PIPE Resale Registration Statement will not be “reviewed” or will not be subject to further review.