Form 10-K/A
period 2020-12-31
Climate Change Crisis Real Impact I Acquisition Corp
filed 2021-05-03
CIK 1821159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39572

Climate Change Crisis Real Impact I Acquisition Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	85-2326098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Carnegie Center, Suite 150 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 847-0360

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	CLII.U	New York Stock Exchange
Shares of Class A common stock included as part of the units	CLII	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CLII WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

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

As of May 3, 2021, 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant were issued and outstanding.

Index
Explanatory Note

Climate Change Crisis Real Impact I Acquisition Corporation (the “Company,” “we,” “our” or “us”) is filing this Annual Report on Form 10-K/A (this “Amended Report”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020 (“Original Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021, to restate its financial statements and related footnote disclosures as of October 2, 2020 and December 31, 2020 and the period from August 4, 2020 (date of inception) through December 31, 2020 (the “Affected Periods”). This Amended Report also amends and restates certain other Items in the Original Report, as listed in “Items Amended and Restated in this Amended Report” below.

Restatement Background

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in October 2020 (the “IPO”). In light of the SEC Staff Statement, on April 25, 2021, our Board of Directors (the “Board”), after discussion with management, determined that the financial statements included in the Original Report previously filed with the SEC should no longer be relied upon. Similarly, the related press releases, the Report of Independent Registered Public Accounting Firm on the financial statements as of and for the Affected Periods and stockholder communications describing the relevant portions of its financial statements for the Affected Periods that need to be restated should no longer be relied upon.

As discussed in further detail below and in Note 2 to the accompanying financial statements, the restatement relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Report, the Company classified the public warrants issued in connection with the Company’s IPO as well as the private placement warrants issued the concurrent private placement (collectively, the “warrants”) as equity instruments.  Upon further consideration of the rules and guidance as well as the SEC Staff Statement, management of the Company concluded that the warrants are precluded from equity classification. As a result, the warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations. All amounts in this Amended Report affected by the restatement adjustments reflect such amounts as restated.

As a result of the above, on April 25, 2021 the Board, together with the Company’s management, determined that the financial statements in the Affected Periods should be restated to reflect the warrants issued in each of the IPO and concurrent private placement as derivative liabilities instead of as components of equity, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period. This restatement results in non-cash, non-operating financial statement corrections and will have no impact or effect on the Company’s proposed business combination with EVgo Services, LLC and its subsidiaries (“EVgo”), or current or previously reported cash position, operating expenses or total operating, investing or financing cash flows or cash (including cash held in the Trust Account (as defined below)).

The Company has not amended its Current Report on Form 8-K filed on October 8, 2020, which included an audited balance sheet of the Company as of October 2, 2020. The financial information included in such report is superseded by the information in this Amended Report, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

In connection with the restatement, our management has reevaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. As a result of that reevaluation, our management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amended Report.

Index
Items Amended and Restated in this Amended Report

For the reasons discussed above and subject to the “Cautionary Statement Regarding Forward-Looking Statements” section of this Amended Report, we are filing this Amended Report in order to amend and restate the following items in the Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amended Report in connection with the application of the SEC Staff Statement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amended Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

a.	Part I, Item 1A. Risk Factors. Part I, Item 1A of the Original Report has been amended and restated by Part I, Item 1A of this Amended Report.

b.
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Part II, Item 7 of the Original Report has been amended and restated by Part II, Item 7 of this Amended Report.

c.
Part II, Item 8. Financial Statements and Supplementary Data. The financial statements referred to in Part II, Item 8 of the Original Report are superseded by the restated financial statements referred to in Part II, Item 8 of this Amended Report (“Restated Financial Statements”).

d.	Part II, Item 9A. Controls and Procedures. Part II, Item 9A of the Original Report has been amended and restated by Part II, Item 9A of this Amended Report.

e.	Part III, Item 14. Principal Accountant Fees and Services. Part III, Item 14 of the Original Report has been amended and restated by Part III, Item 14 of this Amended Report.

In addition, the Company’s chief executive officer and principal accounting officer have provided new certifications dated as of the date of this filing in connection with this Amended Report (Exhibits 31.1, 31.2 and 32).

Except as described above, this Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Report speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Index
CERTAIN DEFINED TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “CRIS,” “we,” “us” or “our” refer to Climate Change Crisis Real Impact I Acquisition Corporation.

In this Amended Report, unless otherwise stated or unless the context otherwise requires:

“ASC” means Accounting Standards Codification.

“Affected Periods” means as of October 2, 2020 and December 31, 2020 and the period from August 4, 2020 (inception) through December 31, 2020.

“Amended Report” means this Amended Annual Report on Form 10-K/A.

“Board” means the board of directors of CRIS.

“Business Combination Agreement” means that business combination agreement entered into on January 21, 2021 by and among CRIS, SPAC Sub and the EVgo Parties.

Index
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

“Original Report” means the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021.

“PIPE” means the proposed sale of 40,000,000 shares of Class A common stock to the investors for a purchase price of $10.00 per share and an aggregate purchase price of $400.0 million, in a private placement.

“private placement warrants” means the 6,600,000 warrants purchased by the Sponsor in a private placement simultaneously with the closing of the IPO, each of which is exercisable for one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant.

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

“SEC” means the U.S. Securities and Exchange Commission.

Index
“SEC Staff Statement” means the Staff  Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies issued by the SEC on April 12, 2021.

“Securities Act” means the Securities Act of 1933, as amended.

“SPACs” means Special Purpose Acquisition Companies.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Amended Report may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

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

Index
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

The forward-looking statements contained in this Amended Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the sections of our Original Report and this Amended Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Amended Report, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of its investment. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additional risk factors relating to the proposed business combination will be included in the definitive proxy statement relating to the proposed business combination to be filed with the SEC by CRIS.

Index
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

Index
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

Index
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

Index
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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $0.1 million of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Further, pursuant to a registration and stockholder rights agreement, upon consummation of an initial business combination, our initial stockholders will be entitled to designate three individuals for nomination for election to our board of directors for so long as they continue to hold, collectively, at least 50% of the founder shares (or the securities into which such founder shares convert) held by such persons on September 29, 2020. Thereafter, such initial stockholders will be entitled to designate (i) two individuals for nomination for election to our board of directors for so long they continue to hold, collectively, at least 30% of the founder shares (or the securities into which such founder shares convert) held by such persons on the date of the Original Report and (ii) one individual for nomination for election to our board of directors for so long they continue to hold, collectively, at least 20% of the founder shares (or the securities into which such founder shares convert) held by such persons on September 29, 2020. This may result in such holders having significant control over our business.

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

Index
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

Index
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

Index
We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we intend to focus on identifying companies in the climate sector, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, no assurance can be given that we will adequately ascertain or assess all of the significant risk factors. There can be no assurance that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the Original Report regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Index
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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 77,000,000 and 4,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as described in Exhibit 4.1 to the Original Report and set forth in our amended and restated certificate of incorporation, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as described in Exhibit 4.1 to the Original Report and provided in our amended and restated certificate of incorporation. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the IPO related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock (subject to adjustment as described in Exhibit 4.1 to the Original Report and provided in our amended and restated certificate of incorporation) so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all outstanding shares of common stock upon completion of the IPO, plus (ii) all shares of Class A common stock and equity-linked securities issued, or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Index
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

Unlike most blank check companies, if:

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

then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in Exhibit 4.1 to the Original Report will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in Exhibit 4.1 to the Original Report will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder (i) to exercise its warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell its warrants at the then-current market price when such warrant holder might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us (except as described in Exhibit 4.1 to the Original Report) so long as they are held by the Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in Exhibit 4.1 to the Original Report) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of shares of our Class A common stock. Please see Exhibit 4.1 to the Original Report for more information about the public warrants. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Index
None of the private placement warrants will be redeemable by us (except as described in Exhibit 4.1 to the Original Report) so long as they are held by the Sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 shares of our Class A common stock as part of the units offered, simultaneously with the closing of the IPO, and issued in a private placement warrants to purchase an aggregate of 6,600,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 5,750,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as described in Exhibit 4.1 to the Original Report. In addition, if the Sponsor makes any working capital loans, up to $2.0 million of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by us (except as described in Exhibit 4.1 to the Original Report), (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are entitled to registration rights.

Our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

As described in our financial statements included in Part II, Item 8 of this Amended Report, we are accounting for our issued and outstanding  warrants as a warrant liability and are recording that liability at fair value upon issuance and are recording any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on our balance sheet and statement of operations or the market price of our Class A common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Index
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

Index
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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with the Original Report for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management will likewise be required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Index
As described elsewhere in this Amended Report, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. This material weakness resulted in a material misstatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amended Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file may impair our ability to obtain capital in a timely fashion to execute our business strategies. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Index
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

Index
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

Index
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

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amended Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Statement Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” in this Amended Report and in our Original Report.

Index
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from August 4, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our warrants as derivative liabilities pursuant to ASC 815-40  rather than as a component of equity as we had previously treated the warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Report. The impact of the restatement is more fully described in Note 2 to our financial statements included in Part IV, Item 15 and Part II, Item 9A of this Amended Report.

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

Pursuant to the Business Combination Agreement, on the Closing Date:

(i)
CRIS will contribute all of its assets to SPAC Sub, including but not limited to (1) an amount of funds equal to (A) funds held in the Trust Account (net of any amounts needed to effect redemptions elected by public stockholders and the payment of any deferred underwriting fees from the IPO), plus (B) net cash proceeds from the PIPE, plus (C) any cash held by CRIS in any working capital or similar account, less any transaction expenses of CRIS and the EVgo Parties; and (2) the Holdings Class B Shares;

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

Results of Operations

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our IPO and concurrent private placement as liabilities at their fair value and adjust the warrant liability to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Index
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

For the period from August 4, 2020 (inception) through December 31, 2020, we had a net loss of $14.3 million, which consists of operating costs of $1.0 million and a non-cash change in fair value of derivative liability of $13.3 million, offset by interest income from bank of $31 and interest earned on investments held in the Trust Account of $3.4 thousand.

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

For the period from August 4, 2020 (inception) through December 31, 2020, cash used in operating activities was $0.5 million comprised of net loss of $14.3 million and interest earned on investments held in the Trust Account of $3.4 thousand as offset by a non-cash change in warrant liability of $13.3 million, operating costs paid through related party promissory note of $402 and the changes in operating assets and liabilities of $0.5 million.

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

Index
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

Index
Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of December 31, 2020. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

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

This information appears in Item 15 of this Amended Report.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Amended Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, our “certifying officers,” the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, due to a material weakness in internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities as described in the Explanatory Note section of this Amended Report, our disclosure controls and procedures were not effective as December 31, 2020.

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

Index
Management’s Report on Internal Controls Over Financial Reporting

This Amended Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.)

On April 25, 2021, we revised our prior position on accounting for our warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period from August 4, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

In light of the restatement of our financial statements included in this Amended Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Withum is our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the period from August 4, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $86,520, for the services Withum performed in connection with our IPO, review of the financial information included in our Quarterly Report on Form 10-Q and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

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

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed with this Amended Report:

(1)	Restated Financial Statements:

(2)	Restated Financial Statement Schedules:

None.

Index
(b)	Exhibits

Exhibit No.	Description of Exhibits
4.1	Warrant Agreement (1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 4.1 to Climate Change Crisis Real Impact I Acquisition Corporation’s current report on Form 8-K filed with the SEC on October 5, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION

Date: May 3, 2021	By:	/s/ David W. Crane
David W. Crane
Chief Executive Officer and Director

Index

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM2

To the Stockholders and the Board of Directors of
Climate Change Crisis Real Impact I Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Climate Change Crisis Real Impact I Acquisition Corporation (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the  period from August 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)  (the “Public Statement”) on April 12, 2021, which discusses  the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments.  Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York
April 30, 2021

Index
CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
BALANCE SHEET
DECEMBER 31, 2020 (RESTATED)

ASSETS
Current assets
Cash	$990,249
Prepaid expenses	261,496
Total Current Assets	1,251,745

Investments held in Trust Account	230,003,380
Total Assets	$231,255,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$723,277
Accrued offering costs	25,000
Total Current Liabilities	748,277

Warrant liability	32,844,000
Deferred underwriting fee payable	8,050,000
Total Liabilities	41,642,277

Commitments and contingencies

Class A common stock subject to possible redemption, 18,461,284 shares at redemption value	184,612,840

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,538,716 issued and outstanding (excluding 18,461,284 shares subject to possible redemption)	454
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	19,301,375
Accumulated deficit	(14,302,396)
Total Stockholders’ Equity	5,000,008
Total Liabilities and Stockholders’ Equity	$231,255,125

The accompanying notes are an integral part of the financial statements.

Index
CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (RESTATED)

Formation and operating costs	$1,009,807
Loss from operations	(1,009,807)

Other income (expense):
Interest income - bank	31
Interest earned on investments held in Trust Account	3,380
Change in fair value of derivative liability	(13,296,000)
Other (expense), net	(13,292,589)

Net loss	$(14,302,396)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,473,958
Basic and diluted net loss per share, Class B non-redeemable common stock	$(2.61)

The accompanying notes are an integral part of the financial statements.

Index
CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 4, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discounts and deferred offering costs	23,000,000	2,300	—	—	203,887,944	—	203,887,944

Class A common stock subject to possible redemption	(18,461,284)	(1,846)	—	—	(184,610,994)	—	(186,612,840)

Net loss	—	—	—	—	—	(14,302,396)	(14,302,396)

Balance – December 31, 2020	4,538,716	$454	5,750,000	$575	$19,301,375	$(14,302,396)	$5,000,008

The accompanying notes are an integral part of the financial statements.

Index
CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (RESTATED)

Cash Flows from Operating Activities:
Net loss	$(14,302,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid through promissory note – related party	402
Interest earned on investments held in Trust Account	(3,380)
Increase in fair value of warrant liability	13,296,000
Changes in operating assets and liabilities:
Prepaid expenses	(261,496)
Accrued expenses	723,277
Net cash used in operating activities	(547,593)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,796,000
Proceeds from sale of Private Placement Warrants	6,600,000
Repayment of advances from related party	(2,279)
Proceeds from promissory note – related party	249,598
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(880,477)
Net cash provided by financing activities	231,537,842

Net Change in Cash	990,249
Cash – Beginning of period	—
Cash – End of period	$990,249

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$198,911,760
Change in value of Class A common stock subject to possible redemption	$(14,298,920)
Deferred underwriting fee payable	$8,050,000
Initial fair value of warrant liability	19,548,000
Offering costs included in accrued offering costs	$25,000
Offering costs paid through advances from related party	$2,279

The accompanying notes are an integral part of the financial statements.

Index
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

The Company has one subsidiary, CRIS Thunder Merger LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on January 12, 2021 (“SPAC Sub”) (see Note 12).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 4, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of EVgo Holdings, LLC, a Delaware limited liability company (“Holdings”) (see Note 12). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2020 and the Company signed an agreement with a syndicate of underwriters to issue 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 4. On October 2, 2020 the Company completed the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at $1.00 per Private Placement Warrant in a private placement to Climate Change Crisis Real Impact I Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $6,600,000, which is described in Note 5.

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

Index
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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

Index
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.  In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of July 13, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.  In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period (including on October 2, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

Index
	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 2, 2020 (audited)
Warrant Liability	$—	$19,548,000	$19,548,000
Ordinary Shares Subject to Possible Redemption	218,459,760	(19,548,000)	198,911,760
Class A Ordinary Shares	115	196	311
Additional Paid-in Capital	5,002,794	(196)	5,002,598

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$32,844,000	$32,844,000
Ordinary Shares Subject to Possible Redemption	217,456,840	(32,844,000)	184,612,840
Class A Ordinary Shares	125	329	454
Additional Paid-in Capital	6,005,704	13,295,671	19,301,375
Accumulated Deficit	(1,006,396)	(13,296,000)	(14,302,396)

Period from August 4, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(13,296,000)	$(13,296,000)
Net loss	(1,006,396)	(13,296,000)	(14,302,396)
Basic and diluted net loss per share, Class B	(0.18)	(2.43)	(2.61)

Cash Flow Statement for the Period from August 4, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(1,006,396)	$(13,296,000)	$(14,302,396)
Change in fair value of warrant liability	—	13,296,000	13,296,000
Initial classification of warrant liability	—	19,548,000	19,548,000
Initial classification of common stock subject to possible redemption	218,459,760	(19,548,000)	198,911,760
Change in value of common stock subject to possible redemption	(1,002,920)	(13,296,000)	(14,298,920)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Index
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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and the Public Warrants’ quoted market price at December 31, 2020. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

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

Index
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From August 4, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$3,411
Income and Franchise Tax	(3,411)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(14,302,396)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(14,302,396)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,473,958
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(2.61)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

Index
NOTE 6. RELATED PARTY TRANSACTIONS

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

Index
NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there was 4,538,716 shares of Class A common stock issued and outstanding, excluding 18,461,284 shares of Class A common stock subject to possible redemption.

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

Index
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

NOTE 9. WARRANT LIABILITIES

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

Index
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

NOTE 10. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets
Net operating loss carryforward	$16,514
Organizational costs/Startup expenses	194,829
Total deferred tax assets	211,343
Valuation allowance	(211,343)
Deferred tax assets, net of allowance	$—

Index
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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in warrant liability	(19.5)
Change in valuation allowance	(1.5)%
Income tax provision	0.00%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

Index
Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2020, assets held in the Trust Account were comprised of $230,003,380 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2020, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,003,380
Liabilities
Warrant Liability – Public Warrants	1	$20,700,000
Warrant Liability – Private Warrants	3	$12,144,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date (10%) was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liabilities
Fair value as of August 4, 2020	$—		$—		$—
Initial measurement on October 2, 2020	7,128,000	3	12,420,000	3	19,548,000
Change in valuation inputs or other assumptions	5,016,000	2	8,280,000	1	13,296,000
Fair value as of December 31, 2020	$12,144,000		$20,700,000		$32,844,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Index
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