Form 10-Q
period 2021-03-31
Climate Change Crisis Real Impact I Acquisition Corp
filed 2021-05-20
CIK 1821159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 20, 2021 there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

CERTAIN DEFINED TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “CRIS,” “we,” “us” or “our” refer to Climate Change Crisis Real Impact I Acquisition Corporation.

In this in this Quarterly Report on Form 10-Q (the “Quarterly Report”), unless otherwise stated or unless the context otherwise requires:

•	“ASC” means Accounting Standards Codification.

•
“Annual Report” means the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 202, as amended by the Amended Annual Report on Form 10-K/A, filed with the SEC on May 3, 2021.

•	“Business Combination Agreement” means that business combination agreement entered into on January 21, 2021 by and among CRIS, SPAC Sub and the EVgo Parties.

•	“Class A common stock” means Class A common stock of CRIS, par value $0.0001 per share.

•	“Class B common stock” means Class B common stock of CRIS, par value $0.0001 per share.

•	“common stock” means Class A common stock and Class B common stock.

•	“EVgo” means HoldCo and its subsidiaries.

•	“EVgo Parties” means OpCo, HoldCo and Holdings.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

•	“HoldCo” means EVgo HoldCo, LLC, a Delaware limited liability company.

•	“Holdings” means EVgo Holdings, LLC, a Delaware limited liability company.

•	“Holdings Class B Shares” means 198,500,000 shares of Class B common stock (such number of shares of Class B common stock equal to the number of Holdings OpCo Units).

•	“Holdings OpCo Units” means 198,500,000 OpCo Units.

•	“Holdings Promissory Note” means the unsecured promissory note CRIS issued to Holdings on March 31, 2021.

•	“IPO” means CRIS’s initial public offering of units consummated on October 2, 2020.

•	“Issued OpCo Units” means such number of OpCo Units equal to the number of shares of Class A common stock issued and outstanding after giving effect to the proposed business combination and the PIPE.

•	“OpCo” means EVGO OPCO, LLC, a Delaware limited liability company.

•	“OpCo A&R LLC Agreement” means the amended and restated limited liability company agreement of OpCo to be entered into in connection with the closing of the proposed business combination.

•	“OpCo Units” means the equity interests of OpCo.

•
“PIPE” means the proposed sale of 40,000,000 shares of Class A common stock to the investors for a purchase price of $10.00 per share and an aggregate purchase price of $400.0 million, in a private placement.

•	“PIPE Investors” means the investors in the PIPE that have entered into separate Subscription Agreements with CRIS.

•
“private placement warrants” means the 6,600,000 warrants purchased by the Sponsor in a private placement simultaneously with the closing of the IPO, each of which is exercisable for one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant.

•	“proposed business combination” means the transactions contemplated by the Business Combination Agreement.

•	“public shares” means the shares of Class A common stock included in the units sold by CRIS in its IPO.

•	“public stockholder” means a holder of public shares.

•	“redemption rights” means the rights of stockholders to elect to redeem all or a portion of the public shares into a pro rata portion of the cash held in the Trust Account.

•	“SEC” means the U.S. Securities and Exchange Commission.

•	“SPAC Sub” means CRIS Thunder Merger LLC, a Delaware limited liability company.

•	“Sponsor” means CRIS’s sponsor, Climate Change Crisis Real Impact I Acquisition Holdings, LLC, a Delaware limited liability company.

•	“Subscription Agreements” means the separate subscription agreements entered into by CRIS with the PIPE Investors in connection with the execution of the Business Combination Agreement.

•	“Trust Account” means the trust account established in connection with the IPO.

•
“units” means the units of CRIS, each consisting of one share of Class A common stock and one half of one redeemable warrant of CRIS, with each such public warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share.

•
“working capital loan” means each loan the Sponsor, an affiliate of the Sponsor, or certain of CRIS’s officers and directors or their affiliates may, but are not obligated to, loan CRIS funds as may be required in order to finance transaction costs in connection with an initial business combination.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the sections of our Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$385,272	$990,249
Prepaid expenses	420,646	261,496
Total Current Assets	805,918	1,251,745

Investments held in Trust Account	230,006,837	230,003,380
Total Assets	$230,812,755	$231,255,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,216,885	$723,277
Accrued offering costs	--	25,000
Total Current Liabilities	2,216,885	748,277

Warrant liability	61,855,000	32,844,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	72,121,885	41,642,277

Commitments and contingencies

Class A common stock subject to possible redemption, 15,369,086 and 18,461,284 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	153,690,860	184,612,840

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 7,630,914 and 4,538,716 issued and outstanding (excluding 15,369,086 and 18,461,284 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	763	454
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	50,223,046	19,301,375
Accumulated deficit	(45,224,374)	(14,302,396)
Total Stockholders’ Equity	5,000,010	5,000,008
Total Liabilities and Stockholders’ Equity	$230,812,755	$231,255,125

The accompanying notes are an integral part of the financial statements.

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021

Formation and operating costs	$1,914,450
Loss from operations	(1,914,450)

Other income (expense):
Interest income - bank	15
Interest earned on investments held in Trust Account	3,457
Change in fair value of warrant liability	(29,011,000)
Other (expense), net	(29,007,528)

Net loss	$(30,921,978)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00	[1]

Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(5.38	2)

The accompanying notes are an integral part of the financial statements.

1 Excludes net loss from change in fair value of warrant liability.  See Note 2.
2 Includes net loss from change in fair value of warrant liability. See Note 2.

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	4,538,716	$454	5,750,000	$575	$19,301,375	$(14,302,396)	$5,000,008

Change in value of Class A Common Stock subject to redemption	3,092,198	309	--	--	30,921,671	--	30,921,980

Net loss	—	—	—	—	—	(30,921,978)	(30,921,978)

Balance – March 31, 2021	7,630,914	$763	5,750,000	$575	$50,223,046	$(45,224,374)	$5,000,010

The accompanying notes are an integral part of the financial statements.

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(30,921,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid through promissory note – related party	--
Interest earned on investments held in Trust Account	(3,457)
Change in fair value of warrant liability	29,011,000
Changes in operating assets and liabilities:
Prepaid expenses	(159,150)
Accrued expenses	1,493,608
Net cash used in operating activities	(579,977)

Cash Flows from Financing Activities:
Payment of offering costs	(25,000)
Net cash used in financing activities	(25,000)

Net Change in Cash	(604,977)
Cash – Beginning of period	990,249
Cash – End of period	$385,272

Non-Cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(30,921,980)

The accompanying notes are an integral part of the financial statements.

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

The Company has one subsidiary, CRIS Thunder Merger LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on January 12, 2021 (“SPAC Sub”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 4, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of EVgo Holdings, LLC, a Delaware limited liability company (“Holdings”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination, and the Company’s management has broad discretion to identify targets for such a potential Business Combination and over the specific application of the funds held in the Trust Account if and when such funds are properly released from the Trust Account. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the PIMCO private funds (an affiliate of the Sponsor).

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

Pending Business Combination & Related PIPE

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2020 as filed with the SEC on May 3, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liability

The Company accounts for its issued and outstanding warrants (such warrants, as described in Note 8, the “Warrants”) in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in the IPO has been estimated using the Public Warrants’ quoted market price at December 31, 2020 and March 31, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From January 1, 2021 Through March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$3,472
Income and Franchise Tax	(3,472)
Net Earnings	$--
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(30,921,978)
Redeemable Net Earnings	--
Non-Redeemable Net Loss	$(30,921,978)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(5.38)

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on October 2, 2020, the Company sold 23,000,000 Units which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. The PIMCO private funds (an affiliate of the Sponsor) purchased an aggregate of 1,980,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $6,600,000 in the aggregate in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

Consulting Arrangements

During the period ended March 31, 2021, the Company enlisted the services of several consultants under various arrangements for administrative services, potential target and financial analysis and due diligence services to the Company. These arrangements provided for aggregate monthly fees of approximately $90,000. For the period from January 1, 2021  through March 31, 2021 the Company incurred $237,962 in such fees, of which $25,000 is included in accrued expenses on the balance sheet as of March 31, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, no Working Capital Loans were outstanding.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there was 7,630,914 shares of Class A common stock issued and outstanding, excluding 15,369,086 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

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

NOTE 8. WARRANT LIABILITY

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

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $230,006,837 and $230,003,380, respectively, held in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2021, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,006,837	$230,003,380
Liabilities
Warrant Liability – Public Warrants	1	38,755,000	20,700,000
Warrant Liability – Private Warrants	3	$23,100,000	$12,144,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liability
Fair value as of December 31, 2020	$12,144,000		$20,700,000		$32,844,000
Change in valuation inputs or other assumptions	10,956,000	3	18,055,000	1
Fair value as of March 31, 2021	$23,100,000		$38,755,000		$61,855,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on August 4, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

On January 21, 2021, CRIS, SPAC Sub and EVgo Parties entered into the Business Combination Agreement. The transactions contemplated by the Business Combination Agreement are collectively referred to in this Item 2 as the “business combination.”

Pursuant to the Business Combination Agreement, on the Closing Date:

i.
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

ii.
immediately following item (i) above, Holdings will contribute to OpCo all of the issued and outstanding limited liability company interests of HoldCo and, in connection therewith, (1) OpCo will be recapitalized as set forth in the OpCo A&R LLC Agreement, and (2) OpCo will issue to Holdings the Holdings OpCo Units;

iii.	immediately following the item (ii) above, SPAC Sub will transfer to Holdings the Holdings Class B Shares and the right to enter into a tax receivable agreement; and

iv.
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

In connection with the execution of the Business Combination Agreement, on January 21, 2021, CRIS entered into Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors have agreed to purchase, and the Company has agreed to sell to the PIPE Investors, an aggregate of 40,000,000 shares of Class A common stock, for a purchase price of $10.00 per share, or an aggregate purchase price of $400.0 million, in a PIPE.

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

Results of Operations

We classify the warrants issued in connection with our IPO and concurrent private placement as liabilities at their fair value and adjust the warrant liability to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2021 through March 31, 2021 were organizational activities, those necessary to identify a target company for a business combination, as described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 1, 2021 through March 31, 2021, we had a net loss of $30.9 million, which consists of operating costs of $1.9 million and a non-cash change in fair value of derivative liability of $29.0 million, offset by interest income from bank of $15 and interest earned on investments held in the Trust Account of $3.5 thousand.

Liquidity and Capital Resources

On October 2, 2020, we consummated the IPO of 23,000,000 units at a price of $10.00 per unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $230.0 million. Simultaneously with the closing of the IPO, we consummated the sale of 6,600,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our stockholders, generating gross proceeds of $6.6 million.

Following the IPO, the full exercise of the over-allotment option by the underwriters and the sale of the private placement warrants, a total of $230.0 million was placed in the Trust Account. We incurred $13.2 million in transaction costs, including $4.2 million of underwriting fees, $8.1 million of deferred underwriting fees and $0.9 million of other offering costs.

For the period from January 1, 2021 through March 31, 2021, cash used in operating activities was $0.6 million comprised of net loss of $30.9 million and interest earned on investments held in the Trust Account of $3.5 thousand as offset by a non-cash change in warrant liability of $29.0 million, and the changes in operating assets and liabilities of $1.3 million.

As of March 31, 2021, we had cash and investments held in the Trust Account of approximately $230.0 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had approximately $0.4 million of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Related Party Transactions

Investment in the PIPE

In connection with the execution of the Business Combination Agreement, CRIS entered into Subscription Agreements with a number of PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, and CRIS agreed to sell to the PIPE Investors, an aggregate of 40,000,000 shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $400,000,000, in the PIPE. CRIS PIPE ONE, LLC, which is affiliated with members of CRIS’s officers and directors, will be purchasing 500,000 shares of Class A common stock in the PIPE for a total purchase price of $5.0 million. In addition, private funds affiliated Pacific Investment Management Company LLC (“PIMCO”), which are investors in the Sponsor, or their affiliates will be purchasing 5,000,000 shares of Class A common stock in the PIPE for a total purchase price of $50.0 million.

Payments to an Affiliate

Commencing as of March 2021, CRIS has been and will continue to make payments of approximately $45,000 per month on an annualized basis to Climate Real Impact Solutions Services LLC, an entity owned by John Cavalier, our Chief Financial Officer and David Crane, our Chief Executive Officer and managed by Ms. Frank-Shapiro, our Chief Operating Officer, for consulting services rendered to CRIS. Messrs. Cavalier and Crane also receive health insurance benefits from Climate Real Impact Solutions Services LLC. Upon completion of the proposed business combination, it is expected that CRIS would cease to make any further payments.

Promissory Note

On March 31, 2021, CRIS issued the Holdings Promissory Note, pursuant to which CRIS borrowed $280,000 from Holdings in order to pay certain transaction expenses associated with the business combination. The Holdings Promissory Note bears interest at a rate of 0.12% compounded annually and is payable on the consummation of the business combination. If the business combination is not consummated, fifty percent (50%) of the principal balance of the Holdings Promissory Note will be forgiven and the remaining fifty percent (50%) of the principal balance will be repaid (i) immediately upon consummation of a separate business combination or (ii) to the extent that CRIS has funds available to it that are (a) in excess of budgeted expenses and obligations to trade creditors in the ordinary course of business and (b) outside of its Trust Account, in each case, no later than April 2, 2023. As of March 31, 2021, the outstanding balance under the Holdings Promissory Note was $280,000.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of March 31, 2021. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

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

Recent Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, our “certifying officers,” the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as March 31, 2021 due to a material weakness in internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.

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

In light of the restatement of our financial statements included in the Annual Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1*
Business Combination Agreement, dated as of January 21, 2021 by and among Climate Change Crisis Real Impact I Acquisition Corporation, CRIS Thunder Merger LLC, EVgo Holdings, LLC, EVgo HoldCo, LLC and EVGO OPCO LLC. (1)

10.1	Form of Subscription Agreement between CRIS and the Subscribers. (1)
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*
Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.  CRIS agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

**	Filed herewith.
***	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION

Date: May 20, 2021	By:	/s/ David W. Crane
	Name:	David W. Crane
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2021	By:	/s/ John A. Cavalier
	Name:	John A. Cavalier
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)