Form 10-Q
period 2021-06-30
EVgo Inc.
filed 2021-08-13
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39572

EVgo Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2326098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11835 West Olympic Boulevard, Suite 900E Los Angeles, California 90064
(Address of Principal Executive Offices, including zip code)

(877) 494-3833
(Registrant’s telephone number, including area code)

CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION 300 Carnegie Center, Suite 150 Princeton, NJ 08540
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Class A common stock, $0.0001 par value	EVGO	Nasdaq Global Select Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	EVGOW	Nasdaq Global Select Market

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of August 9, 2021 there were 68,736,770 shares of Class A common stock and 195,800,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EVGO INC. (F/K/A CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

EXPLANATORY NOTE

On July 1, 2021, Climate Change Crisis Real Impact I Acquisition Corporation, our predecessor company (“CRIS”), consummated the previously announced business combination (the “Business Combination”) with EVgo Holdings LLC, a Delaware limited liability company (“Holdings”). Upon consummation of the Business Combination, the subsidiaries of Holdings became  indirect wholly-owned subsidiaries of CRIS, and CRIS was renamed EVgo Inc. (“EVgo”). See Note 1 of the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q (the “Quarterly Report”) for more information regarding the Business Combination. Unless stated otherwise, this report contains information about CRIS before the Business Combination. References to the “Company” in this report refer to CRIS before the consummation of the Business Combination or EVgo after the Business Combination, as the context suggests.

In this Quarterly Report, unless otherwise stated or unless the context otherwise requires:

●	“ASC” means Accounting Standards Codification.

●	“Annual Report” means the annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021, as amended by the amended annual report on Form 10-K/A, filed with the SEC on May 3, 2021.

●	“Business Combination Agreement” means that business combination agreement entered into on January 21, 2021 by and among CRIS, SPAC Sub and the EVgo Parties.

●	“Class A common stock” means Class A common stock of EVgo, par value $0.0001 per share.

●	“Class B common stock” means Class B common stock of EVgo, par value $0.0001 per share.

●	“common stock” means Class A common stock and Class B common stock.

●	“EVgo Parties” means OpCo, HoldCo and Holdings.

●	“Exchange Act” means the Securities Exchange Act of 1934, as amended

●	“HoldCo” means EVgo HoldCo, LLC, a Delaware limited liability company.

●	“Holdings” means EVgo Holdings, LLC, a Delaware limited liability company.

●	“Holdings Class B Shares” means 198,500,000 shares of Class B common stock (such number of shares of Class B common stock equal to the number of Holdings OpCo Units)

●	“Holdings OpCo Units” means 198,500,000 OpCo Units.

●	“Holdings Promissory Note” means the unsecured promissory note CRIS issued to Holdings on March 31, 2021

●	“IPO” means CRIS’s initial public offering of units consummated on October 2, 2020.

●	“Issued OpCo Units” means such number of OpCo Units equal to the number of shares of Class A common stock issued and outstanding after giving effect to the Business Combination and the PIPE.

●	“OpCo” means EVGO OPCO, LLC, a Delaware limited liability company.

●	“OpCo A&R LLC Agreement” means the amended and restated limited liability company agreement of OpCo entered into in connection with the closing of the Business Combination.

●	“OpCo Units” means the equity interests of OpCo.

●	“PIPE” means the sale of 40,000,000 shares of Class A common stock to the investors for a purchase price of $10.00 per share and an aggregate purchase price of $400.0 million, in a private placement.

●	“PIPE Investors” means the investors in the PIPE.

●	“Private Placement Warrants” means the 6,600,000 warrants purchased by the Sponsor in a private placement simultaneously with the closing of the IPO, each of which is exercisable for one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant.

●	“Public Shares” means the shares of Class A common stock included in the units sold by CRIS in its IPO.

●	“public stockholder” means a holder of public shares.

●	“Public Warrants” means the redeemable warrants sold as part of the units in the Company’s IPO.

●	“redemption rights” means the rights of stockholders to elect to redeem all or a portion of the public shares into a pro rata portion of the cash held in the Trust Account.

●	“SEC” means the U.S. Securities and Exchange Commission.

●	“SPAC Sub” means CRIS Thunder Merger LLC, a Delaware limited liability company.

●	“Sponsor” means CRIS’s sponsor, Climate Change Crisis Real Impact I Acquisition Holdings, LLC, a Delaware limited liability company.

●	“Subscription Agreements” means the separate subscription agreements entered into by CRIS with the PIPE Investors in connection with the execution of the Business Combination Agreement.

●	“Trust Account” means the trust account established in connection with the IPO.

●	“units” means the units of CRIS, which consisted of one share of Class A common stock and one half of one redeemable warrant of CRIS, with each such public warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	trends in the climate sector and trends specific to clean energy, renewables and carbon removal;
●	our expectations around the performance of EVgo, including competitive prospects of the business following the initial business combination;
●	the impacts and uncertainty resulting from the ongoing COVID-19 pandemic, and the effects of the ongoing pandemic on the climate sector, and the economy;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	our financial performance.

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

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

EVGO INC. (F/K/A CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$264,262,731	$990,249
Prepaid expenses	209,510	261,496
Total current assets	264,472,241	1,251,745

Investments held in Trust Account	230,009,180	230,003,380
Total Assets	$494,481,421	$231,255,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$5,904,054	$723,277
Accrued offering costs	—	25,000
Note payable – EVgo Holdings, LLC	280,000	—
Total current liabilities	6,184,054	748,277

Warrant liability	83,262,182	32,844,000
PIPE Investment	264,092,960	—
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	361,589,196	41,642,277

Commitments and contingencies

Class A common stock subject to possible redemption, 12,789,222 and 18,461,284 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	127,892,220	184,612,840

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 10,182,778 and 4,538,716 issued and outstanding (excluding 12,789,222 and 18,461,284 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	1,021	454
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	575	575
Additional paid-in capital	76,021,428	19,301,375
Accumulated deficit	(71,023,019)	(14,302,396)
Total Stockholders’ Equity	5,000,005	5,000,008
Total Liabilities and Stockholders’ Equity	$494,481,421	$231,255,125

The accompanying notes are an integral part of the financial statements.

EVGO INC. (F/K/A CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021 (unaudited)	2021 (unaudited)
Operating and formation costs	$4,393,929	$6,308,379
Loss from operations	(4,393,929)	(6,308,379)

Other income (expense):
Interest income – bank	123	138
Interest earned on investments held in Trust Account	2,343	5,800
Change in fair value of warrant liability	(21,407,182)	(50,418,182)
Other expense, net	(21,404,716)	(50,412,244)

Loss before income taxes	(25,798,645)	(56,720,623)
Benefit (provision) for income taxes	—	—
Net loss	$(25,798,645)	$(56,720,623)

Weighted average shares outstanding, Class A redeemable common stock	23,000,000	23,000,000
Basic and diluted income per share, Class A redeemable common stock	$—	$—

Weighted average shares outstanding, Class B non-redeemable common stock	5,750,000	5,750,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(4.49)	$(9.86)

The accompanying notes are an integral part of the financial statements.

EVGO INC. (F/K/A CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	4,538,716	$454	5,750,000	$575	$19,301,375	$(14,302,396)	$5,000,008
Change in value of Class A Common Stock subject to redemption	3,092,198	309	—	—	30,921,671	—	30,921,980
Net loss	—	—	—	—	—	(30,921,978)	(30,921,978)
Balance – March 31, 2021 (unaudited)	7,630,914	763	5,750,000	575	50,223,046	(45,224,374)	5,000,010
Change in value of Class A Common Stock subject to redemption	2,579,864	258	—	—	25,798,382	—	25,798,640
Net loss	—	—	—	—	—	(25,798,645)	(25,798,645)
Balance – June 30, 2021 (unaudited)	10,210,778	$1,021	5,750,000	$575	$76,021,428	$(71,023,019)	$5,000,005

The accompanying notes are an integral part of the financial statements.

EVGO INC. (F/K/A CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(56,720,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,800)
Change in fair value of warrant liability	50,418,182
Changes in operating assets and liabilities:
Prepaid expenses	51,986
Accrued expenses	5,180,777
Net cash used in operating activities	(1,075,478)

Cash Flows from Financing Activities:
Proceeds from PIPE Investment	264,092,960
Proceeds from note payable - EVgo Holdings, LLC	280,000
Payment of offering costs	(25,000)
Net cash provided by financing activities	264,347,960

Net Change in Cash	263,272,482
Cash – Beginning of period	990,249
Cash – End of period	$264,262,731

Non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(56,720,620)

The accompanying notes are an integral part of the financial statements.

EVGO INC. (F/K/A CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION)

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS JUNE 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

EVgo Inc. (the “Company”) was incorporated in Delaware on August 4, 2020 under the name “Climate Change Crisis Real Impact I Acquisition Corporation.” The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

As of June 30, 2021, the Company had one subsidiary, CRIS Thunder Merger LLC, a wholly-owned subsidiary of the Company incorporated in Delaware on January 12, 2021 (“SPAC Sub”).

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 4, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for an Initial Business Combination, and activities in connection with the proposed acquisition of EVgo Holdings, LLC, a Delaware limited liability company (“Holdings”), which closed on July 1, 2021. The Company has not generated any operating revenues prior to the completion of the Business Combination. The Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of the Private Placement Warrants at $1.00 per Private Placement Warrant in a private placement to Climate Change Crisis Real Impact I Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $6,600,000, which is described in Note 4.

Following the closing of the Initial Public Offering on October 2, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States. The funds in the Trust Account were invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations (less $100,000 of interest to pay dissolution expenses).

Substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were intended to be applied generally toward consummating an Initial Business Combination, and the Company’s management had broad discretion to identify targets for such a potential Initial Business Combination and over the specific application of the funds held in the Trust Account if and when such funds are properly released from the Trust Account. The Company provided the holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination in connection with a stockholder meeting called to approve an Initial Business Combination. The Business Combination Agreement and the Business Combination were approved by the Company’s stockholders at a special meeting of the Company’s stockholders held on June 29, 2021 (the “Special Meeting”). On July 1, 2021, the parties to the Business Combination Agreement consummated the Transactions (as defined herein). At the Special Meeting, holders of 13,230 shares of the Company’s Class A Common

Stock, sold in its initial public offering, exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate of approximately $132,300. The per share redemption price of $10.00 for public stockholders electing redemption was paid out of the Company’s Trust Account, which after taking into account the redemption, had a balance immediately prior to the Closing of approximately $230.0 million.

Immediately after giving effect to the Business Combination (including as a result of the redemptions described above, the conversion of all 5,750,000 outstanding founder shares into shares of Class A common stock on a one-for-one basis and the issuance of an additional 40,000,000 shares of Class A common stock in the PIPE as described below), there were 264,536,770 shares of Common Stock, including 68,736,770 shares of Class A common stock and 195,800,000 shares of Class B common stock, issued and outstanding and warrants, to purchase 18,099,988 shares of Class A common stock of the Company’s issued and outstanding.

Business Combination & Related PIPE

On January 21, 2021, the Company and SPAC Sub, entered into a business combination agreement (the “Business Combination Agreement”) with Holdings, EVgo HoldCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of Holdings ( “HoldCo”) and EVGO OPCO, LLC, a Delaware limited liability company and wholly-owned subsidiary of Holdings (“OpCo” and, together with Holdings and HoldCo, the “EVgo Parties”). On July 1, 2021 (the “Closing Date”), the Company consummated the Business Combination pursuant to the Business Combination Agreement.

Pursuant to the Business Combination Agreement, on July 1, 2021:

(i)the Company contributed all of its assets to CRIS Thunder Merger LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), including but not limited to (1) funds held in the Trust Account (as defined below), net cash proceeds from the PIPE (as defined below) (the “PIPE Proceeds”), any cash held by the Company in any working capital or similar account (net of transaction expenses); and (2) 195,800,000 newly issued shares (the “Holdings Class B Shares”) of Class B common stock, par value $0.0001 per share (“Class B common stock” and, together with Class A common stock, “Common Stock”) of the Company (such transaction, the “SPAC Contribution”);

(ii)immediately following the SPAC Contribution, Holdings contributed to OpCo all of the issued and outstanding limited liability company interests of HoldCo and, in connection therewith, (1) OpCo as recapitalized as set forth in the OpCo A&R LLC Agreement (as defined below), and (2) OpCo issued to Holdings 195,800,000 units of OpCo (“OpCo Units” and such transactions, the “Holdings Contribution”);

(iii)immediately following the Holdings Contribution, Merger Sub transferred to Holdings the Holdings Class B Shares and the right to enter into the Tax Receivable Agreement (as defined below) (such transactions, the “Merger Sub Transfer”); and

(iv)immediately following the Merger Sub Transfer, Merger Sub contributed to OpCo all of its remaining assets in exchange for the issuance by OpCo to Merger Sub of a number of OpCo Units equal to the number of shares of Class A common stock issued and outstanding after giving effect to the Business Combination and the PIPE (the “Issued OpCo Units,” such transaction, the “Merger Sub Contribution” and together with the SPAC Contribution, the Holdings Contribution and the Merger Sub Transfer, the “Transactions”).

In connection with the execution of the Business Combination Agreement, on January 21, 2021, the Company entered into separate subscription agreements (the “Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and the Company agreed to sell to the PIPE Investors, an aggregate of 40,000,000 shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share, or an aggregate purchase price of $400.0 million, in a private placement (the “PIPE”). CRIS PIPE ONE, LLC purchased 500,000 shares of Class A common stock in the PIPE for a total purchase price of $5,000,000. Ms. Comstock, a member of the Company’s board of directors, is an investor in CRIS PIPE ONE, LLC. In addition, the PIMCO private funds or their affiliates purchased 5,000,000 shares of Class A common stock in the PIPE for a total purchase price of $50,000,000. The PIPE Financing was consummated concurrently with the Closing.

Pursuant to the Subscription Agreements, the Company agreed that, within 30 calendar days after the Closing Date (the “Filing Deadline”), the Company will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 90th calendar day if the SEC notifies the Company that it will “review” the PIPE Resale Registration Statement) following the Filing Deadline and (ii) the 5th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the PIPE Resale Registration Statement will not be “reviewed” or will not be subject to further review. Such registration statement was initially filed on July 20, 2021 and declared effective on July 30, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2020 as filed with the SEC on May 3, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering. Offering costs amounting to $13,161,756 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Warrant Liability

The Company accounts for its issued and outstanding warrants (such warrants, as described in Note 8, the “Warrants”) in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the redeemable warrants sold as part of the units in the Company’s IPO (“Public Warrants”) has been estimated using the Public Warrants’ quoted market price at June 30, 2021 and December 31, 2020. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model for initial and subsequent measurements.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 18,100,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,343	$5,800
Income and Franchise Tax available to be withdrawn from the Trust Account	(2,343)	(5,800)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(25,798,645)	$(56,720,623)
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(25,798,645)	$(56,720,623)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000	5,750,000
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(4.49)	$(9.86)

For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet dates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on October 2, 2020, the Company sold 23,000,000 Units which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. The PIMCO private funds (an affiliate of the Sponsor) purchased an aggregate of 1,980,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $6,600,000 in the aggregate in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company did not complete an Initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account would have been used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants would have expired worthless.

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

The initial stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of the Business Combination and (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Consulting Arrangements

During the period ended June 30, 2021, the Company enlisted the services of several consultants under various arrangements for administrative services, potential target and financial analysis and due diligence services to the Company. The Company in connection with these agreements has been and will continue to make payments of approximately $45,000 per month on an annualized basis to Climate Real Impact Solutions Services LLC, an entity owned by John Cavalier, our former Chief Financial Officer and David Crane, our former Chief Executive Officer and managed by Ms. Frank-Shapiro, our former Chief Operating Officer, for consulting services rendered to the Company. Such payments ceased upon completion of the Business Combination. These arrangements provided for aggregate monthly fees of approximately $90,000. For the six months ended June 30, 2021 the Company incurred and paid $259,885 in such fees, none of which are included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2021.

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

Registration and Stockholder Rights

Pursuant to a registration and stockholder rights agreement entered into on September 29, 2020, the holders of the Founder Shares, Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and upon conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). Any holder of at least 20% of the outstanding registrable securities owned by the holders are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear certain expenses incurred in connection with the filing of any such registration statements.

In connection with the Closing on July 1, 2021, the Company, the Sponsor and the other initial stockholders terminated the existing registration rights agreement and entered into the Registration Rights Agreement with EVgo Holdings, LLC (together with the Sponsor, the other initial stockholders and any person or entity who becomes a party to the Registration Rights Agreement, the “Holders”) that grant certain resale registration rights with respect to (a)  the Private Placement Warrants (including any shares of Class A common stock issued or issuable upon the exercise of any Private Placement Warrants), (b) shares of Common Stock issued or issuable upon conversion of any founder shares, (c) any outstanding shares of Class A common stock held by a Holder as of the date of the Registration Rights Agreement, (d) any shares of Class A common stock issued or issuable upon exchange of OpCo Units and shares of Class B common stock held by a Holder as of the date of the Registration Rights Agreement, and (e) any other equity security of the Company issued or issuable with respect to any such shares of Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization (collectively, the “Registrable Securities”), subject to the terms and conditions set forth in the Registration Rights Agreement.

Pursuant to the Registration Rights Agreement, the Company will file with the SEC within 15 business days after the Closing a registration statement registering the resale of the Registrable Securities permitted to be registered for resale from time to time pursuant to the applicable rules and regulations under the Securities Act. The Company will use its reasonable best efforts to cause the registration statement to become effective and remain effective, in accordance with the Registration Rights Agreement. Additionally, the Company agreed that, as soon as reasonably practicable after the Company is eligible to register the Holders’ securities on a registration statement on Form S-3, the Company will file a new registration statement with the SEC (at the Company’s sole cost and expense) and the Company will use its reasonable best efforts to cause such new registration statement to become effective and remain effective, in accordance with the Registration Rights Agreement. The Registration Rights Agreement also provides the Holders with certain customary demand and piggyback registration rights. Such registration statement was initially filed on July 20, 2021 and declared effective on July 30, 2021.

Deferred Underwriting Fee

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee was paid to the underwriters from the amounts held in the Trust Account at the closing of the Business Combination, subject to the terms of the underwriting agreement. The underwriters did not receive any upfront underwriting discount or commissions on the 1,980,000 Units purchased by the PIMCO private funds or their respective affiliates but will receive deferred underwriting commissions with respect to such Units.

Note Payable – EVgo Holdings, LLC

On March 31, 2021, CRIS issued the Holdings Promissory Note, pursuant to which CRIS borrowed $280,000 from Holdings in order to pay certain transaction expenses associated with the Business Combination. The Holdings Promissory Note bears interest at a rate of 0.12% compounded annually and is payable on the consummation of the Business Combination. If the Business Combination was not consummated, fifty percent (50%) of the principal balance of the Holdings Promissory Note would have been forgiven and the remaining fifty percent (50%) of the principal balance would have been repaid (i) immediately upon consummation of a separate business combination or (ii) to the extent that CRIS has funds available to it that are (a) in excess of budgeted expenses and obligations to trade creditors in the ordinary course of business and (b) outside of its Trust Account, in each case, no later than April 2, 2023. As of June 30, 2021, there was a $280,000 outstanding balance under the Holdings Promissory Note. As of July 1, 2021, as a result of the closing of the Business Combination, this note is a related party note. The balance was subsequently repaid in connection with the Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, and December 31, 2020 there were 10,182,778 and 4,538,716 shares of Class A common stock issued and outstanding, respectively, excluding 12,789,222 and 18,461,284 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law. The shares of Class B common stock automatically converted into shares of Class A common stock at the time of the Business Combination on a one-for-one basis.

NOTE 8. WARRANT LIABILITY

Warrants — There are 11,500,000 Public Warrants and 6,600,000 Private Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of an Initial Business Combination. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than fifteen business days after the closing of the Company’s Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause such registration statement to become effective within 60 business days after the closing of an Initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if shares of the Class A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Such registration statement was initially filed on July 20, 2021 and declared effective on July 30, 2021.

Redemption of Warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends to the notice of redemption to the warrant holders (“Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

Redemption of Warrants when the price per Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the fair market value of the Class A common stock;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and
●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

As of June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $230,009,180 and $230,003,380, respectively, held in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,009,180	$230,003,380
Liabilities:
Warrant Liability – Public Warrants	1	$46,918,850	$20,700,000
Warrant Liability – Private Warrants	3	$36,343,332	$12,144,000

The Warrants are accounted for as liabilities in accordance with ASC 815 and are presented as warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

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

The key inputs into the Monte Carlo simulation model for the warrants were as follows:

June 30,
2021
Input
Stock Price	$15.02
Risk-free interest rate	0.87%
Expected term (years)	0.01
Expected volatility	12%
Exercise price	$11.50
Probability of transaction	100%
Fair value of Units	$5.51

The following table presents the changes in the fair value of warrant liabilities:

Private
Placement
Fair value as of December 31, 2020	$12,144,000
Change in valuation inputs or other assumptions	24,199,332
Fair value as of June 30, 2021	$36,343,332

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than the closing of the Business Combination on July 1, 2021 described in Note 1 above, based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on August 4, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On July 1, 2021, we consummated the Business Combination with Holdings.

Recent Developments

On January 21, 2021, we, SPAC Sub and EVgo Parties entered into the Business Combination Agreement. On July 1, 2021 (the “Closing Date”), we consummated the Business Combination and pursuant to the Business Combination Agreement:

(i)	we contributed all of our assets to Merger Sub, including but not limited to (1) funds held in the Trust Account (as defined below), net cash proceeds from the PIPE (as defined below) (the “PIPE Proceeds”), any cash held by us in any working capital or similar account (net of transaction expenses); and (2) 195,800,000 newly issued shares (the “Holdings Class B Shares”) of our Class B common stock, par value $0.0001 per share (“Class B common stock” and, together with Class A common stock, “Common Stock” and such transaction, the “SPAC Contribution”);
(ii)	immediately following the SPAC Contribution, Holdings contributed to OpCo all of the issued and outstanding limited liability company interests of HoldCo and, in connection therewith, (1) OpCo as recapitalized as set forth in the OpCo A&R LLC Agreement (as defined below), and (2) OpCo issued to Holdings 195,800,000 units of OpCo (“OpCo Units” and such transactions, the “Holdings Contribution”);
(iii)	immediately following the Holdings Contribution, Merger Sub transferred to Holdings the Holdings Class B Shares and the right to enter into the Tax Receivable Agreement (as defined below) (such transactions, the “Merger Sub Transfer”); and
(iv)	immediately following the Merger Sub Transfer, Merger Sub contributed to OpCo all of its remaining assets in exchange for the issuance by OpCo to Merger Sub of a number of OpCo Units equal to the number of shares of Class A common stock issued and outstanding after giving effect to the Business Combination and the PIPE (the “Issued OpCo Units,” such transaction, the “Merger Sub Contribution” and together with the SPAC Contribution, the Holdings Contribution and the Merger Sub Transfer, the “Transactions”).

CRIS PIPE ONE, LLC purchased 500,000 shares of Class A common stock in the PIPE for a total purchase price of $5,000,000. Ms. Comstock, a member of the Company’s board of directors, is an investor in CRIS PIPE ONE, LLC. In addition, the PIMCO private funds or their affiliates purchased 5,000,000 shares of Class A common stock in the PIPE for a total purchase price of $50,000,000. The PIPE Financing was consummated concurrently with the Closing. The purpose of the PIPE is to raise additional capital for use EVgo following the closing of the Business Combination.

Results of Operations

We classify the warrants issued in connection with our IPO and concurrent private placement as liabilities at their fair value and adjust the warrant liability to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations.

As of June 30, 2021, we have neither engaged in any operations nor generated any revenues to date. Our only activities from August 4, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to identify a target company for a business combination, as described below. We did not generate any operating revenues prior to the Business Combination. We generated non-operating income in the form of interest income on marketable securities held after the IPO. We also incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $25.8 million, which consists of operating costs of $4.4 million and a non-cash change in fair value of derivative liability of $21.4 million, offset by interest income from bank of $123 and interest earned on investments held in the Trust Account of $2,343.

For the six months ended June 30, 2021, we had a net loss of $56.7 million, which consists of operating costs of $6.3 million and a non-cash change in fair value of derivative liability of $50.4 million, offset by interest income from bank of $138 and interest earned on investments held in the Trust Account of $5,800.

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

For the six months ended June 30, 2021, cash used in operating activities was $1.1 million comprised of net loss of $56.7 million and interest earned on investments held in the Trust Account of $5,800 offset by a non-cash change in warrant liability of $50.4 million, and the changes in operating assets and liabilities of $5.2 million.

As of June 30, 2021, we had cash and investments held in the Trust Account of approximately $230.0 million and approximately $264.3 million of cash held outside of the Trust Account, which included a portion of the proceeds from the PIPE which were received prior to Closing of the Business Combination. We used substantially all of the funds held in the Trust Account to complete the Business Combination on July 1, 2021. Funds held in the Trust Account were used to fund the redemption of 13,230 shares of Class A common stock.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business as the Company has consummated the Business Combination on July 1, 2021.

Related Party Transactions

Investment in the PIPE

In connection with the execution of the Business Combination Agreement, CRIS entered into Subscription Agreements with a number of PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, and CRIS agreed to sell to the PIPE Investors, an aggregate of 40,000,000 shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $400,000,000, in the PIPE. CRIS PIPE ONE, LLC, which is affiliated with members of CRIS’s officers and directors, purchased 500,000 shares of Class A common stock in the PIPE for a total purchase price of $5.0 million. In addition, private funds affiliated Pacific Investment Management Company LLC (“PIMCO”), which are investors in the Sponsor, or their affiliates purchased 5,000,000 shares of Class A common stock in the PIPE for a total purchase price of $50.0 million. The PIPE concurrently closed with the consummation of the Business Combination.

Payments to an Affiliate

Commencing as of March 2021, CRIS made payments of approximately $45,000 per month on an annualized basis to Climate Real Impact Solutions Services LLC, an entity owned by John Cavalier, our former Chief Financial Officer and David Crane, our former Chief Executive Officer and managed by Ms. Frank-Shapiro, our former Chief Operating Officer, for consulting services rendered to CRIS. Messrs. Cavalier and Crane also receive health insurance benefits from Climate Real Impact Solutions Services LLC. Such payments ceased upon completion of the Business Combination. As of June 30, 2020, amounts due under the contract were paid.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into various consulting arrangements with several service provider for administrative services and potential target financial analysis and due diligence services to us. These arrangements provide for aggregate monthly fees of approximately $90,000.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging”  under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of June 30, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our IPO, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, there was no associated material exposure to interest rate risk.

Item 4.Controls and Procedures

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, our “certifying officers,” the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as June 30, 2021 due to a material weakness in internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

We, from time to time, may become involved in legal and regulatory proceedings or subject to claims arising in the ordinary course of our business. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations and financial condition.

Item 1A.Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1

Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
**	Filed herewith.
***	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVgo Inc. (f/k/a CLIMATE CHANGE CRISIS REAL IMPACT I ACQUISITION CORPORATION)

Date: August 13, 2021	By:	/s/ Cathy Zoi
	Name:	Cathy Zoi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Olga Shevorenkova
	Name:	Olga Shevorenkova
	Title:	Chief Financial Officer
(Principal Financial Officer)