Form 10-Q
period 2021-09-30
EVgo Inc.
filed 2021-11-12
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39572

EVgo Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2326098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11835 W Olympic Blvd, Ste 900E, Los Angeles, CA 90064
(Address of Principal Executive Offices)

(877) 494-3833
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A common stock, $0.0001 par value	EVGO	NASDAQ
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	EVGOW	NASDAQ

As of November 8, 2021, there were 68,736,770 shares of the registrant’s Class A common stock, $.0001 par value per share, and 195,800,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

Cautionary Note on Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (this “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements of EVgo Inc. (“we,” the “Company,” “Successor,” “EVgo”) include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	changes adversely affecting the business;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or further disruptions in the capital and credit markets;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	competition from existing and new competitors;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third-party contractors to provide various services;
●	EVgo’s ability to obtain additional capital on commercially reasonable terms;
●	safety and environmental requirements that may subject EVgo to unanticipated liabilities; and
●	general economic or political conditions.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of our Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission (the “SEC”) on July 20, 2021 (the “Registration Statement”) entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
(in thousands)	(unaudited)	(unaudited)
Assets
Current assets
Cash	$520,356	$7,914
Restricted cash	472	—
Accounts receivable, net	5,981	2,164
Accounts receivable, capital build	5,971	3,259
Receivables from related parties	147	—
Prepaid expenses and other current assets	8,599	6,635
Total current assets	541,526	19,972
Property, equipment and software, net	110,010	71,266
Other assets	1,702	836
Restricted cash	300	—
Intangible assets, net	75,011	67,956
Goodwill	31,052	22,111
Total assets	$759,601	$182,141

Liabilities, redeemable noncontrolling interest and stockholders’/member's equity (deficit)
Current liabilities
Accounts payable	$7,013	$2,998
Payables to related parties	1,362	135
Accrued liabilities	15,757	10,945
Deferred revenue, current	3,950	1,653
Customer deposits	12,301	7,660
Note payable, related party	—	39,164
Capital-build, buyout liability	—	628
Other current liabilities	133	398
Total current liabilities	40,516	63,581
Earnout liability	3,730	—
Asset retirement obligations	11,572	8,802
Capital-build liability, excluding buyout liability	19,438	17,388
Deferred revenue, noncurrent	21,921	2,732
Warrant liability	33,638	—
Other liabilities	—	151
Total liabilities	130,815	92,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Condensed Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2021	2020
(in thousands, except share data)	(unaudited)	(unaudited)
Redeemable noncontrolling interest	1,595,770	—
Stockholders’/member's equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2021; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of September 30, 2021; 68,018,020 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of September 30, 2021	7	—
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2021; 195,800,000 shares issued and outstanding as of September 30, 2021	20	—
LLC interests	—	136,348
Additional paid-in capital	—	929
Accumulated deficit	(967,011)	(47,790)
Total stockholders’/member's equity (deficit)	(966,984)	89,487
Total liabilities, redeemable noncontrolling interest and stockholders’/member's equity (deficit)	$759,601	$182,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Condensed Consolidated Statements of Operations

	Successor				Predecessor
	(unaudited)

				January 16,	January 1,
	Three	Three	Nine	2020	2020
	Months Ended	Months Ended	Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	January 15,
(in thousands, except per share data)	2021	2020	2021	2020	2020
Revenue	$6,181	$2,818	$14,533	$8,101	$1,461
Revenue from related parties	—	754	562	754	65
Total revenue	6,181	3,572	15,095	8,855	1,526
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,814	3,468	11,927	8,899	675
Depreciation and amortization	3,020	2,651	8,172	6,703	298
Cost of sales	7,834	6,119	20,099	15,602	973
Gross (loss) profit	(1,653)	(2,547)	(5,004)	(6,747)	553

General and administrative	20,882	7,996	46,227	22,260	1,247
Transaction bonus	—	—	—	5,316	—
Depreciation, amortization, and accretion	3,394	2,474	8,448	6,963	69
Total operating expenses	24,276	10,470	54,675	34,539	1,316
Operating loss	(25,929)	(13,017)	(59,679)	(41,286)	(763)

Interest expense, related party	11	410	1,926	812	—
Interest income	(33)	—	(34)	—	—
Other income, related party	—	(54)	—	(54)	(342)
Other expense (income), net	143	(5,897)	(489)	(9,773)	—
Change in fair value of earnout liability	(3,695)	—	(3,695)	—	—
Change in fair value of warrant liability	(45,946)	—	(45,946)	—	—
Total other income, net	(49,520)	(5,541)	(48,238)	(9,015)	(342)

Net income (loss)	23,591	(7,476)	(11,441)	(32,271)	(421)
Less: net income (loss) attributable to noncontrolling interest	17,461	(7,476)	(17,571)	(32,271)	(421)
Net income attributable to Class A common stockholders	$6,130	$—	$6,130	$—	$—

Net income per share to Class A common stockholders, basic and diluted	$0.09	N/A	$0.09	N/A	N/A
Weighted-average number of shares outstanding used in computation of earnings per share:
Basic and diluted	68,018	N/A	68,018	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Condensed Consolidated Statement of Stockholders’/Member’s Equity (Deficit)

For the Nine Months Ended September 30, 2021

							Additional		Stockholders’/
	LLC Interests		Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Member’s
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Successor (unaudited)
Balance, December 31, 2020 (as previously reported)	—	$136,348	—	$—	—	$—	$929	$(47,790)	$89,487
Retroactive application of recapitalization	195,800	—	—	—	—	—	—	—	—
Balance, December 31, 2020 (as adjusted)	195,800	136,348	—	—	—	—	929	(47,790)	89,487
Share-based compensation	—	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	—	(16,610)	(16,610)
Balance, March 31, 2021	195,800	136,348	—	—	—	—	1,409	(64,400)	73,357
Share-based compensation	—	—	—	—	—	—	531	—	531
Net loss	—	—	—	—	—	—	—	(18,422)	(18,422)
Balance, June 30, 2021	195,800	136,348	—	—	—	—	1,940	(82,822)	55,466
Equitization of note payable, related party	—	59,590	—	—	—	—	—	—	59,590
CRIS Business Combination, net of expenses	(195,800)	(195,938)	67,299	7	195,800	20	234,175	—	38,264
Share-based compensation	—	—	—	—	—	—	3,750	—	3,750
Vesting of earnout shares	—	—	719	0	—	—	10,853	—	10,853
Net income[1]	—	—	—	—	—	—	—	6,130	6,130
Fair value adjustment to noncontrolling interest	—	—	—	—	—	—	(250,718)	(890,319)	(1,141,037)
Balance, September 30, 2021	—	$—	68,018	$7	195,800	$20	$—	$(967,011)	$(966,984)

1 Excludes $17.5 million of net income attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Condensed Consolidated Statement of Member’s Equity

For the Nine Months Ended September 30, 2020

	Class A	Class B	Class D
	Voting	Voting	Non-Voting			Additional
	Preferred	Common	Preferred	LLC Interests		Paid-In	Accumulated	Member's
(in thousands)	Units	Units	Units	Shares	Amount	Capital	Deficit	Equity
Predecessor
Balance, December 31, 2019 (as previously reported)	$57,038	$22,167	$39,028	—	$—	$645	$(104,485)	$14,393
Retroactive application of recapitalization	(57,038)	(22,167)	(39,028)	195,800	118,233	—	—	—
Balance, December 31, 2019 (as adjusted)	—	—	—	195,800	118,233	645	(104,485)	14,393
Share-based compensation	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(421)	(421)
Balance, January 15, 2020	—	—	—	195,800	118,233	658	(104,906)	13,985

Successor (unaudited)
New basis of equity on push down of acquisition by EVgo Holdco	—	—	—	—	12,799	(658)	104,906	117,047
Balance, January 16, 2020	—	—	—	195,800	131,032	—	—	131,032
Share-based compensation	—	—	—	—	—	209	—	209
Contributions	—	—	—	—	5,316	—	—	5,316
Net loss	—	—	—	—	—	—	(14,389)	(14,389)
Balance, March 31, 2020	—	—	—	195,800	136,348	209	(14,389)	122,168
Share-based compensation	—	—	—	—	—	243	—	243
Net loss	—	—	—	—	—	—	(10,406)	(10,406)
Balance, June 30, 2020	—	—	—	195,800	136,348	452	(24,795)	112,005
Share-based compensation	—	—	—	—	—	243	—	243
Net loss	—	—	—	—	—	—	(7,476)	(7,476)
Balance, September 30, 2020	$—	$—	$—	195,800	$136,348	$695	$(32,271)	$104,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Condensed Consolidated Statements of Cash Flows

	Successor		Predecessor
	(unaudited)
		January 16,	January 1,
	Nine	2020	2020
	Months Ended	through	through
	September 30,	September 30,	January 15,
(in thousands)	2021	2020	2020
Cash flows from operating activities
Net loss	$(11,441)	(32,271)	(421)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization, and accretion	16,620	13,666	368
Net loss on disposal of property and equipment	639	442	—
Share-based compensation	5,293	695	13
Relief of contingent consideration	—	(3,978)	—
Interest on note payable, related party	1,926	812	—
Change in fair value of earnout liability	(3,695)	—	—
Change in fair value of warrant liability	(45,946)	—	—
Other	454	—	—
Changes in operating assets and liabilities
Accounts receivable, net	(3,505)	95	33
Receivables from related parties	(71)	—	(333)
Prepaid expenses and other current and noncurrent assets	(5,188)	288	(46)
Accounts payable	(204)	(413)	315
Payables to related parties	458	112	(1)
Accrued liabilities	2,321	1,083	(248)
Deferred revenue	20,943	(384)	(37)
Customer deposits	4,641	(207)	13
Other current and noncurrent liabilities	(1,042)	142	—
Net cash used in operating activities	(17,797)	(19,918)	(344)
Cash flows from investing activities
Purchases of property, equipment and software	(39,679)	(11,769)	(166)
Acquisition of business, net of cash received	(22,762)	—	—
Net cash used in investing activities	(62,441)	(11,769)	(166)
Cash flows from financing activities
Proceeds from CRIS Business Combination	601,579	—	—
Proceeds from note payable, related party	24,000	27,750	—
Payments on note payable, related party	(5,500)	—	—
Capital-build funding, net	1,516	4,335	—
Payment of transaction costs for CRIS Business Combination	(28,143)	—	—
Contributions	—	5,316	—
Net cash provided by financing activities	593,452	37,401	—
Net increase (decrease) in cash and restricted cash	513,214	5,714	(510)
Cash and restricted cash, beginning of period	7,914	257	1,403
Cash and restricted cash, end of period	$521,128	5,971	893

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Condensed Consolidated Statements of Cash Flows (continued)

	Successor		Predecessor
	(unaudited)
		January 16,	January 1,
	Nine	2020	2020
	Months Ended	through	through
	September 30,	September 30,	January 15,
(in thousands)	2021	2020	2020
Supplemental disclosure of noncash investing and financing activities
Accrued transaction costs for CRIS Business Combination	$300	$—	$—
Asset retirement obligations incurred	$1,671	$900	$—
Non-cash increase in accounts receivable, capital-build, and capital-build liability	$4,228	$7,529	$—
Reclassification of contingent earnout liability to equity upon triggering event	$10,853	$—	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$10,848	$2,366	$1,759
Contingent earnout liability recognized upon the closing of the CRIS Business Combination	$18,278	$—	$—
Conversion of note payable, related party, to equity	$59,590	$—	$—
Reclassification of noncontrolling interest on the CRIS Close Date	$436,739	$—	$—
Fair value adjustment to noncontrolling interest	$1,141,037	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of business and nature of operations

EVgo Services LLC (“EVgo Services,” “Predecessor”) builds publicly available and customer-dedicated electric vehicle (“EV”) charging stations capable of charging electric vehicles either via direct current power or alternating current power. It has built, and continues to expand, a national ecosystem of public charging stations and fleet charging solutions. EVgo Services provides electric vehicle charging programs to retail consumers in a variety of options as well as charging services to automotive and fleet customers. Other software services and ancillary services represent a small but growing part of the business as well.

On January 16, 2020 (the “Holdco Merger Date”), EVgo Services and its investors consummated the transactions contemplated pursuant to that certain Agreement and Plan of Merger (“Merger”) with EVgo Holdco, LLC (“EVgo Holdco”), whereby EVgo Services became a wholly-owned subsidiary of EVgo Holdco, resulting in a change in control by the Predecessor. EVgo Holdco, controlled by LS Power Equity Partners IV, L.P. (“LS Power”), had no operations prior to the Merger. The Company elected push-down accounting and all of the Company’s assets and liabilities related to LS Power were remeasured at fair value on the Holdco Merger Date. LS Power was considered to be the accounting acquirer and formed EVgo Holdings, LLC (“EVgo Holdings”) and EVgo Holdco as part of the transaction.

EVgo Inc. (the “Company”, “Successor,” “EVgo”) was incorporated in Delaware on August 4, 2020 under the name “Climate Change Crisis Real Impact I Acquisition Corporation” (“CRIS”). The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2020 and the Company signed an agreement with a syndicate of underwriters to issue 23,000,000 units (the “Units” and, with respect to the shares of Class A Common Stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3. On October 2, 2020 the Company completed the Initial Public Offering. Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at $1.00 per Private Placement Warrant in a private placement to Climate Change Crisis Real Impact I Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $6,600,000.

On July 1, 2021 (the “CRIS Close Date”), the Company consummated the previously announced business combination (the “CRIS Business Combination”), with CRIS, SPAC Sub, EVgo Holdings, EVgo Holdco and EVgo OpCo, LLC (“EVgo OpCo” and together with EVgo Holdings and EVgo Holdco, the “EVgo Parties”) pursuant to that certain Business Combination Agreement, dated January 21, 2021 (the “Business Combination Agreement”). Following the CRIS Close Date, the combined company is organized in an “Up-C” structure in which the business of EVgo HoldCo and its subsidiaries are held by EVgo OpCo and continue to operate through the subsidiaries of EVgo HoldCo, and in which the Company’s only direct assets consist of equity interests in SPAC Sub, which, in turn, holds only common units in EVgo OpCo (EVgo OpCo Units”).

Immediately following the CRIS Close Date, the Company, through SPAC Sub, owned approximately 26.0% of the EVgo OpCo Units. As the sole managing member of EVgo OpCo, SPAC Sub operates and controls all of the business and affairs of EVgo OpCo, and through EVgo OpCo and its subsidiaries, conducts its business. As a result, beginning on July 1, 2021 (the CRIS Close Date), the Company consolidated the financial results of EVgo OpCo and recorded a noncontrolling interest in its consolidated financial statements to reflect the EVgo OpCo Units that are owned by EVgo Holdings after the CRIS Close Date. Immediately following the CRIS Close Date, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing approximately 74.0% of the total outstanding EVgo OpCo Units, and an equal of number of shares of the Company’s Class B common stock.

Each EVgo OpCo Unit, together with one share of Class B common stock, is redeemable, subject to certain conditions, for either one share of Class A common stock, or, at OpCo’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to and in accordance with the terms of the Amended and Restated LLC Agreement of EVgo OpCo dated July 1, 2021 (the “EVgo OpCo A&R LLC Agreement”).

COVID-19

The global outbreak of COVID-19 has resulted in the implementation of numerous actions taken by governments, governmental agencies, multilateral organizations and other entities, in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in worldwide economic activity and extreme volatility in the global financial markets, which have affected new car sales, including EVs, and significantly reduced people’s mobility, and the accompanying demand for charging services. EVgo experienced a significant decline in monthly GWh throughput beginning in March 2020. Between March and July 2020, EVgo deactivated chargers due to decreased usage as a result of COVID-19, experiencing downtime when host sites were closed. As economic activity has resumed and new EV sales have increased, charging revenue for the three months ended September 30, 2021 was higher than the last pre-COVID quarter, the three months ended December 31, 2019, by 40%.

 The COVID-19 pandemic also impacted EVgo’s operations through construction delays and supply chain and shipping constraints. EVgo delayed operational dates of over 400 chargers by six to nine months due to delays in various stages of site planning and construction caused by COVID-19. When governments and businesses shut down in response to shelter in place orders and other similar actions by state and local governments, permitting, inspection and other city and municipal services were suspended or otherwise impacted, and EVgo had reduced access to host sites for construction and on-site survey and design. EVgo also experienced delays in its site host negotiations as hosts devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments (see Note 10), the Company is required to adhere to a construction schedule over specific timeframes. Those timelines were impacted due to delays associated with COVID-19, and it is possible that the ongoing pandemic could continue to impact these timelines in the future.

How COVID-19 will affect EVgo’s future business results is unclear. While the disruption is expected to be temporary, there is considerable uncertainty around the duration and magnitude of this disruption. The Company expects continued significant, negative impacts to its financial position, results of operations and cash flows in 2021 and beyond as charging revenue and regulatory credit sales are expected to decrease significantly due to the disruption. Development and commissioning lead times are expected to be extended as a result of the lockdowns and other measures taken by the state and local governments to mitigate the spread of COVID-19. The extent of the financial impact and duration cannot be reasonably estimated at this time.

Note 2 – Summary of significant accounting policies

Basis of presentation and consolidation

The CRIS Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”), primarily due to the fact that EVgo Holdings continues to control the Company through its ownership of the Class B common stock. As described in Note 1, EVgo Services was acquired by EVgo Holdco on the Holdco Merger Date and EVgo HoldCo was partially acquired by EVgo, through EVgo’s acquisition of EVgo OpCo Units, on the CRIS Close Date. EVgo Services’ condensed consolidated financial statements and notes for the periods presented prior to the Holdco Merger Date are labeled “Predecessor.” The Company’s condensed consolidated financial statements and notes as of and after the Holdco Merger Date are labeled “Successor.”

The condensed consolidated financial statements are unaudited and prepared in accordance with GAAP for interim financial information, as set by the Financial Accounting Standards Board (“FASB”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of EVgo Holdco as of December 31, 2020 and for the year then ended included in the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2021 (the “Super 8-K”).

Change in Presentation of Costs

During the third quarter of 2021, the Company changed its presentation of certain costs, including network platform service fees, certain storage and freight costs, pre-operational rent/license fees, call center expenses and certain costs related to field and customer operations. In previous periods, these costs were included as a component of cost of sales. The Company now presents these costs as a component of general and administrative expenses. Management believes this presentation better reflects the nature of the costs, financial performance of the Company, enables better alignment between revenues and cost of sales and provides more clarity about the changes in cost of sales and general and administrative expenses, resulting in improved financial reporting and comparability and consistency of financial results.

All periods presented have been retrospectively revised to reflect the effects of the change to cost of sales and general and administrative expenses. There was no net impact to loss from operations, net income (loss) attributable to EVgo or net income (loss) per share for any periods presented. The condensed consolidated balance sheets, condensed consolidated statements of equity (deficit), and the condensed consolidated statements of cash flows are not affected by changes in the presentation of certain costs.

The following is a reconciliation for the respective periods:

		General and
		Administrative
(in thousands)	Cost of Sales	Expenses
For the three months ended September 30, 2021
Computed under previous method	$9,054	$19,662
Change in presentation	(1,220)	1,220
As adjusted	$7,834	$20,882

For the three months ended September 30, 2020
Computed under previous method	$6,953	$7,162
Change in presentation	(834)	834
As adjusted	$6,119	$7,996

For the nine months ended September 30, 2021
Computed under previous method	$23,343	$42,983
Change in presentation	(3,244)	3,244
As adjusted	$20,099	$46,227

For the period from January 16, 2020 through September 30, 2020
Previously reported	$18,131	$19,731
Change in presentation	(2,529)	2,529
As adjusted	$15,602	$22,260

For the period from January 1, 2020 through January 15, 2020
Previously reported	$1,136	$1,084
Change in presentation	(163)	163
As adjusted	$973	$1,247

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, charging station depreciable lives, costs associated with asset retirement obligations, the fair value of the share-based compensation, earnout liability, warrant liability and the fair value measurements of assets and liabilities allocated for acquired businesses. Accordingly, the actual results could differ significantly from those estimates.

Concentration of business and credit risk

The Company maintains its cash accounts in a commercial bank. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation up to $250,000. At various times throughout the year, the Company had uninsured balances. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash. The Company mitigates its risk with respect to cash by maintaining its deposits at high-quality financial institutions and monitoring the credit ratings of those institutions.

The Company had accounts receivable with two customers that comprised 50% and two customers that comprised 66% of the Company’s total accounts receivable as of September 30, 2021 and December 31, 2020, respectively. For the nine months ended September 30, 2021 and 2020, one customer represented 12% and two customers represented 23% of total revenue, respectively.

The Company had one major vendor that represented approximately 13%, 10% and 19% of total purchases for the nine months ended September 30, 2021 and 2020 and for the period from January 1, 2020 through January 15, 2020, respectively.

Reclassifications

Certain reclassifications to our previously reported financial information have been made to conform to the current period presentation.

Cash and restricted cash

Cash and restricted cash include cash held in cash depository accounts in major banks in the United States and are stated at cost. The Company does not hold any highly liquid assets that can be considered as cash equivalents. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash.

The Company had unused letters of credit of approximately $0.7 million, as of September 30, 2021, associated with the construction of its charging stations and in connection with one of its operating leases. Cash collateralizing these letters of credit are classified as restricted cash. The Company had no unused letters of credit as of December 31, 2020.

Accounts receivable and allowance for doubtful accounts

The allowance for doubtful accounts was $0.6 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively.

Cloud implementation costs

The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement plus any reasonably certain renewal period. Any capitalized amounts related to such arrangements are recorded within prepaid expense and other current assets and within non-current assets on the consolidated balance sheets.

Property, equipment and software

Property and equipment include charging stations and other technical installations, construction in process and charging equipment. Property, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation for property, equipment and software is computed using the straight-line method over the estimated useful lives of the assets, which are approximately three to five years. Depreciation for charging stations is computed using the straight-line method over seven years. Leasehold improvements are amortized over the shorter of the lease term or ten years. The estimated useful life of charging stations and other assets and asset retirement obligations is seven years. Depreciation is reported net of the amortization of the capital-build liability, as described in Note 6. Following the disposition of an asset, the associated net cost is no longer recognized as an asset, and any gain or loss on the disposition is reflected in general and administrative expenses.

The Company has adopted the provisions of ASC Topic 350-40, Internal-Use Software and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project, the preliminary project stage is completed and when technological feasibility is established. Once a new functionality or improvement is released, the asset is subject to depreciation. Capitalization of costs ceases when the project is substantially complete and ready for its intended use and is amortized using the straight-line method over the estimated useful lives of the assets.

Customer deposits

Customer deposits include prepayments that are refundable. Once deposits are no longer refundable, the Company reclassifies the amounts related to those contracts to deferred revenue. Customer deposits are also comprised of funds that have been received to offset future expenses of the Company for certain marketing expenses reimbursed by customers.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet dates.

Earnout liability

In accordance with ASC 815, Earnout Shares (as defined in Note 3) are recorded as a derivative liability at fair value on the CRIS Close Date, since they are not indexed to the Company’s Class A common stock. They are subsequently remeasured at each reporting date through the change in fair value of earnout liability in the condensed consolidated statements of operations. The estimated fair value of the contingent earnout liability is determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 14), prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current common stock price, expected volatility, risk-free rate, expected term and dividend rate.

Until its settlement, the contingent earnout liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Contingent earnouts involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Share-based compensation

The Company recognizes compensation expense for all awards granted based on the grant date fair value. Compensation expense for awards that vest in increments is recognized based on an accelerated attribution method. The Company has elected to account for forfeitures as they occur.

Sales tax collected from customers

As a part of the Company’s normal course of business, sales taxes are collected from customers. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs net of sales taxes.

Income taxes

EVgo and SPAC Sub are each classified as a corporation for federal income tax purposes and are subject to U.S. federal and state income taxes. EVgo and SPAC Sub report U.S. federal income taxes on a consolidated basis and will be taxed at the prevailing corporate tax rates. EVgo and SPAC Sub include in income, for U.S. federal income tax purposes, their allocable portion of income from “pass-through” entities in which they hold an interest, including EVgo OpCo and its subsidiaries. “Pass-through” entities, such as EVgo OpCo and its subsidiaries, are not subject to U.S. federal and certain state income taxes at the entity level, and instead, the tax liabilities with respect to taxable income are passed through to the members, including the SPAC Sub. As a result, prior to the CRIS Business Combination, EVgo Holdco and its subsidiaries were not subject to U.S. federal income taxes at the entity level.

Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.

ASC Topic 740, Income Taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Tax receivable agreement

In connection with the CRIS Business Combination, we entered into a Tax Receivable Agreement (“Tax Receivable Agreement”) with EVgo Holdings (along with permitted assigns, the “TRA Holders”) and LS Power Equity Advisors, LLC, as agent. The Tax Receivable Agreement generally provides for payment by the Company and SPAC Sub or any of their subsidiaries (other than OpCo and its subsidiaries) (the “Company Group”) to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes or is deemed to realize in certain circumstances) after the CRIS Business Combination as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of the TRA Holders’ OpCo Units pursuant to the CRIS Business Combination or the exercise of the redemption or call rights set forth in the EVgo OpCo A&R LLC Agreement and (ii) imputed interest deemed to be paid by the Company Group as a result of, and additional tax basis arising from, any payments the Company Group makes under the Tax Receivable Agreement. The Company Group will retain the benefit of any remaining net cash savings. If the Company Group elects to terminate the Tax Receivable Agreement early (or it is terminated early due to the Company Group’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), the Company Group is required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any OpCo Units (other than those held by the Company Group or its subsidiaries, other than OpCo) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date).

Amounts payable under the Tax Receivable Agreement are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. In the interim period, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability based on the terms in the Tax Receivable Agreement.

Warrant liability

The Company accounts for its issued and outstanding warrants (such warrants, as described in Note 8, the “Warrants”) in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the redeemable warrants sold as part of the units in the Company, which consisted of one share of Class A common stock and one half of one redeemable warrant of the Company (the “Units”), in the Company’s IPO (“Public Warrants”) has been estimated using the Public Warrants’ quoted market price at September 30, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model for initial and subsequent measurements.

Newly adopted accounting standards

In January 2017, the FASB issued ASU 2017-04, Goodwill and Other, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The Company adopted ASU 2017-04 effective January 1, 2021. This guidance only impacts the Company’s consolidated financial statements if there is a future impairment of goodwill.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”) to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company adopted ASU 2018-15 as of January 1, 2021 and it did not have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The Company adopted ASU 2019-12 in July 1, 2021 and it did not have a material impact on its condensed consolidated financial statements.

Recently issued accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC Topic 842, Leases (“ASC 842”). ASC 842 is effective for the Company’s fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The ASU will require lessees to report most leases as assets and liabilities on the balance sheet. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13”). The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC Topic 326, Financial Instruments – Credit Losses. The ASU is effective for the Company’s annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”) when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The amendment is effective for the Company from fiscal years ending after December 31, 2020 and interim periods ending after December 31, 2021 for smaller reporting companies. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard, but does not expect it to have a material impact on the Company’s financial statements or disclosures.

Note 3 – CRIS Business Combination

CRIS was formed on August 4, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more climate focused businesses. On January 21, 2021, EVgo Parties and CRIS entered into the Business Combination Agreement for EVgo HoldCo and its subsidiaries to become partially owned by a publicly listed company, with the combined company organized in an “Up-C” structure. Completion of the proposed transaction was subject to customary closing conditions, including the approval of the stockholders of CRIS.

On the CRIS Close Date, the Company consummated the previously announced CRIS Business Combination. CRIS was the legal acquirer of a certain portion of EVgo OpCo and its subsidiaries and consideration received by EVgo Holdings in connection with the CRIS Business Combination consisted of shares of Class B common stock and EVgo OpCo Units and the rights under the Tax Receivable Agreement.

The CRIS Business Combination was accounted for as a reverse recapitalization recorded at historical carrying values with no goodwill or intangible assets acquired recognized. The shares and net loss per share available to holders of the Company’s common stock, prior to the CRIS Business Combination, were adjusted as shares reflecting the exchange ratio established in the Business Combination Agreement. As a result of the CRIS Business Combination, the post-business combination company is organized in an “Up-C” structure and the post-business combination company’s status changed from a “blank-check” company to a “smaller reporting company.” Following the CRIS Business Combination, the post-business combination company changed the corporate name from “Climate Change Crisis Real Impact I Acquisition Corporation” to “EVgo Inc.” The Class A common stock and warrants of the combined company, EVgo, began trading on the Nasdaq Stock Market on July 2, 2021 under the symbols “EVGO” and “EVGOW,” respectively.

In connection with the execution of the Business Combination Agreement, on January 21, 2021, CRIS entered into separate Subscription Agreements with certain investors (“PIPE Investors”), whereby it issued 40,000,000 shares of Class A common stock at $10.00 per share (“PIPE shares”) for an aggregate purchase price of $400.0 million, in a private placement (the “PIPE”). EVgo Services’ note payable – related party, including accrued interest, was also converted into equity, which was approximately $59.6 million on July 1, 2021. Upon completion of the CRIS Business Combination, the voting interests, as of July 1, 2021, in the Company were as follows:

	Shares	%
Stockholder
EVgo Holdings (LS Power)[1]	195,800,000	74%
CRIS's Class A stockholders	22,986,770	9%
PIPE Investors	40,000,000	15%
CRIS's converted founder shares	5,750,000	2%
Closing Class A and B shares	264,536,770	100%

1 Represents shares of Class B common stock. LS Power owns all of the outstanding voting interests in EVgo Holdings and as a result, controls the vote with respect to all matters presented to stockholders following the CRIS Business Combination.

In addition to the shares, CRIS issued Private Placement Warrants and Public Warrants to purchase shares of Class A common stock in connection with its initial public offering, which remained outstanding following the closing of the CRIS Business Combination. An aggregate of 18,100,000 warrants to acquire shares of Class A common stock are outstanding, which are comprised of 6,600,000 Private Placement Warrants and 11,500,000 Public Warrants. Each warrant is exercisable for one share of Class A common stock at $11.50 per share. The fair value of these warrants as of July 1, 2021 was $79.6 million.

The table below summarizes the net cash received by EVgo upon the closing of the CRIS Business Combination, net of transactions costs and redemptions:

(in thousands)
Gross proceeds from PIPE	$400,000
Gross proceeds from CRIS	230,180
Less transaction costs	(57,907)
Less redemptions	(132)
$572,141

In connection with the CRIS Business Combination, certain initial stockholders of CRIS entered into the Sponsor Agreement that provides for certain transfer restrictions and forfeiture provisions, among other things. Pursuant to the Sponsor Agreement, the initial stockholders party thereto are required to forfeit up to 1,437,500 Earnout Shares received upon conversion of shares of Class B common stock of CRIS held by such stockholders at closing of the CRIS Business Combination if certain events do not occur. The estimated fair value of the 1,437,500 Earnout Shares issued and outstanding upon closing was $18.3 million and was accounted for as a derivative liability (see Note 14).

In connection with the CRIS Business Combination, there were direct and incremental costs incurred of approximately $57.9 million, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The $57.9 million includes $8.1 million in deferred underwriting fees of CRIS that were incurred prior to close and paid out as part of the CRIS Business Combination.

Other incremental costs of approximately $3.5 million were also incurred and expensed by the Company during the nine months ended September 30, 2021, primarily related to advisory, legal, accounting fees, and other professional services in conjunction with the CRIS Business Combination, which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 4 – Business acquisition

On July 9, 2021 (the “Recargo Acquisition Date”), the Company entered into a Stock Purchase Agreement (the “Recargo Agreement”) to acquire 100% of the outstanding common stock of Recargo Inc. (“Recargo”). Recargo operates as a cloud-based data solutions provider in the electric vehicle sector and generates revenue through a variety of services that leverage its user base and its generated data. The Company believes that the acquisition of Recargo will allow it to expand its revenue base and will result in certain synergies within its operations.

The Company accounted for the acquisition of Recargo as a business combination under ASC 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. The total purchase price was approximately $25.0 million, as defined in the Recargo Agreement, none of which are contingent upon future financial results.

The table below summarizes the preliminary allocation of the estimated fair value of the assets acquired and liabilities assumed by the Company on the Recargo Acquisition Date, including resulting goodwill. This allocation may be adjusted as the Company finalizes fair value estimates and such adjustments may be material. Goodwill of approximately $8.9 million was recorded as a result of the Recargo acquisition and reflects assets not separately identifiable under ASC 805. Goodwill is expected to be amortizable for U.S. federal income tax purposes.

The Company determined the fair values of the assets acquired and liabilities assumed with the assistance of a third-party valuation firm. Intangible assets recorded on the Recargo Acquisition Date include user base, trade name and technology of $11.0 million, $1.1 million, and $2.2 million, respectively. The fair values of the intangible assets were determined based on a discounted cash flow model using the with-or-without method for user base, and the relief-from-royalty method for trade name and technology. Each of these methods is a form of the income approach. These methods incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates. The fair values of the property, plant and equipment were determined using the cost approach. This approach involves adjusting the historical cost basis of the assets in the fixed asset register for inflation, and then deducting for various forms of obsolescence.

For the remaining assets and liabilities, the cost method was used to determine their respective fair values. The fair value of accounts receivable, consisting of customer receivables, approximated the carrying value, which was equal to the gross contractual amounts receivable because no portion of such contractual amounts was expected to be uncollectible.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Recargo Acquisition Date:

Acquisition Date
(in thousands)	Fair Value
Assets
Current assets
Cash	$1,943
Accounts receivable	605
Prepaid expenses and other current assets	76
Total current assets	2,624
Long-term assets
Restricted cash	300
Property and equipment	678
Intangible assets	14,300
Other assets	70
Total assets	17,972
Liabilities
Current liabilities
Accounts payable	84
Accrued expenses	769
Deferred revenue, current	543
Total current liabilities	1,396
Long-term liabilities
Capital-build liability	479
Asset retirement obligations	31
Total liabilities	1,908
Net assets acquired	16,064
Consideration paid	25,005
Goodwill recognized	$8,941

The following unaudited pro forma financial information presents consolidated revenue and net income (loss) for the periods indicated as if the Recargo acquisition had occurred on January 1, 2020:

	Successor				Predecessor
	Three	Three	Nine	January 16,	January 1,
	Months Ended	Months Ended	Months Ended	2020 through	2020 through
	September 30,	September 30,	September 30,	September 30,	January 15,
(in thousands)	2021	2020	2021	2020	2020
Pro forma revenue	$6,322	$3,786	$16,031	$9,364	$1,552
Pro forma net income (loss)	$23,738	$(9,013)	$(14,488)	$(36,986)	$(715)

The above unaudited pro forma results have been calculated by combining the historical results of the Company and Recargo, as if the acquisition had occurred as of the beginning of the earliest period presented in the Company’s consolidated financial statements, and exclude the impact of acquisition-related expenses. The pro forma table above also includes estimates for additional depreciation, amortization and accretion related to the fair values of property, plant and equipment, intangible assets, capital build liability, and asset retirement obligations that were included as the basis of those assets acquired and liabilities assumed in the business acquisition. Pro forma earnings for the three and nine months ended September 30, 2021 were adjusted to exclude acquisition-related costs incurred in those periods. No other material pro forma adjustments were deemed necessary. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

For the period from the Recargo Acquisition Date of July 9, 2021 through September 30, 2021, revenue from Recargo totaling approximately $0.6 million and net loss from Recargo of $1.4 million are included in the consolidated statements of operations for the three and nine months ended September 30, 2021. The condensed consolidated statements of operations for the three and nine months ended September 30, 2021 include approximately $0.5 million and $0.7 million of acquisition-related expenses in general and administrative expense, respectively.

Note 5 – Revenue recognition

Disaggregation of revenue

	Successor				Predecessor
				January 16,	January 1,
	Three	Three	Nine	2020	2020
	Months Ended	Months Ended	Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	January 15,
(in thousands)	2021	2020	2021	2020	2020
Revenue
Charging revenue, retail	$3,203	$1,592	$7,505	$3,891	$283
Charging revenue, OEM	151	219	633	973	80
Charging revenue, fleet	688	420	1,725	1,066	65
Network revenue, OEM	351	84	1,158	289	9
Ancillary revenue	1,104	497	2,147	937	99
Regulatory credit sales	684	760	1,927	1,699	990
Total revenue	$6,181	$3,572	$15,095	$8,855	$1,526

Contract balances

Contract assets were approximately $0.1 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively. The following table provides the activity of the contract liabilities recognized during the following periods:

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Nine Months Ended	through	through
	September 30,	December 31,	January 15,
(in thousands)	2021	2020	2020
Beginning balance	$12,028	$9,091	$9,137
Additions	29,377	5,825	65
Recognized in revenue	(2,895)	(2,285)	(106)
Marketing activities	(338)	(603)	(5)
Ending balance	$38,172	$12,028	$9,091

Note 6 – Long-lived assets

Property, equipment and software, net, consisted of the following as of:

	September 30,	December 31,
(in thousands)	2021	2020
Construction in process	$21,847	$10,437
Charging equipment	9,155	3,042
Charging stations and other technical installations	96,124	68,872
Software	4,467	—
Office equipment and vehicles	764	457
	132,357	82,808
Less accumulated depreciation and amortization	(22,347)	(11,542)
Total property, equipment and software, net	$110,010	$71,266

Depreciation and amortization expense for the following periods were:

	Successor				Predecessor
				January 16,	January 1,
	Three	Three	Nine	2020	2020
	Months Ended	Months Ended	Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	January 15,
(in thousands)	2021	2020	2021	2020	2020
Depreciation and amortization of property, equipment and software in:
Cost of sales	$4,048	$3,334	$10,829	$8,421	$498
Operating expenses	59	18	136	47	3
Amortization of capital-build liability in cost of sales	(1,028)	(683)	(2,657)	$(1,718)	$(200)
	$3,079	$2,669	$8,308	$6,750	$301

Intangible assets, net, consisted of the following as of:

	September 30, 2021
				Remaining
				weighted
	Gross		Net	average
	carrying	Accumulated	carrying	amortization
(in thousands)	amount	amortization	value	period
Trade name	$5,000	$(461)	$4,539	13.3 years
Host relationships	41,500	(5,913)	35,587	10.3 years
Customer relationships	19,000	(6,984)	12,016	3.0 years
Developed technology	14,000	(1,511)	12,489	11.7 years
User base	11,000	(620)	10,380	3.8 years
	$90,500	$(15,489)	$75,011

Amortization of intangible assets was $3.0 million, $2.1 million, $7.2 million, $6.1 million, and a de minimis amount for the three months ended September 30, 2021 and 2020, the nine months ended September 30, 2021, the period from January 16, 2020 through September 30, 2020 and the period from January 1, 2020 through January 15, 2020, respectively.

Note 7 – Asset retirement obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations, and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an annual basis, or more frequently if deemed necessary. Accretion expense was $0.4 million, $1.1 million, $0.3 million, $0.8 million, and a de minimis amount for the three and nine months ended September 30, 2021, the three months ended September 30, 2020, the period from January 16, 2020 through September 30, 2020, and the period from January 1, 2020 through January 15, 2020, respectively.

Note 8 – Note payable, related party

On January 16, 2020, EVgo Services entered into the Secured Demand Grid Promissory Note (“Demand Note”) with EVgo Holdings whereby EVgo Services funds the operations of EVgo Holdco with loans upon request at an interest rate of the Federal Reserve discount rate plus 7.25% (compounded annually) with a maturity date of January 16, 2027. The Demand Note was secured by the assets of EVgo Holdco and did not have a stated credit limit. There was a de minimis amount of interest incurred for the three months ended September 30, 2021 and the period from January 1, 2020 through January 15, 2020. Interest expense incurred was $1.9 million, $0.4 million, and $0.8 million during the nine months ended September 30, 2021, the three months ended September 30, 2020 and the period from January 16, 2020 through September 30, 2020. On July 1, 2021, the outstanding balance of the note, including accrued interest, was converted to equity of EVgo Services, which was contributed by EVgo Holdings to EVgo Holdco immediately thereafter (see Note 3).

Note 9 – Other expense (income), including related party

Other income, related party, consists of capital-build funding received from NRG Energy, Inc. (“NRG”) and the New Energy and Industrial Technology Development Organization (“NEDO”). For more information, please refer to the audited consolidated financial statements of EVgo Holdco as of December 31, 2020 and for the year then ended included in the Proxy Statement. For the following periods, other (expense) income, net, and other income, related party, consisted of the following:

	Successor				Predecessor
				January 16,	January 1,
	Three	Three	Nine	2020	2020
	Months Ended	Months Ended	Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	January 15,
(in thousands)	2021	2020	2021	2020	2020
Other (expense) income, net
NRG	$—	$1,998	$—	$5,591	$—
NEDO	—	49	88	323	—
Other expenses, net	(143)	(128)	(34)	(119)	—
Gain on marketable securities	—	—	435	—	—
Contingent liability	—	3,978	—	3,978
	$(143)	$5,897	$489	$9,773	$—

Other income, related party
LS Power	$—	$54	$—	$54	$—
NRG	—	—	—	—	315
NEDO	—	—	—	—	27
	$—	$54	$—	$54	$342

The capital build activity for the nine months ended September 30, 2021 was as follows:

Successor
Nine
Months Ended
September 30,
(in thousands)	2021
Capital-build liability, beginning balance	$17,388
Increase in capital build liability	4,707
Reduction in depreciation expense	(2,657)
Capital-build liability, ending balance	$19,438

Note 10 – Commitments and contingencies

Nissan agreements

The Company has two program services agreements in place with Nissan North America, Inc. (“Nissan”). Under the terms of the agreement dated July 3, 2014 by and among EVgo Services and Nissan (the “Nissan Agreement”), purchasers or lessees of Nissan LEAF electric vehicles in certain markets can receive charging services at an EVgo station or a participating third-party charging station. Pursuant to the Nissan Agreement, the Company was required to support, maintain and make available at least 850 chargers through July 7, 2021. The Company fulfilled all build, support and maintenance obligations under the Nissan Agreement.

On June 13, 2019, the Company and Nissan entered into a professional services agreement (the “Nissan 2.0 Agreement”). The Nissan 2.0 Agreement includes a capital-build program requiring the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a Build Schedule (defined below). Under the terms of the Nissan 2.0 Agreement, the Company is required to adhere to a schedule that outlines the build timelines for the chargers to be constructed (“Build Schedule”) as negotiated at the beginning of each year. Due to the extenuating circumstances of the COVID-19 pandemic, the Company and Nissan have extended and revised the annual build schedule deadline such that to avoid penalties, all chargers for each program year must be installed by August 31. Furthermore, the parties waived penalties for installation delays in program year one.

The contract is accounted for under ASC 606, which includes performance obligations related to memberships, charging credits and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606. Nissan has the right to terminate the Nissan 2.0 Agreement, without penalty or obligation of any kind, upon thirty days’ written notice if it is unable to secure funding to make payments required under the Nissan 2.0 Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. As of September 30, 2021, Nissan has not given the Company any indication that it will be unable to secure funding to meet its payment obligations under the Nissan 2.0 Agreement. If Nissan terminates the Nissan 2.0 Agreement due to a lack of funding, the Company will still be required to do the following: (i) meet charger installation milestones through the date of termination; (ii) provide an aggregate of $1.6 million in joint marketing activities; and (iii) provide $4.8 million worth of charging credits that shall continue to be administered.

Pursuant to the Nissan 2.0 Agreement, as modified by the aforementioned extension and other amendments, EVgo is required to install an aggregate of 210 chargers by February 29, 2024 at a number of sites to be mutually agreed within each build schedule. In program year two, EVgo is required to install 58 chargers by August 31, 2022 in accordance with the current program year two build schedule. If the Company fails to meet its future builds schedule obligations, Nissan may invoke a penalty of up to $35,000 per delayed site beyond a designated cure period, up to 67 sites, which would result in adjustment to the consideration received for the Company’s performance obligations under the Nissan 2.0 Agreement.

GM Agreement

Pursuant to an agreement with GM dated July 20, 2020 by and among EVgo Services and GM as amended pursuant to an amendment agreement dated November 2, 2021 in order to adjust stall installation targets and expand the overall number of chargers to be installed by EVgo Services (the “GM Agreement”), EVgo is required to meet certain quarterly milestones measured by the number of stalls installed, and GM is required to make certain payments based on stalls installed. Under the GM Agreement, EVgo is required to install a total of 3,250 stalls by December 31, 2025, approximately 72% of which are required to be installed by December 31, 2023. The GM Agreement calls for a year-over-year increase in annual stall additions in each of the next two years before the installation run rate declines post 2023. Meeting these milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commission or aspects of installation of the stalls EVgo is obligated to develop. In addition, EVgo is required to maintain network availability (i.e. the percentage of time a charger is operational and available on the network) of at least 93%.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly stall-installation milestones or fails to maintain the specified level of network availability. If GM terminates the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM of up to $15.0 million. As of November 1, 2021, there are approximately 1,900 stalls that have already been approved by GM of which approximately 1,700 stalls that are already in the Active Engineering & Construction Pipeline stages. During the three months ended March 31, 2021, the Company received a $20.0 million payment from its contract with GM, which has been recorded as deferred revenue. As of September 30, 2021, the Company was not in default with any of the requirements of the GM Agreement.

Registration and stockholder rights

Pursuant to a registration and stockholder rights agreement entered into on September 29, 2020, the holders of the shares of the Company’s 5,750,000 Class B common stock purchased by CRIS’s sponsor, Climate Change Crisis Real Impact I Acquisition Holdings, LLC, a Delaware limited liability company (the “Sponsor”) on August 10, 2020 (the “Founder Shares”) and the Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and upon conversion of the Founder shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder shares, only after conversion to shares of Class A common stock). Any holder of at least 20% of the outstanding registrable securities owned by the holders are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear certain expenses incurred in connection with the filing of any such registration statements.

In connection with the CRIS Close Date on July 1, 2021, the Company, the Sponsor and the other initial stockholders terminated the existing registration rights agreement and entered into the Registration Rights Agreement with EVgo Holdings (together with the Sponsor, the other initial stockholders and any person or entity who becomes a party to the Registration Rights Agreement, the “Holders”) that grant certain resale registration rights with respect to (a) the Private Placement Warrants (including any shares of Class A common stock issued or issuable upon the exercise of any Private Placement Warrants), (b) shares of Class A common stock issued or issuable upon conversion of any founder shares, (c) any outstanding shares of Class A common stock held by a Holder as of the date of the Registration Rights Agreement, (d) any shares of Class A common stock issued or issuable upon exchange of OpCo Units and shares of Class B common stock held by a Holder as of the date of the Registration Rights Agreement, and (e) any other equity security of the Company issued or issuable with respect to any such shares of Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization (collectively, the “Registrable Securities”), subject to the terms and conditions set forth in the Registration Rights Agreement.

Pursuant to the Registration Rights Agreement, the Company filed with the SEC within 15 business days after the CRIS Close Date a registration statement registering the resale of the Registrable Securities permitted to be registered for resale from time to time pursuant to the applicable rules and regulations under the Securities Act. Such registration statement was initially filed on July 20, 2021 and declared effective on July 30, 2021. The Company used its reasonable best efforts to cause the registration statement to become effective and will continue to use its reasonable best efforts to cause it to remain effective, in accordance with the Registration Rights Agreement. Additionally, the Company agreed that, as soon as reasonably practicable after the Company is eligible to register the Holders’ securities on a registration statement on Form S-3, the Company will file a new registration statement with the SEC (at the Company’s sole cost and expense) and the Company will use its reasonable best efforts to cause such new registration statement to become effective and remain effective, in accordance with the Registration Rights Agreement. The Registration Rights Agreement also provides the Holders with certain customary demand and piggyback registration rights.

Other obligations

In the ordinary course of our business, the Company may be subject to lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes or employment, health and safety matters. Although the outcome of any potential future litigation is uncertain, the Company believes it has adequate insurance coverage in the event of any future litigation or disputes.

On December 17, 2020, SAF Partners II, LLC and EV Holdings Investments, LLC (collectively, the “SAF Parties”) filed a complaint against EVgo HoldCo in the State of Delaware Court of Chancery for $5 million regarding certain deferred contingent compensation contemplated by the Merger as of December 19, 2019, by and among EVgo HoldCo and certain of the SAF Parties. The SAF Parties are EVgo Services’ predecessor stockholders. Pursuant to an agreement between EVgo Holdings and EVgo HoldCo, EVgo Holdings will indemnify EVgo HoldCo for losses of up to $7 million (including legal costs) related to the contingent compensation claim. Management believes that the claims are without merit and intends to defend itself vigorously. No provision has been made for this claim because the Company believes that it is remote that a liability had been incurred as of September 30, 2021. However, there can be no assurances as to the outcome of the dispute, and whether it might result in a loss that exceeds the indemnity. Legal costs related to loss contingencies are recognized when incurred.

Although the Company is not currently facing other pending or threatened litigation, future events or circumstances, currently unknown to management, may potentially have a material effect on its financial position, liquidity or results of operations in any future reporting period.

Note 11 – Related party transactions

Payables to related parties

As of September 30, 2021 and December 31, 2020, the Company has payables due to entities controlled by LS Power for services rendered and repayment of operating expenses paid on its behalf totaling $1.4 million and $0.1 million, respectively. The Company recorded approximately $1.3 million, $0.2 million and $0.3 million for consulting and corporate development services rendered by entities controlled by LS Power for the nine months ended September 30, 2021 the three months ended September 30, 2020, and for the period from January 16, 2020 through September 30, 2020, respectively. The costs incurred after the CRIS Close Date through September 30, 2021 were de minimis.

Note payable, related party

The Company had an outstanding note payable with EVgo Holdings that was converted to equity on the CRIS Close Date (see Notes 3 and 8).

Related party revenue

The Company entered into various agreements to facilitate the purchase and sale of California Low Carbon Fuel Standard Credits (“LCFS”) through a subsidiary of LS Power at prevailing market levels after the HoldCo Merger Date. There was no related party regulatory credit income recognized during the three months ended September 30, 2021. For the nine months ended September 30, 2021, three months ended September 30, 2020 and period from January 16, 2020 through September 30, 2020, regulatory credit income recognized through the LCFS trading program with LS Power’s subsidiary totaled $0.6 million, $0.8 million and $0.8 million, respectively.

Approximately $0.1 million of original equipment manufacturer (“OEM”) charging and ancillary revenue was earned from Nissan Motor Co., Ltd. (“Nissan”), which was a related party through the HoldCo Merger Date, for the period from January 1, 2020 through January 15, 2020.

Note 12 – Fair value measurements

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

There were no earnout or warrant liabilities as of December 31, 2020. The following table presents information about the Company’s liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
(in thousands)	Level	2021
Earnout liability	3	$3,730
Warrant liability – Public Warrants	1	$20,127
Warrant liability – Private Placement Warrants	3	$13,511

The Warrants are accounted for as liabilities in accordance with ASC 815 and are presented as warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the unaudited condensed consolidated statements of operations. The Private Placement Warrants were valued using a Monte Carlo simulation methodology. The close price of the Public Warrants price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant and earnout liabilities during the nine months ended September 30, 2021:

	Warrant	Earnout
(in thousands)	Liability	Liability
Fair value as of December 31, 2020	$—	$—
Liability recognized due to the CRIS Business Combination	79,584	18,278
Liability settled through equity	—	(10,853)
Change in fair value of liability	(45,946)	(3,695)
Fair value as of September 30, 2021	$33,638	$3,730

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2021.

Note 13 – Warrant liability

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of an Initial Business Combination. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. As of September 30, 2021, there were 11,500,000 Public Warrants and 6,600,000 Private Placement Warrants outstanding.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Company’s Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause such registration statement to become effective within 60 business days after the closing of an Initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if shares of the Class A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Such registration statement was initially filed on July 20, 2021 and declared effective on July 30, 2021.

Redemption of Warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants (except as described herein with respect to the Private Placement Warrants):

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-

trading day period ending three trading days before the Company sends to the notice of redemption to the warrant holders (“Reference Value”) equals or exceeds $18.00 per share (as adjusted).

Redemption of Warrants when the price per Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●in whole and not in part;
●at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the fair market value of the Class A common stock;

●if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and
●if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 10).

Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under the provisions describing the Redemption of warrants for Class A common stock). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Assumptions used in the valuations of the Private Placement Warrant liability are as follows:

	September 30,	July 1,
	2021	2021
Stock price	$8.15	$14.36
Risk-free interest rate	0.94%	0.89%
Expected term (years)	4.75 years	5.00 years
Expected volatility	63%	64%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

Note 14 – Earnout liability

The Earnout Shares will be subject to potential forfeiture by their holders if the volume-weighted average price (“VWAP”) of the shares does not equal or exceed the following prices for any 20 trading days within any 30-trading day period within the five years following the closing of the CRIS Business Combination:

●For 718,750 Earnout Shares, a VWAP of at least $12.50 (the “$12.50 Triggering Event”)
●For 718,750 Earnout Shares, a VWAP of at least $15.00 (the “$15.00 Triggering Event”)

Upon the closing of the CRIS Business Combination, the contingent obligation related to the Earnout Shares was accounted for as a liability because the triggering events that determine the number of Earnout Shares earned include events that are not solely indexed to the Company’s common stock. The estimated fair value of the 1,437,500 Earnout Shares issued and outstanding at the closing of the CRIS Business Combination on July 1, 2021 was approximately $18.3 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.

On July 2, 2021, the $12.50 Triggering Event occurred and, as a result, 718,750 Earnout Shares valued at $10.9 million were deemed to be earned and reclassified into equity on that date. The estimated fair value of the earnout liability related to the 718,750 Earnout Shares subject to the $15.00 Triggering Event originally valued at $8.8 million was remeasured to $3.7 million at September 30, 2021. The change in fair value of the earnout liability resulted in a gain of

$3.7 million recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 (see Note 12).

Assumptions used in the valuations of the earnout liability are as follows:

	September 30,	July 1,
	2021	2021
Stock price	$8.15	$14.36
Expected volatility	63%	64%
Risk-free interest rate	0.2%	0.1%
Expected term (years)	1.4 years	0.8 years
Dividend rate	—%	—%

Note 15 – Income taxes

Our provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. For the three and nine months ended September 30, 2021 and 2020, our provision for income taxes and effective tax rates were deemed to be de minimis. Our effective tax rate differed from the statutory tax rate primarily due to permanent differences related to the fair valuation of the earnout and warrant liabilities and share-based compensation, offset by a full valuation allowance against our net deferred tax assets.

As of September 30, 2021, the Company had a full valuation allowance against its net deferred tax assets. The Company had no deferred tax assets or liabilities as of December 31, 2020. In addition, there were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020.

Note 16 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

Class A Common Stock — The Company is authorized to issue 1,200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.

Class B Common Stock — The Company is authorized to issue 400,000,000 shares of Class B common stock, which is a voting, non-economic class of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. Prior to the CRIS Business Combination, only holders of shares of Class B common stock of CRIS had the right to vote on the election of directors.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law. The 5,750,000 shares of Class B common stock of CRIS held by the founders of CRIS prior to the CRIS Business Combination automatically converted into shares of Class A common stock on a one-for-one basis.

The holders of shares of Class B common stock generally have the right to cause EVgo OpCo to redeem all or a portion of their EVgo OpCo Units together with a corresponding number of shares of Class B common stock in exchange for, at EVgo OpCo’s election, a corresponding number of shares of Class A common stock or an approximately equivalent amount of cash as determined pursuant to the terms of the EVgo OpCo A&R LLC Agreement. Upon the future exchange of EVgo OpCo Units held by any holder of shares of Class B common stock, a corresponding number of shares of Class B common stock held by such holder of OpCo Units will be cancelled. Shares of Class B common stock can only be transferred with their corresponding EVgo OpCo Units in accordance with the EVgo OpCo A&R LLC Agreement.

Upon the closing of the CRIS Business Combination, Holdings received 195,800,000 shares of Class B common stock, together with 195,800,000 EVgo OpCo Units (see Note 19 for additional information).

Note 17 – Earnings per share

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s unvested Earnout Shares are considered participating securities because they are legally issued at the grant date and holders have a non-forfeitable right to receive dividends.

Basic EPS is generally calculated by dividing net income/loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is generally calculated by dividing net income/loss attributable to common stockholders adjusted for the effects of any dilutive securities by the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities. During loss periods, diluted loss per share is based on the weighted average number of common shares outstanding (basic), because the inclusion of common stock equivalents would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
(in thousands, except per share data)	2021	2021
Numerator
Net income (loss)	$23,591	$(11,441)
Less: net income (loss) attributable to noncontrolling interest	17,461	$(17,571)
Net income attributable to Class A common stockholders	6,130	6,130
Less: net income attributable to participating securities	64	64
Net income attributable to Class A common stockholders – basic and diluted	$6,066	$6,066

Denominator
Weighted average common stock outstanding	68,737	68,737
Less: weighted average unvested earnout shares outstanding	(719)	(719)
Weighted average common stock outstanding – basic and diluted	68,018	68,018

Net income per share – basic and diluted	$0.09	$0.09

Prior to the consummation of the CRIS Business Combination, EVgo OpCo was wholly owned by EVgo Holdings. In connection with the CRIS Business Combination, EVgo Holdings contributed all of the equity interests in EVgo HoldCo to EVgo OpCo in exchange for 195,800,000 EVgo OpCo Units, the Company contributed all of its assets and 195,800,000 shares of Class B common stock to SPAC Sub, SPAC Sub transferred 195,800,000 shares of Class B common stock and the right to enter into the Tax Receivable Agreement to EVgo Holdings, and SPAC Sub contributed all of its remaining assets to EVgo OpCo in exchange for EVgo OpCo Units equal to the number of shares of Class A common stock outstanding. These equity interests were exchanged for Class B shares at the consummation of the Business Combination. The Class B shares have been evaluated and are excluded from net income per share calculations as they do not participate in earnings or loss of the Company. Therefore, retrospective application of the conversion of these ownership interests into shares of Class B common stock would not result in an appropriate or meaningful presentation of EPS. Therefore, the EPS information presented only relates to the periods subsequent to the consummation of the CRIS Business Combination on July 1, 2021 and has not been presented for the three months ended September 30, 2020, the period from January 16, 2020 through September 30, 2020 and the period from January 1, 2020 through January 15, 2020.

The Company’s potentially dilutive securities consist of the Company’s Public Warrants, Private Placement Warrants, restricted stock units and unvested Earnout Shares. For the periods in which EPS is presented, the following securities were excluded from the computation of diluted EPS since their impact would have been antidilutive:

As of
September 30,
(in thousands)	2021
Public Warrants	11,500
Private Placement Warrants	6,600
Restricted stock units	1,891
19,991

Additionally, 718,750 unvested Earnout Shares (participating securities, as noted above) were excluded from the computation of diluted EPS since their vesting threshold (i.e., the $15.00 Triggering Event) had not yet been met as of September 30, 2021.

d

Note 18 – Restricted stock units

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, the stockholders also approved the board-approved EVgo Inc. 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), effective March 26, 2021 (the “Effective Date”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of September 30, 2021, there were 32,026,909 shares of Class A common stock available for grant.

The 2021 Incentive Plan provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSU”); (vi) vested stock awards; (vii) dividend equivalents; (viii) other stock- or cash-based awards; (ix) cash awards; and (x) substitute awards. Unless earlier terminated by action of the Company’s board of directors, the 2021 Incentive Plan will terminate on the tenth anniversary of the Effective Date.

The fair value of RSUs is based on the closing price of the Company’s Class A Common stock on the grant date. The table below represents the Company’s RSU activity under the 2021 Incentive Plan during the nine months ended September 30, 2021:

		Weighted
		Average
	Number of	Grant Date
(in thousands)	Shares	Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	1,906	22,013
Vested	—	—
Forfeited	(15)	(170)
Outstanding as of September 30, 2021	1,891	$21,843

Total unrecognized stock-based compensation expense related to RSUs was $18.1 million as of September 30, 2021, which will be recognized over a weighted average period of 1.5 years.

The following table sets forth the total stock-based compensation expense related to the Company’s RSUs as well as the equity-based awards granted by the former parent included in the Company’s condensed consolidated statements of operations:

				January 16,	January 1,
	Three	Three	Nine	2020	2020
	Months Ended	Months Ended	Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	January 15,
(in thousands)	2021	2020	2021	2020	2020
Cost of sales	$12	$—	$18	$—	$—
General and administrative	4,270	243	5,275	695	13
Total stock-based compensation expense	$4,282	$243	$5,293	$695	$13

Note 19 – Redeemable noncontrolling interest

Upon completion of the CRIS Business Combination, EVgo Holdings owns, through a series of transactions, 195,800,000 EVgo OpCo Units, representing a 74.0% economic ownership interest in EVgo OpCo, and a corresponding number of shares of Class B common stock, representing a 74.0% voting interest in the Company. EVgo Holdings is entitled to one vote per shares of Class B, but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 16).

The EVgo OpCo Units held by Holdings have been classified as noncontrolling interest in the Company. The cash redemption feature of the EVgo OpCo Units, together with a corresponding number of shares of Class B common stock, at the option of EVgo OpCo is considered outside of the control of the Company. Therefore, in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the EVgo OpCo Units are classified as temporary equity in the Company’s consolidated balance sheet.

The redeemable noncontrolling interest held by EVgo Holdings in EVgo OpCo, through its ownership of EVgo OpCo Units, was initially measured at its carrying amount on the CRIS Close Date. Net income or loss is attributed to the redeemable noncontrolling interest during each reporting period based on its ownership percentage, as appropriate. Subsequent to that, the redeemable noncontrolling interest is measured at its fair value (i.e., based on the Class A stock price) at the end of each reporting period, with the remeasurement amount being no less than the initial carrying amount, as adjusted for the redeemable noncontrolling interest’s share of net income or loss. The offset of any fair value adjustment is recorded to equity, with no impact to net income or loss.

The table below presents the reconciliation of changes in redeemable noncontrolling interest for the period from the CRIS Close Date through September 30, 2021:

(in thousands)
Balance as of July 1, 2021	$—
Noncontrolling interest resulting from the CRIS Business Combination	436,740
Net income attributable to noncontrolling interest for the period	17,461
Equity-based compensation attributable to noncontrolling interest during the period	532
Adjustment to revise noncontrolling interest to its redemption value at period-end	1,141,037
Balance as of September 30, 2021	$1,595,770

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and related notes thereto as of and for the three and nine months ended September 30, 2021 and 2020 included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in the Registration Statement. Factors which could cause such differences are discussed therein. Unless the context otherwise requires, all references in this section to “EVgo” for any period on or before January 15, 2020 refer to “EVgo Services” as the predecessor company, and its consolidated subsidiaries, for the periods after January 15, 2020 through the closing of the CRIS Business Combination refer to “EVgo Holdco” as the successor company and its consolidated subsidiaries and for any period after the closing of the CRIS Business Combination, refer to EVgo Inc. as the successor company and its consolidated subsidiaries.

Overview

EVgo owns and operates the nation’s largest public DC fast-charging network for EVs by number of locations and is the first EV charging network in the United States powered by 100% renewable electricity, through the use of renewable energy credits (RECs). EVgo seeks to locate its charging infrastructure in high traffic, high density, urban, suburban and exurban locations to provide EV drivers of all types with easy access to convenient, reliable high-speed charging. EVgo’s network is currently capable of natively charging (i.e., charging without an adaptor) all EV models and charging standards currently available in the U.S., and serves a wide variety of private retail and fleet customers. Founded in 2010, EVgo has been a leader and innovator in the EV charging space and is well-positioned to continue to capitalize on its sustainable first-mover and first-learner advantages as EV adoption accelerates. To take advantage of the expected rapid growth in North American EVs on the road, EVgo is rapidly expanding its network of owned charging stations, prioritizing development of locations with favorable traffic and utilization characteristics.

EVgo’s primary business is the provision of EV charging services to individual EV drivers, fleet customers, and fleet owners through its owned infrastructure. As the owner of charging infrastructure, EVgo also monetizes regulatory credits generated by its charging activities. EVgo partners with a wide range of automotive OEMs, transportation network companies (“TNCs”), rideshare operators and other channel partners to build chargers in locations important to those partners, acquire EV customers and provide charging services to EV owners and drivers. Additionally, EVgo develops and deploys charging solutions for light-, medium-, and heavy-duty EV fleets and other fleet partners, in which it may retain ownership of the charging infrastructure in exchange for contractual or guaranteed payment streams or may pursue other business models to take advantage of these incremental revenue streams. EVgo is currently piloting and expects to offer its charging as a service (“ChaaS”) solution and additional cloud-based, value-added services to drivers and partners to enhance the customer experience by layering EVgo’s proprietary technology functionality on top of its charging network. These include smart reservations, loyalty and microtargeted advertisement programs, seamless entry to parking garage pay gates, shopping coupons and Autocharge, a technology that allows registered customers to use their vehicles as identification and authorization for fast-charging, thus bypassing the need for separate payment.

EVgo undertakes and manages the siting, development and installation of the charging stations, operates and maintains the stations for use by EV drivers, and typically retains ownership of the chargers. EVgo uses software-enabled functionality of its network to provide remote monitoring and management of the charging stations, to manage all aspects of vehicle charging, backend operations and payment processing, and to convey real-time information on station location, status, charging equipment availability and pricing to EV drivers and partners. EVgo designs its network of fast charging stations to continue to scale with rapid electrification of transportation and meet all major customer use cases and requirements expected in its served markets.

EVgo has established fleet relationships with automotive OEMs such as GM, Tesla, Nissan and BMW; rideshare and other fleets such as Uber and Lyft; site hosts such as Whole Foods, Safeway and Kroger; state governments including California, Virginia, Pennsylvania and Washington; and a wide range of electric utilities. EVgo believes these fleet relationships will facilitate EVgo’s long-term growth at or above the unprecedented rate of growth of the EV market generally over the next several years.

EVgo has multiple channels through which it earns revenue. EVgo’s principal revenue stream is from the provision of charging services for EVs of all types on EVgo’s network. In addition, a variety of business-to-business commercial relationships provide EVgo with revenue or cash payments based on commitments to build new infrastructure, provide guaranteed access to charging, and offer marketing, data and software-driven services. EVgo also earns revenue from the sale of regulatory credits generated through sales of electricity and its operation and ownership of its DCFC network. This combination of revenue streams can drive long-term margin expansion and customer retention.

Specifically, revenue is earned through the following streams:

●	Charging revenue, retail: EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers, and drivers have the choice to charge as members (with monthly fees and reduced per minute pricing or per kWh pricing available in California), through a subscription service or as non-members. Drivers locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system or third-party databases that license charger-location information from EVgo. Additionally, EVgo has established interoperability and roaming agreements with other charging networks allowing EVgo customers to charge seamlessly at non-EVgo stations and allowing non-EVgo customers to utilize EVgo chargers. EVgo believes roaming agreements are an effective avenue to acquire customers, enhance customer experience and accelerate EV adoption. EVgo installs its chargers in parking spaces owned or leased by commercial or public-entity site hosts that desire to provide EV charging services at their respective location. Commercial site hosts include retail centers, offices, medical complexes, airports and convenience stores. EVgo believes its offerings are well aligned with the goals of site hosts, as many commercial businesses increasingly view EV-charging capabilities as essential to attract tenants, employees, customers and visitors, and achieve sustainability goals. Site hosts are generally able to obtain these benefits at no cost when partnering with EVgo, as EVgo is responsible for the installation and operation of chargers located on site hosts’ properties.
●	Charging revenue, OEM: EVgo is a leader in OEM charging programs and has pioneered innovative revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network, to expand EVgo’s network of owned DCFCs and to provide other related services. Other related services currently provided to OEMs by EVgo include data services and digital application services. EVgo views its OEM relationships as a core customer acquisition channel.
●	Charging revenue, fleet: High volume fleet customers, such as TNCs or delivery services, can access EVgo’s charging infrastructure through the EVgo public network or take-or-pay agreements for dedicated stations. Pricing for charging services is negotiated directly between EVgo and the fleet owner based on the business needs and usage patterns of the fleet and can be volumetric-based for public network arrangements or take-or-pay arrangements with minimum fee per stall for dedicated stations arrangement. Typically in these arrangements EVgo contracts with, and bills, the fleet owner directly rather than individual fleet drivers utilizing EVgo chargers. Access to EVgo’s public network allows fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals without needing to directly invest capital in charging infrastructure or incur operating costs associated with charging equipment.
●	In addition to offering access to its public network, EVgo offers dedicated charging solutions to fleets. As part of this offering, EVgo typically builds, owns, and operates charging infrastructure for the exclusive use of a dedicated customer and is currently piloting flexible ownership models, such as its ChaaS offering. EVgo’s dedicated and ChaaS offerings provide a value proposition for fleets who might otherwise feel compelled to procure, install and manage their own Electric Vehicle Service Equipment (“EVSE”). EVgo offers a variety of pricing models for its dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments to EVgo for provision of its services. ChaaS and dedicated charging allow for tailored fleet charging solutions without requiring fleets to directly incur capital expenditures or operating and management costs related to charging EVs. Together, EVgo’s dedicated charging solutions and public fleet charging services provide fleets with a more robust and flexible charging solution.
●	Network revenue, OEM.: Revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations including marketing activities, memberships, reservations and the expiration of unused charging credits. Marketing activities are recognized at a point in time as the services are performed and measurement is based on amounts spent. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.
●	Ancillary revenue: Historically, ancillary revenue has consisted primarily of maintenance services and development and project management revenue, including EVSE installation, networking and operations. EVgo also provides data-driven and technology-driven services to its retail, OEM, fleet, government, and site hosts to best meet their needs. These offerings currently include customization of digital applications and charging data integration. EVgo is currently piloting micro-targeted advertising services, smart charging reservations, loyalty programs, and access to chargers behind parking lot pay gates. EVgo believes the ability to layer ancillary revenue streams on core charging revenues differentiates EVgo and enhances brand loyalty from customers and partners.
●	Regulatory credit sales: As a charging station owner and operator, EVgo earns regulatory credits, such as Low Carbon Fuel Standard and other regulatory credits, in states where such programs are enacted currently, Fast Charging Infrastructure in California and Clean Fuel Standards in Oregon. These credits are generated through charging station operations based on kWh of charging electricity sold. EVgo earns additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.

Recent Developments

COVID-19 outbreak

The global outbreak of COVID-19 has resulted in the implementation of numerous actions taken by governments, governmental agencies, multilateral organizations and other entities in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in worldwide economic activity and extreme volatility in the global financial markets which have affected new car sales, including EVs, and significantly reduced people’s mobility, and the accompanying demand for charging services. EVgo experienced a significant decline in monthly GWh throughput beginning in March 2020. Between March and July 2020, EVgo deactivated chargers due to decreased usage as a result of COVID-19, experiencing downtime when host sites were closed. As economic activity has resumed and new EV sales have increased, charging revenue for the three months ended September 30, 2021 was higher than the last pre-COVID quarter, the three months ended December 31, 2019, by 40%.

The COVID-19 pandemic also impacted EVgo’s operations through construction delays and supply chain and shipping constraints. EVgo delayed operational dates of over 400 chargers by six to nine months due to delays in various stages of site planning and construction caused by COVID-19. When governments and businesses shut down in response to shelter in place orders and other similar actions by state and local governments, permitting, inspection and other city and municipal services were suspended or otherwise impacted, and EVgo had reduced access to host sites for construction and on-site survey and design. EVgo also experienced delays in its site host negotiations as hosts devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments, EVgo is required to adhere to a construction schedule over specific timeframes. Those timelines were impacted due to delays associated with COVID 19, and it is possible that the ongoing pandemic could continue to impact these timelines in the future.

As part of the modified business practices in response to COVID-19, the incremental costs encompassed mainly the purchase of personal protective equipment, a subscription to Go Evo, a COVID-19 employee screening app, and COVID-19 testing expenses, which in total were not material.

How COVID-19 will affect EVgo’s future business results is unclear. While the disruption is expected to be temporary, there is considerable uncertainty around the duration and magnitude of this disruption. The Company expects continued significant, negative impacts to its financial position, results of operations and cash flows in 2021 and beyond as charging revenue and regulatory credit sales are expected to decrease significantly due to the disruption. Development and commissioning lead times are expected to be extended as a result of the lockdowns and other measures taken by the state and local governments to mitigate the spread of COVID 19. The extent of the financial impact and duration cannot be reasonably estimated at this time.

CRIS Business Combination

On January 21, 2021, we, SPAC Sub and EVgo Parties entered into the Business Combination Agreement. On the CRIS Close Date, EVgo Inc. consummated the CRIS Business Combination and pursuant to the Business Combination Agreement:

(i) EVgo Inc. contributed all of its assets to SPAC Sub, including but not limited to (1) funds held in the Trust Account (as defined below), net cash proceeds from the PIPE, any cash held in any working capital or similar account (net of transaction expenses); and (2) 195,800,000 newly issued shares (the “EVgo Holdings Class B Shares”) of its Class B common stock, par value $0.0001 per share (“Class B common stock” and, together with Class A common stock, “Common Stock” and such transaction, the “SPAC Contribution”);

(ii) immediately following the SPAC Contribution, EVgo Holdings contributed to EVgo OpCo all of the issued and outstanding limited liability company interests of EVgo Holdco and, in connection therewith, (1) OpCo as recapitalized as set forth in the amended and restated limited liability company agreement entered into on the CRIS Close Date between the Company, EVgo OpCo, Merger Sub, and EVgo Holdings entered into on July 1, 2021, and (2) EVgo OpCo issued to Holdings 195,800,000 units of EVgo OpCo (“EVgo OpCo Units” and such transactions, the “EVgo Holdings Contribution”);

(iii) immediately following the EVgo Holdings Contribution, SPAC Sub transferred to EVgo Holdings the EVgo Holdings Class B Shares and the right to enter into the Tax Receivable Agreement (as defined below) (such transactions, the “SPAC Sub Transfer”); and

(iv) immediately following the SPAC Sub Transfer, SPAC Sub contributed to EVgo OpCo all of its remaining assets in exchange for the issuance by EVgo OpCo to SPAC Sub of a number of EVgo OpCo Units equal to the number of shares of Class A common stock issued and outstanding after giving effect to the CRIS Business Combination and the PIPE (the “Issued OpCo Units,” such transaction, the “SPAC Sub Contribution” and together with the SPAC Contribution, the EVgo Holdings Contribution and the SPAC Sub Transfer, the “Transactions”).

In connection with the CRIS Business Combination, the members of EVgo OpCo entered into the EVgo OpCo A&R LLC Agreement. The EVgo OpCo A&R LLC Agreement, among other things, admitted SPAC Sub as the sole managing member of EVgo OpCo. In accordance with the terms of the EVgo OpCo A&R LLC Agreement, the holders of EVgo OpCo Units generally have the right, subject to certain limitations, to redeem one EVgo OpCo Unit, together with one share of Class B common stock, for either one share of Class A common stock, or, at EVgo OpCo’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to and in accordance with the terms of the EVgo OpCo A&R LLC Agreement To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt instruments, the EVgo OpCo A&R LLC Agreement requires EVgo OpCo to make pro rata cash distributions to all holders of EVgo OpCo Units, including SPAC Sub, in an amount sufficient to allow SPAC Sub and EVgo Inc. to pay its taxes and to make payments under the Tax Receivable Agreement. In addition, the EVgo OpCo A&R LLC Agreement will require EVgo OpCo to make non-pro rata payments to SPAC Sub to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the EVgo OpCo A&R LLC Agreement. See “Agreements Related to the Business Combination—Tax Receivable Agreement’’ in the Registration Statement.

At Closing, CRIS, SPAC Sub, EVgo Holdings and LS Power Equity Advisors, LLC, as agent, entered into the Tax Receivable Agreement. The Tax Receivable Agreement generally provides for the payment by the Company Group to TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company Group actually realizes (or is deemed to realize in certain circumstances) in periods after the CRIS Business Combination as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such holder’s EVgo OpCo Units pursuant to the CRIS Business Combination or the exercise of the redemption or call rights set forth in the OpCo A&R LLC Agreement and (ii) imputed interest deemed to be paid by the Company Group as a result of, and additional tax basis arising from, any payments the Company Group makes under the Tax Receivable Agreement. The Company Group will retain the benefit any remaining net cash savings. If the Company Group elects to terminate the Tax Receivable Agreement early (or it is terminated early due to the Company Group’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), the Company Group is required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement).

CRIS PIPE ONE, LLC purchased 500,000 shares of Class A common stock in the PIPE for a total purchase price of $5,000,000. Ms. Comstock, a member of EVgo Inc.’s board of directors, is an investor in CRIS PIPE ONE, LLC. In addition, the PIMCO private funds or their affiliates purchased 5,000,000 shares of Class A common stock in the PIPE for a total purchase price of $50,000,000. The PIPE financing was consummated concurrently with the closing of the CRIS Business Combination. The purpose of the PIPE is to raise additional capital for use by EVgo following the closing of the CRIS Business Combination.

The shares of Class B common stock of CRIS automatically converted into shares of Class A common stock at the time of the CRIS Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities were issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of an Initial Business Combination, the ratio at which shares of Class B common stock of CRIS converted into shares of Class A common stock were adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock of CRIS equaled, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all shares of common stock outstanding upon completion of the Initial Public Offering, plus (ii) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the CRIS Business Combination (excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in the CRIS Business Combination, and any private placement equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Following the CRIS Business Combination, CRIS was renamed “EVgo Inc.” The CRIS Business Combination was accounted for as a reverse recapitalization. EVgo OpCo was deemed the accounting predecessor and the combined entity was the successor registrant of the CRIS Business Combination, meaning that EVgo OpCo’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. Under this method of accounting, CRIS was treated as the acquired company for financial statement reporting purposes.

Recargo acquisition

On July 9, 2021, a subsidiary of EVgo acquired Recargo from an affiliate of innogy SE, a European electric utility company based in Germany, for $25.0 million in cash, including repayment of $3.0 million of indebtedness, pursuant to the Stock Purchase Agreement, dated July 9, 2021, by and among innogy e-Mobility US LLC, innogy SE solely in its capacity as guarantor, and EVgo Recargo HoldCo LLC. Recargo is an electric vehicle (EV) cloud-based data solution provider formed in 2009 and focused on EV app development, market research, data licensing, reporting and advertising.

Key Components of Results of Operations

Revenue

EVgo’s revenues are generated across various business lines. The majority of EVgo’s revenue is generated from the sale of charging services, which are comprised of retail, OEM and fleet business lines. In addition, EVgo generates ancillary revenues through the sale of data services, consumer retail services and the development and project management of third-party owned charging sites. EVgo also offers network services to OEM customers, including memberships and marketing. Finally, as a result of owning and operating the EV charging stations, EVgo earns regulatory credits such as California LCFS credits which are sold to generate additional revenue.

Revenue from related parties

Historical revenue from related parties consists primarily of revenue received from the Nissan Agreement for the period in which Nissan was a minority owner of EVgo. EVgo provided, and continues to provide, several service offerings under the Nissan contracts, including charging and ancillary services. As of January 16, 2020, the date LS Power completed its acquisition of EVgo, Nissan is no longer a related party. In addition, during 2020, EVgo entered into various agreements with an affiliate of LS Power for the purchase and sale of California LCFS credits at prevailing market prices.

Cost of sales

Cost of revenue (exclusive of depreciation and amortization shown separately below)

Cost of revenue consists primarily of energy usage fees, site operating and maintenance expenses, warranty and repair services, and site lease and rent expense associated with charging equipment.

Depreciation and amortization

Depreciation and amortization consists of depreciation related to EVgo’s property and equipment associated with charging equipment and installation and includes the amortization of EVgo’s capital build liabilities.

Gross profit (loss) and gross margin

Gross profit (loss) consists of EVgo’s revenue less its cost of revenues and depreciation and amortization. Gross margin is gross profit (loss) as a percentage of revenue.

Operating expenses

General and administrative expenses

General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, customer service and network charges, office rent expense and professional services. EVgo expects its general and administrative expenses to increase in absolute dollars as it continues to grow its business but to decrease over time as a percentage of revenue. EVgo also expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

Transaction bonus

Transaction bonus consists of expenses related to the contingent transaction bonus awarded to certain eligible employees in connection with LS Power’s acquisition of EVgo on January 16, 2020 (the “LS Power Acquisition Date”).

Depreciation, amortization and accretion

Depreciation, amortization and accretion consists of depreciation related to EVgo’s property, equipment and software not associated with charging equipment, and, therefore, not included in the depreciation and amortization expenses recorded in cost of sales. This also includes amortization of EVgo’s intangible assets and accretion related to EVgo’s asset retirement obligations.

Operating loss and operating margin

Operating loss consists of EVgo’s gross loss less general and administrative expenses, transaction bonus expense, and depreciation, amortization, and accretion in operating expenses. Operating margin is operating loss as a percentage of revenue.

Interest expense, related party

Interest expense, related party consists primarily of interest due under the Secured Grid Demand Promissory Note, dated January 16, 2020, by and between EVgo Holdco and EVgo Holdings (the “LS Power Note”). Pursuant to the terms of the Business Combination Agreement, the LS Power Note was cancelled immediately prior to the CRIS Close Date and deemed to be an equity contribution to the Company, immediately followed by a contribution of such equity interest by EVgo Holdings to EVgo Holdco.

Other income, net (including related party)

Other income, related party, consisted of income received under agreements with NRG and Nissan. On June 16, 2017, EVgo entered into a Master EV Services Agreement with NRG to install and operate a network of EV charging stations on behalf of NRG. NRG compensated EVgo for costs incurred for operating the charging network. In addition, on March 29, 2016, EVgo entered into a Program Services Agreement with Nissan to install and operate a number of chargers on behalf of Nissan. Nissan compensated EVgo for costs incurred for operating the charging network. Under both agreements, the cost of the chargers was included in property and equipment and the related capital build liability for each agreement is included as a long-term liability on the balance sheet. Subsequent to the LS Power Acquisition Date, income received under the NRG and Nissan agreements are disclosed as other income, net.

Other income, net, consists primarily of income received under agreements with NRG and Nissan subsequent to the LS Power Acquisition Date as well as unrealized gains on marketable securities.

Change in fair values of warrant and earnout liabilities

The change in the fair values of the warrant and earnout liabilities represents the gain (loss) on the adjustments to mark the warrant and earnout liabilities to fair value for each reporting period.

Key Performance Indicators

EVgo management uses several performance metrics to manage the business and evaluate financial and operating performance. EVgo considers the following indicators to be of critical importance:

Network throughput

Network throughput represents the total amount of kWh that was consumed by EVs using chargers and charging stations on EVgo’s network. EVgo typically monitors kWh sales by business line, customer, and customer class. EVgo believes monitoring of component trends and contributions is the appropriate way to monitor and measure business-related health.

Number of DC stalls on EVgo’s network

Number of DC stalls represents the total number of DC stalls that EVgo has operational on its network. One stall can charge one vehicle at a time. There are certain configurations of EVgo sites where one DC charger is capable of charging one vehicle at a time, all chargers at such a site will be counted as one stall per one charger. There are certain configurations of EVgo sites where one DC charger is capable of charging two vehicles simultaneously; all chargers at such a site would be counted as two stalls per one charger.

The following table represented network throughput and number of DC stalls on EVgo’s network:

		Combined
		Successor
		And
	Successor	Predecessor
	September 30,	September 30,
	2021	2020
Network throughput (GWh) for the three months ended	8.0	4.0
Network throughput (GWh) for the nine months ended	18.2	11.5

Number of DC stalls on EVgo network	1,595	1,412

Factors Affecting EVgo’s Operating Results

EVgo believes its performance and future success depend on several factors, including those discussed below:

●	EV Sales. EVgo’s revenue growth is directly tied to the adoption and continued acceptance and usage of passenger and commercial EVs sold, which it believes drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain disruptions including but not limited to availability of certain components (e.g. semiconductors), ability of EV OEMs to ramp-up EV production, availability of batteries, and battery materials; availability, cost and desirability of other alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy gasoline and diesel-powered vehicles; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, EVgo’s operating results may be adversely affected.
●	EV drivers’ usage pattern. EVgo’s revenues are driven by EV drivers’ driving and charging behaviors. The EV market is still developing and current behavioral patterns may not be representative of future behaviors. Key behavioral shifts may include but are not limited to: annual vehicle miles traveled, preferences for urban, suburban or exurban locations, preferences for public or private fast charging, preference for home or workplace charging, demand from rideshare or urban delivery services, and the emergence of autonomous vehicles, micromobility and mobility as-a-service platforms requiring EV charging services.
●	Electrification of fleets. EVgo management projects meaningful revenue contribution from light-, medium-, and heavy-duty fleet charging as commercial and government fleet owners accelerate electrification initiatives. EVgo faces competition in the fleet segment, including from certain fleet customers who may opt to install and own the charging equipment on their property, but believes its unique set of offerings to fleets and existing charging network positions EVgo advantageously to win business from fleets. Fleet owners are generally more sensitive to the total cost of ownership of a vehicle than private-vehicle owners. As such, electrification of vehicle fleets may occur more slowly or more rapidly than management forecasts based on the cost to purchase, operate and maintain EVs and the general availability of such vehicles relative to those of legacy internal combustion engine vehicles. EVgo’s, and other competitors’, ability to offer competitive charging services and value-added ancillary services may impact the cadence at which fleets electrify and impact EVgo’s ability to capture market share in fleets. Additionally, federal, state and local government support and regulations directed at fleets (or lack thereof) may accelerate or delay fleet electrification and increase or reduce EVgo’s business opportunity. EVgo’s management is currently monitoring several key rules that may encourage fleet electrification including California’s Advanced Clean Truck Rule and the implementation of California’s Clean Miles Standard as well as similar proposals in other zero emission vehicle states.

●	Competition. The EV charging industry is increasingly competitive. The principal factors on which industry participants compete include charger count, locations and accessibility; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; software-enabled services offering and overall customer experience; operator brand, track record and reputation; and access to equipment vendors, service providers and policy incentives, and pricing. Existing competitors may expand their product offerings and sales strategies, new competitors may enter the market and certain fleet customers may choose to install and operate their own charging infrastructure. If EVgo’s market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.
●	Regulatory environment. EVgo is subject to federal, state and local regulations including consumer laws and regulations, tax laws and regulations, consumer privacy laws and regulations, engineering and civil and electrical construction laws and regulations. EVgo’s current business plan assumes no material change in these laws and regulations. In the event any such change occurs, compliance with new laws and regulations might significantly affect EVgo operations and cost of doing business.
●	Government mandates, incentives and programs. The U.S. federal government, some state and local governments, and certain utilities provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, grants and other financial incentives. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on specified dates, end when the allocated funding is no longer available, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, the credits under Section 30C of the Code, and state, local and utility funding allocations may sunset or become fully utilized without renewal. There can be no assurance that any of these programs, including credits under Section 30C will have sufficient availability or be extended, or if extended, will not be otherwise reduced. Any reduction in rebates, tax credits, grants or other financial incentives, including the credits under Section 30C of the Code, could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there is no assurance EVgo will have the necessary tax attributes to utilize any such credits and may not be able to monetize them given the nascent state of the market for such credits or be able to monetize such credits on favorable terms. New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of EVgo’s stations. Furthermore, future tariffs and policy incentives may favor equipment manufactured or assembled at American factories, which may put EVgo’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or eliminating EVgo’s ability to apply or qualify for grants and other government incentives, or by disqualifying EVgo from the ability to compete for certain charging infrastructure buildout solicitations and programs, including those initiated by federal government agencies.
●	Technology Risks. EVgo relies on numerous internally developed and externally sourced hardware and software technologies to operate its network and generate earnings. EVgo engages a variety of third-party vendors for non-proprietary hardware and software components. The ability of EVgo to continue to integrate its technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries will determine EVgo’s sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem become obsolete and EVgo will be required to make significant investment to continue to effectively operate its business. EVgo’s management believes EVgo’s “build, own and operate” model is well-positioned to enable EVgo to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.
●	Sale of regulatory credits. EVgo derives revenue from selling regulatory credits earned for participating in low carbon fuel standard programs, or other similar carbon or emissions trading schemes, in various states and jurisdictions in the United States. EVgo currently sells these credits at market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and are difficult to predict. Price fluctuations in credits may have a material effect on future earnings. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated,

EVgo’s ability to generate this revenue in the future would be adversely impacted. In addition to current programs, EVgo’s management is currently monitoring proposed programs in Colorado, New York, Massachusetts, Washington, New Mexico and several other states, along with a potential federal program, as potential future revenue streams.

Results of Operations

EVgo accounted for its acquisition by LS Power as a business combination under the terms of ASC Topic 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, EVgo elected to apply push-down accounting. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. Refer to Note 3 of the notes to consolidated financial statements as of and for the years ended December 31, 2020 for EVgo Holdco, included in the Super 8-K, for additional information. As a result of the acquisition, EVgo’s consolidated financial statements for the period from and after January 16, 2020 are presented on a different basis than that for the periods before January 16, 2020 due to the application of purchase accounting as of acquisition date and, therefore, are not comparable.

The acquisition resulted in the following principal impacts for the period subsequent to the acquisition date:

●	Increased depreciation, amortization, and accretion in operating expenses resulting from recording of tangible and intangible assets at fair value;
●	Increased interest expense resulting from entering into the LS Power Note with EVgo Holdings in conjunction with the close of the business combination; and
●	Increased stock-based compensation expense resulting from the share-based compensation plan formed in accordance with the terms of the acquisition agreement.

EVgo believes reviewing its operating results for the three and nine months ended September 30, 2020 by combining results of the 2020 predecessor period and 2020 successor period is more useful in discussing overall operating performance when compared to the 2021 successor period. Results presented separately for the predecessor period and successor period are included within the financial statements included elsewhere in this quarterly report.

Three months ended September 30, 2021 and 2020

The tables below present EVgo’s results of operations and revenue for the following periods:

	Successor
	Three months ended September 30 ,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$6,181	$3,572	$2,609	73%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	(4,814)	(3,468)	(1,346)	39%
Depreciation and amortization	(3,020)	(2,651)	(369)	14%
Gross loss	(1,653)	(2,547)	894	35%
General and administrative	20,882	7,996	12,886	161%
Depreciation, amortization, and accretion	3,394	2,474	920	37%
Operating loss	(25,929)	(13,017)	(12,912)	(99)%
Interest expense	11	410	(399)	(97)%
Interest income	(33)	(54)	21	39%
Other expense (income), net	143	(5,897)	6,040	102%
Change in fair value of earnout liability	(3,695)	—	(3,695)
Change in fair value of warrant liability	(45,946)	—	(45,946)
Net income (loss)	23,591	(7,476)	31,067	416%
Less: net income (loss) attributable to noncontrolling interest	17,461	(7,476)	24,937	334%
Net income attributable to Class A common stockholders	$6,130	$—	$6,130

Gross margin	(26.7)%	(71.3)%
Operating margin	(419.5)%	(364.4)%
Network throughput (GWh)	8.0	4.0
Number of DC stalls	1,595	1,412

	Successor
	Three months ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Revenue
Charging revenue, retail	$3,203	$1,592	$1,611	101%
Charging revenue, OEM	151	219	(68)	(31)%
Charging revenue, fleet	688	420	268	64%
Network revenue, OEM	351	84	267	318%
Ancillary revenue	1,104	497	607	122%
Regulatory credit sales	684	760	(76)	(10)%
Total revenue	$6,181	$3,572	$2,609	73%

Charging revenue, retail

Charging revenue, retail, for the three months ended September 30, 2021 increased $1.6 million, or 101%, to $3.2 million compared to $1.6 million for the three months ended September 30, 2020. Period-over-period growth was due to an overall increase in usage and subscription fees driven primarily by a growing number of customers and increased charging volume as well as the ongoing recovery from COVID-19.

Charging revenue, OEM

Charging revenue, OEM, for the three months ended September 30, 2021 decreased $0.1 million, or 31%, to $0.2 million compared to $0.2 million for the three months ended September 30, 2020. The decrease was primarily driven by the end of one of our OEM programs.

Charging revenue, fleet

Charging revenue, fleet, for the three months ended September 30, 2021 increased $0.3 million, or 64%, to $0.7 million compared to $0.4 million for the three months ended September 30, 2020. The increase was attributable to new fleet contracts that became effective during 2021, increased charging volume by our public fleet customers as well as the ongoing recovery from COVID-19.

Network revenue, OEM

Network revenue, OEM, for the three months ended September 30, 2021 increased $0.3 million, or 318%, to $0.4 million compared to $0.1 million due to increased revenue under an OEM agreement related to marketing activities, memberships fees and the breakage of prepaid charging credits.

Ancillary revenue

Ancillary revenue for the three months ended September 30, 2021 increased $0.6 million, or 122%, to $1.1 million compared to $0.5 million for the three months ended September 30, 2020 ended. The increase was primarily due to the acquisition of Recargo and subsequent inclusion of Recargo’s revenues into Ancillary revenue as well as an increase in other revenue.

Regulatory credit sales

Regulatory credits for the three months ended September 30, 2021 decreased $0.1 million, or 10%, to $0.7 million compared to $0.8 million for the three months ended September 30, 2020. The period-over-period decrease was primarily due to lower network throughput during the prior periods in which the regulatory credits were generated – January 2021 to March 2021 and January 2020 to March 2020, respectively, resulting in less regulatory credits that were available for sale. Network throughput generated during the period from January 2021 to March 2021 was impacted by COVID-19 compared to network throughput generated during the period from January 2020 to March 2020.

Cost of sales

Cost of revenues (exclusive of depreciation and amortization shown separately below)

Cost of revenues for the three months ended September 30, 2021 increased $1.3 million, or 39%, to $4.8 million compared to $3.5 million for the three months ended September 30, 2020. The increase in cost of revenues was due to an increase of $0.8 million in non-energy costs due to an increased stall count and $0.8 million in increased energy and other variable costs due to increased throughput offset by a $0.3 million decrease in engineering, procurement, and construction costs and development cost of sales.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2021 increased $0.4 million, or 14%, to $3.0 million compared to $2.7 million for the three months ended September 30, 2020 due to a higher stall count.

Gross loss and gross margin

Gross loss for the three months ended September 30, 2021 improved $0.9 million, or 35%, to $1.7 million compared to $2.5 million for the three months ended September 30, 2020. Gross margin for the three months ended September 30, 2021 improved 45% to negative 27% compared to negative 71% for the three months ended September 30, 2020 due to the improved leveraging of both energy and non-energy related costs due to higher revenue, as well as improved ancillary margin.

Operating expenses

General and administrative

General and administrative costs for the three months ended September 30, 2021 increased $12.9 million, or 161%, to $20.9 million compared to $8.0 million for the three months ended September 30, 2020. The difference was driven by $1.8 million increase in professional services and $8.0 million due to increased payroll expenses, driven by higher headcount and higher share-based compensation, a $1.3 million increase in project development expenses and a $1.5 million increase in insurance expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expenses increased by $0.9 million, or 37%, and was $3.4 million and $2.5 million for the three months ended September 30, 2021 and 2020. The increase was primarily due to higher asset retirement obligation accretion and non-site related depreciation.

Operating loss and operating margin

During the three months ended September 30, 2021, EVgo had an operating loss of $25.9 million, an increase of $12.9 million, or 99%, compared to $13.0 million for the three months ended September 30, 2020. Operating margin for the three months ended September 30, 2021 decreased to negative 419% compared to negative 364% for the three months ended September 30, 2020. The deterioration in operating loss and operating margin period-over-period was primarily due to an increase in general and administrative expenses, partially offset by the improvement in gross margin.

Interest expense

Interest expense for the three months ended September 30, 2021 decreased $0.4 million, or 97%, to approximately $11,000 compared to $0.4 million for the three months ended September 30, 2020. The decrease was related to conversion of the borrowings under the LS Power Note to equity on the CRIS Close Date.

Other expense (income), net

Other expense (income), net, for the three months ended September 30, 2021 decreased $6.0 million, or 102%, to other expense, net, of $0.1 million compared to other income, net, of $5.9 million for the three months ended September 30, 2020. The decrease was primarily due to the decrease in income from one of the capital build programs that ended during 2020 and to a lesser extent, an unrealized loss on investment.

Changes in fair values of warrant and earnout liabilities

The change in the fair values of the warrant and earnout liabilities were due to the liabilities that were assumed in connection with the CRIS Business Combination. For the three months ended September 30, 2021, there was a $49.6 million gain primarily due to the change in the fair values of the liabilities from the CRIS Close Date through September 30, 2021.

Nine months ended September 30, 2021 and 2020

The tables below present EVgo’s results of operations and revenue for the following periods:

		Combined
		Successor
		and
	Successor	Predecessor

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$15,095	$10,381	$4,714	45%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	(11,927)	(9,574)	(2,353)	25%
Depreciation and amortization	(8,172)	(7,001)	(1,171)	17%
Gross loss	(5,004)	(6,194)	1,190	19%
General and administrative	46,227	23,507	22,720	97%
Transaction bonus	—	5,316	(5,316)	(100)%
Depreciation, amortization, and accretion	8,448	7,032	1,416	20%
Operating loss	(59,679)	(42,049)	(17,630)	(42)%
Interest expense	1,926	812	1,114	137%
Interest income	(34)	—	(34)
Other income, net	(489)	(10,169)	9,680	95%
Change in fair value of earnout liability	(3,695)	—	(3,695)
Change in fair value of warrant liability	(45,946)	—	(45,946)
Net loss	(11,441)	(32,692)	21,251	65%
Less: net loss attributable to noncontrolling interest	(17,571)	(32,692)	15,121	46%
Net income attributable to Class A common stockholders	$6,130	$—	$6,130

Gross margin	(33.2)%	(59.7)%
Operating margin	(395.4)%	(405.1)%
Network throughput (GWh)	18.2	11.5
Number of DC stalls	1,595	1,412

		Combined
		Successor
		and
	Successor	Predecessor

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Revenue
Charging revenue, retail	$7,505	$4,174	$3,331	80%
Charging revenue, OEM	633	1,053	(420)	(40)%
Charging revenue, fleet	1,725	1,131	594	53%
Network revenue, OEM	1,158	298	860	289%
Ancillary revenue	2,147	1,036	1,111	107%
Regulatory credit sales	1,927	2,689	(762)	(28)%
Total revenue	$15,095	$10,381	$4,714	45%

Charging revenue, retail

Charging revenue, retail, for the nine months ended September 30, 2021 increased $3.3 million, or 80%, to $7.5 million compared to $4.2 million for the nine months ended September 30, 2020. Period-over-period growth was due to an overall increase in usage and subscription fees driven primarily by a growing number of customers and increased charging volume as well as the ongoing recovery from COVID-19.

Charging revenue, OEM

Charging revenue, OEM, for the nine months ended September 30, 2021 decreased $0.4 million, or 40%, to $0.6 million compared to $1.1 million for the nine months ended September 30, 2020. The decrease was primarily driven by the end of one of our OEM programs.

Charging revenue, fleet

Charging revenue, fleet, for the nine months ended September 30, 2021 increased $0.6 million, or 53%, to $1.7 million compared to $1.1 million for the nine months ended September 30, 2020. The increase was attributable to new fleet contracts that became effective during 2021, increased charging volumes by our public fleet customers and also due to the ongoing recovery from COVID-19.

Network revenue, OEM

Network revenue, OEM, for the nine months ended September 30, 2021 increased $0.9 million, or 289%, to $1.2 million compared to $0.3 million due to increased revenue under an OEM agreement related to marketing activities, memberships fees and the breakage of prepaid charging credits.

Ancillary revenue

Ancillary revenue for the nine months ended September 30, 2021 increased $1.1 million, or 107%, to $2.1 million compared to $1.0 million for the nine months ended September 30, 2020. The increase was primarily due to the acquisition of Recargo and subsequent inclusion of Recargo’s revenues into ancillary revenue and an increase in equipment sales and engineering, procurement and construction revenue.

Regulatory credit sales

Regulatory credits for the nine months ended September 30, 2021 decreased $0.8 million, or 28%, to $1.9 million compared to $2.7 million for the nine months ended September 30, 2020. The period-over-period decrease was primarily due to lower network throughput during the prior periods in which the regulatory credits were generated, July 2020 to March 2021 and July 2019 to March 2020, respectively, resulting in less regulatory credits that were available for sale. Network throughput generated during the period July 2020 to March 2021 was significantly impacted by COVID-19 compared to network throughput generated during the period from July 2019 to March 2020.

Cost of sales

Cost of revenues (exclusive of depreciation and amortization shown separately below)

Cost of revenues for the nine months ended September 30, 2021 increased $2.4 million, or 25%, to $11.9 million compared to $9.6 million for the nine months ended September 30, 2020. The increase in cost of sales during the nine months ended September 30, 2021 was due to an increase of $1.6 million in non-energy costs from an increased stall count, $0.9 million in increased energy and other variable costs due to increased throughput offset by a decrease of $0.2 million in equipment cost of sales and engineering and construction costs.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2021 increased $1.2 million, or 17%, to $8.2 million compared to $7.0 million for the three months ended September 30, 2020 due to a higher stall count.

Gross loss and gross margin

Gross loss for the nine months ended September 30, 2021 improved by $1.2 million, by 19%, to $5.0 million compared to $6.2 million for the nine months ended September 30, 2020. Gross margin for the nine months ended

September 30, 2021 improved 27% to negative 33% compared to negative 60% for the nine months ended September 30, 2020 due to the improved leveraging of energy and non-energy related costs, energy costs, as well as improved ancillary margin.

Operating expenses

General and administrative

General and administrative costs for the nine months ended September 30, 2021 increased $22.7 million, or 97%, to $46.2 million compared to $23.5 million for the nine months ended September 30, 2020. The increase was due to $6.6 million in increased professional services, $7.5 million in increased payroll expenses due to higher headcount and higher share-based compensation, $1.0 million increase in marketing expenses, and $3.7 million in project development costs and $1.5 million insurance expense.

Transaction bonus

There was no transaction bonus awarded during the nine months ended September 30, 2021. Transaction bonus for the nine months ended September 30, 2020 was $5.3 million, which was awarded to certain eligible employees in conjunction with the acquisition of EVgo Services by LS Power.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expenses for the nine months ended September 30, 2021 increased $1.4 million, or 20%, to $8.4 million compared to $7.0 million for the nine months ended September 30, 2020. The increase was primarily due to additional amortization expense recognized as a result of the acquisition of EVgo Services by LS Power.

Operating loss and operating margin

During the nine months ended September 30, 2021, we had an operating loss of $59.7 million, an increase of $17.6 million, or 42%, compared to $42.0 million for the nine months ended September 30, 2020. Operating margin for the nine months ended September 30, 2021 improved to negative 395% compared to negative 405% for the nine months ended September 30, 2020. The improvement in operating margin period-over-period was primarily due to improved gross margin.

Interest expense

Interest expense for the nine months ended September 30, 2021 increased $1.1 million, or 137%, to $1.9 million compared to $0.8 million for the nine months ended September 30, 2020. The increase was related to increased borrowings under the LS Power Note entered into in January 2020.

Other income, net

Other income, net, for the nine months ended September 30, 2021 decreased $9.7 million, or 95%, to $0.5 million compared to $10.2 million for the nine months ended September 30, 2020. The decrease was primarily due to the decrease in income from one of the capital build programs that ended during 2020.

Changes in fair values of warrant and earnout liabilities

The change in the fair values of the warrant and earnout liabilities were due to the liabilities that were assumed in connection with the CRIS Business Combination. For the nine months ended September 30, 2021, there was a $49.6 million gain due to the change in the Company’s stock price from the CRIS Close Date through September 30, 2021.

Non-GAAP Financial Measures

This Quarterly Report includes the non-GAAP financial measures: “Adjusted Cost of Sales,” “Adjusted Gross Profit (Loss),” “Adjusted Gross Margin,” “EBITDA,” “Adjusted EBITDA” and “Receipts.” EVgo believes these measures are useful to investors in evaluating EVgo’s financial performance. In addition, EVgo uses these measures internally to establish forecasts, budgets, and operational goals to manage and monitor its business. Further, due to the nature of certain OEM contracts, there is a significant timing difference between cash receipt and revenue recognition, therefore, EVgo believes Receipts (defined below) provides valuable insight to the ongoing performance and liquidity of the business. EVgo believes that these non-GAAP financial measures help to depict a more realistic representation of the performance of the underlying business, enabling EVgo to evaluate and plan more effectively for the future. EVgo believes that investors should have access to the same set of tools that its management uses in analyzing operating results.

Adjusted Cost of Sales (defined below), Adjusted Gross Profit (Loss) (defined below), Adjusted Gross Margin (defined below), EBITDA, Adjusted EBITDA (defined below) and Receipts are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from or included in these metrics are significant components in understanding and assessing EVgo’s financial performance. These metrics should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

Adjusted Cost of Sales, Adjusted Gross Profit (Loss), Adjusted Gross Margin, EBITDA and Adjusted EBITDA. EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation and amortization, (ii) shared-based compensation, and (iii) OEM reimbursement. Adjusted Gross Profit (Loss) is defined as revenues less Adjusted Cost of Sales. Adjusted Gross Margin is defined as Adjusted Gross Profit (Loss) as a percentage of revenues. EVgo defines EBITDA as net income (loss) before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. EVgo defines Adjusted EBITDA as EBITDA plus (i) stock based compensation expense, (ii) loss on disposal of assets and (iii) other unusual or nonrecurring income (expenses) such as bad debt expense.

During the third quarter of 2021, the Company changed its presentation of certain costs that were included as a component of cost of sales in previous periods. The Company now presents these costs as a component of general and administrative expenses. The following is a reconciliation of the previous and current presentation of cost of sales to adjusted cost of sales:

		Combined		Combined
		Successor		Successor
		and		and
	Successor	Predecessor	Successor	Predecessor

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Cost of sales, under previous method	$9,054	$6,953	$23,343	$19,267
Reclassification	(1,220)	(834)	(3,244)	(2,692)
Cost of sales, as reported	7,834	6,119	20,099	16,575
Less: Depreciation and amortization in cost of sales	3,020	2,651	8,172	7,001
Less: Stock option expense and other	3	(9)	(9)	(23)
Adjusted cost of sales	$4,811	$3,477	$11,936	$9,597

The following unaudited table presents the reconciliation of net loss, the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

				Combined
				Successor
				and
	Successor		Successor	Predecessor

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$23,591	$(7,476)	$(11,441)	$(32,692)
Adjustments:
Depreciation	3,079	2,669	8,308	7,051
Amortization	2,951	2,147	7,246	6,113
Accretion	384	309	1,066	870
Interest income	(33)	—	(34)	—
Interest expense	11	410	1,926	812
State and local taxes	—	(11)	—	(5)
EBITDA	$29,983	$(1,952)	$7,071	$(17,851)
Share-based compensation	4,282	243	5,293	708
Loss on disposal of asset	292	146	639	442
Unrealized loss (gain) on investment	143	—	(436)	—
Bad debt expense	124	60	292	163
Change in fair value of earnout liability	(3,695)	—	(3,695)	—
Change in fair value of warrant liability	(45,946)	—	(45,946)	—
Release of contingent liability	—	(3,978)	—	(3,978)
Nonrecurring costs (1)	545	74	1,722	5,381
Adjusted EBITDA	$(14,272)	$(5,407)	$(35,060)	$(15,135)
(1)Includes non-recurring expense of $5.3 million of transaction bonus costs related to LS Power’s acquisition of EVgo incurred during the nine months ended September 30, 2020.

The following unaudited table presents the reconciliation of net loss, the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

Receipts. We define Receipts, a non-GAAP financial measure, as total revenue plus change in deferred revenue over the same period. Pursuant to the term of certain OEM contracts, we are paid well in advance of when revenue can be recognized according to ASC 606; usually, the payment is tied to the number of stalls that commence operations under the applicable contract arrangement. We believe that Receipts provides investors insight into cash generated from our customers and our periodic performance and liquidity. We use Receipts to monitor and measure our commercial performance, liquidity and growth as our OEM customers pay us in advance for placing stalls in operation and then we recognize a portion of the related revenue over time.

The calculation of Receipts is set forth in the table below for the following periods:

		Combined		Combined
		Successor		Successor
		and		and
	Successor	Predecessor	Successor	Predecessor

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Receipts
Total revenues	$6,181	$3,572	$15,095	$10,381
Change in deferred revenue (1)(2)	165	(132)	20,943	(421)
Total Receipts	$6,346	$3,440	$36,038	$9,960
Year-over-year percentage change in total Receipts	84%		262%
(1)As presented on or derived from our condensed consolidated statements of cash flows.
(2)Change in deferred revenue, for the nine months ended September 30, 2021, includes the first payment received in March 2021 of $20.0 million under one of our OEM agreements.

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of September 30, 2021, EVgo had a cash balance of $521.1 million and working capital of $501.0 million. As of December 31, 2020, EVgo had a cash balance of $7.9 million and a working capital deficit of $43.6 million. The Company’s net cash inflow for the nine months ended September 30, 2021 was $513.2 million. We believe our cash on hand as of September 30, 2021 is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report.

To date, EVgo’s primary sources of liquidity have been cash flows from the CRIS Business Combination, government grants, strategic relationships with OEMs and loans and equity contributions from its previous stockholders, including Vision Ridge Partners and LS Power. EVgo’s primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers, and capital expenditures (including property and equipment). EVgo’s principal uses of cash in recent periods have been funding its operations and investing in capital expenditures.

Following the consummation of the CRIS Business Combination, the Company Group is obligated to make payments under the Tax Receivable Agreement. The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. For more information about these factors, see “Agreements Related to the Business Combination — Tax Receivable Agreement” in the Registration Statement. However, the Company Group expects that the payments that it will be required to make to TRA Holders in connection with the Tax Receivable Agreement will be substantial. Any payments made by the Company Group to TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to EVgo Inc. or EVgo OpCo. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt or other agreements, the EVgo OpCo A&R LLC Agreement will require EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including SPAC Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. EVgo Inc. generally expects EVgo OpCo to fund such distributions out of available cash. However, except in cases where the Company Group elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or the Company Group has available cash but fails to make payments when due, generally the Company Group may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest at the rate provided for in the Tax Receivable Agreement, and such interest may significantly exceed the Company Group’s other costs of capital. In certain circumstances (including an early termination of the Tax Receivable Agreement due to a change of control or otherwise), payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration in connection with a change of control, where applicable, EVgo Inc. generally expects the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration, which could have a significant impact on our ability to consummate a change of control or the proceeds received by our stockholders in connection with a change of control. However, the Company Group may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity or financial condition.

Cash flows for the nine months ended September 30, 2021 and 2020

		Combined
		Successor
		and
	Successor	Predecessor

	Nine months ended
	September 30,
(dollars in thousands)	2021	2020
Cash flows used in operating activities	$(17,797)	$(20,262)
Cash flows used in investing activities	(62,441)	(11,935)
Cash flows provided by financing activities	593,452	37,401
Net increase in cash and restricted cash	$513,214	$5,204

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2021 was $17.8 million compared to $20.3 million during the nine months ended September 30, 2020. The period-over-period decrease was primarily due to the increase in deferred revenue funds received of $21.4 million partially offset by a $15.5 million increase in net loss, excluding noncash adjustments.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2021 was $62.4 million compared to $11.9 million during the nine months ended September 30, 2020. The increase was primarily due to an increase in purchases of property, equipment and software of $27.7 million from increased chargers purchased, and more charging stations in construction during the nine months ended September 30, 2021 compared to the same prior-year period and $22.8 million paid, net of cash received, for the acquisition of Recargo, Inc.

Financing Activities. Cash provided by financing activities increased for the nine months ended September 30, 2021 by $556.1 million to $593.5 million compared to $37.4 million in the same prior-year period. The increase was due to $601.6 million in proceeds received in connection with the CRIS Business Combination, partially offset by $28.1 million in transaction costs paid in connection with the CRIS Business Combination.

Working Capital. EVgo’s working capital as of September 30, 2021 was $501.0 million, compared to a deficit $43.6 million as of December 31, 2020. The increase in working capital was primarily due to the proceeds received in connection with the CRIS Business Combination, net of the transaction costs paid.

Off-Balance Sheet Arrangements

EVgo did not have any off-balance sheet financing arrangements as of September 30, 2021 or December 31, 2020.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Managements bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively.

The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements as of and for the years ended December 31, 2020 and 2019 for EVgo Holdco, included in the Super 8-K. The following is a significant change to these policies during the three months ended September 30, 2021.

Warrant liability

The Company accounts for its issued and outstanding warrants as liabilities at their fair value and adjusts the Warrants to fair value at the end of each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the redeemable warrants sold as part of the units in the Company, which consisted of one share of Class A common stock and one half of one redeemable warrant of the Company (the “Units”), in the Company’s IPO (“Public Warrants”) has been estimated using the Public Warrants’ quoted market price as of September 30, 2021 and December 31, 2020. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model for initial and subsequent measurements.

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see Note 2 of the Condensed Consolidated Financial Statements of EVgo as of and for the three and nine months ended September 30, 2021 and 2020.

Internal Control Over Financial Reporting

In connection with the preparation of the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, EVgo Holdco’s condensed consolidated financial statement as of and for the nine months ended September 30, 2020 and the audit of EVgo Holdco’s consolidated financial statements as of and for the year ended December 31, 2020, material weaknesses were identified in its internal control over financial reporting. See the section titled “Risk Factors —Financial, Tax and Accounting—Related Risks— We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations” in the Registration Statement.

Jumpstart Our Business Startups Act of 2012 (“JOBS Act”)

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. Following the CRIS Business Combination, EVgo is an “emerging growth company” under the JOBS Act and is allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. EVgo elected to delay the adoption of new or revised accounting standards, and as a result, EVgo may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, EVgo’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” EVgo is not required to, among other things, (a) provide an auditor’s attestation report on our system of internal control over financial reporting, (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (d) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until EVgo otherwise no longer qualifies as an “emerging growth company.”

Following the CRIS Business Combination, EVgo was and currently is a “smaller reporting company” as defined under the Securities Act and the Exchange Act. EVgo may continue to be a smaller reporting company so long as either

(i) the market value of shares of its common stock held by non-affiliates is less than $250 million or (ii) its annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of its common stock held by non-affiliates is less than $700 million. If EVgo is a smaller reporting company at the time it ceases to be an emerging growth company, EVgo may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, EVgo may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if EVgo is a smaller reporting company under the requirements of (ii) above, EVgo would not be required to obtain an attestation report on internal control over financial reporting issued by its independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021.

Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP.

Material Weakness Remediation Plan

As previously described in the Registration Statement under the heading “Risk Factors,” we determined that we had material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis.

Specifically, material weaknesses were identified with respect to segregation of duties and review; account reconciliations, preparation of supporting documentation and analysis; effective review of technical accounting matters; separate review and approval of journal entries; and review of key inputs for estimates of asset retirement obligations. In order to address these identified material weaknesses the Company has established a remediation plan which includes the following measures:

●	Increasing resources within its organization, including the expansion of its accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weaknesses;
●	Documenting existing, and implementing additional, internal controls over financial reporting;

●	Engaging external consultants to assist with documentation of its existing internal controls over financial reporting and identification of control gaps, including the existing material weaknesses, to be remediated;
●	Implementing additional training programs for the finance and accounting staff related to the requirements of being a public company and internal controls over financial reporting; and
●	Designing and implementing controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties.

EVgo is remediating the material weaknesses as efficiently and effectively as possible and remediation efforts could continue beyond the fiscal year ending December 31, 2022. At this time, EVgo cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in it incurring significant costs, and will place significant demands on its financial and operational resources.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, EVgo may be a party to legal proceedings or subject to claims arising in the ordinary course of business. EVgo is not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Stockholders should carefully consider the risk factors described under the section of the Registration Statement entitled “Risk Factors”, together with all of the other information included in this Quarterly Report, including matters addressed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements,” before they decide whether to invest in the Company. These risks could have a material adverse effect on the business, results of operations or financial condition of the Company and could adversely affect the trading price of our common stock. The Company will face additional risks and uncertainties that are not presently known to it, or that the Company currently deems immaterial, which may also impair its business or financial condition. The following discussion should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements of EVgo and notes to the financial statements included herein.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Registration Statement. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Annual Meeting of Stockholders

On October 29, 2021, the board of directors (the “Board”) of the Company established Wednesday, May 18, 2022 as the date for the 2022 Annual Meeting of Stockholders of the Company (the “2022 Annual Meeting”). The Board also established the close of business on March 23, 2022 as the record date for the determination of stockholders entitled to receive notice of and to vote at the 2022 Annual Meeting. The time and location for the 2022 Annual Meeting will be set forth in the Company’s proxy statement for the 2022 Annual Meeting, distributed to the stockholders prior to the meeting.

Stockholder Proposals and Nomination of Directors

Because the 2022 Annual Meeting will be the Company’s first annual meeting of stockholders, pursuant to Rule 14a-8 (“Rule 14a-8”) under the Exchange Act, the Company may set a deadline for receipt of Rule 14a-8 stockholder proposals that is a reasonable time before the Company plans to print and send its proxy materials.

Stockholders who wish to have a proposal considered for inclusion in the Company’s proxy statement for the 2022 Annual Meeting must ensure that their proposal is received by the Secretary of the Company at 11835 West Olympic Boulevard, Suite 900E, Los Angeles, California 90064 no later than November 30, 2021, which the Company has determined is a reasonable time before the Company begins to print and mail its proxy materials. Such stockholder proposals must also comply with the other requirements of Rule 14a-8 of the Exchange Act in order to be eligible for inclusion in the Company’s proxy statement for the 2022 Annual Meeting. The November 30, 2021 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Exchange Act.

In addition, in accordance with the Company’s amended and restated bylaws (the “Bylaws”), stockholders who wish to bring business before the 2022 Annual Meeting outside of Rule 14a-8 or to nominate a person for election to the Board at the 2022 Annual Meeting must ensure that written notice (including the questionnaire, representation, agreement and all other information required by the Bylaws) of such proposal or nomination is received by the Secretary of the Company at the address specified above no earlier than the close of business on January 18, 2022 and no later than the close of business on February 17, 2022. Any such notice must also comply with the requirements of Delaware law, the rules and regulations promulgated by the SEC and the Bylaws, as applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated July 9, 2021, by and among innogy e-Mobility US LLC, innogy SE solely in its capacity as guarantor, and EVgo Recargo HoldCo LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2021).

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

10.1

Sponsor Agreement, dated as of January 21, 2021, by and among the Company, EVgo HoldCo, LLC, Climate Change Crisis Real Impact I Acquisition Holdings, LLC and certain investors (incorporated by reference to Exhibit E to the Business Combination Agreement, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2021).

10.2

Amendment to Sponsor Agreement, dated as of July 1, 2021, by and among the Company, EVgo HoldCo, LLC, Climate Change Crisis Real Impact I Acquisition Holdings, LLC and certain investors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.3

Registration Rights Agreement, dated as of July 1, 2021 by and among the Company, Climate Change Crisis Real Impact I Acquisition Holdings, LLC and certain other parties (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.4

Nomination Agreement, dated as of July 1, 2021, by and among the Company, EVgo Holdings, LLC and the Principal Stockholders (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.5

Tax Receivable Agreement, dated as of July 1, 2021, by and among the Company, CRIS Thunder Merger LLC and EVgo Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

31.1†

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-

14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 12, 2021

EVgo Inc.

By:	/s/ Cathy Zoi
Name:	Cathy Zoi
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Olga Shevorenkova
Name:	Olga Shevorenkova
Title:	Chief Financial Officer
(Principal Financial Officer)