Form 10-K
period 2021-12-31
EVgo Inc.
filed 2022-03-24
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                   To

Commission file number: 001-39572

EVgo Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2326098
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

11835 West Olympic Boulevard, Suite 900E, Los Angeles, CA	90064
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (877) 494-3833

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange on which registered
Class A common stock, $0.0001 par value	EVGO	NASDAQ
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	EVGOW	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $315.7 million. Shares of Class A common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 2022, the Registrant had 68,739,480 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, contains statements that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “may,” “might,” “should,” “could,” “would,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	changes adversely affecting EVgo’s business;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or further disruptions in the capital and credit markets;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	competition from existing and new competitors;
●	the growth of the electric vehicle market;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third-party contractors to provide various services;
●	EVgo’s ability to obtain additional capital on commercially reasonable terms;
●	the impact of COVID-19, including COVID-19 related supply chain disruptions and expense increases;
●	safety and environmental requirements that may subject EVgo to unanticipated liabilities;
●	general economic or political conditions, including the armed conflict in Ukraine; and
●	other factors detailed under the section entitled “Risk Factors” and in EVgo’s periodic filings with the SEC.

EVgo’s SEC filings are available publicly on the SEC website at www.sec.gov. The forward-looking statements contained in this Annual Report are based on EVgo’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting EVgo will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond EVgo’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of EVgo’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Accordingly, forward-looking statements in this Annual Report and in any document incorporated herein by reference should not be relied upon as representing EVgo’s views as of any subsequent date, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

FREQUENTLY USED TERMS

Unless the context indicates otherwise, the following terms have the following meanings when used in this Annual Report:

“AC” means alternating current.

“A&R Nomination Agreement” means the amended and restated nomination agreement entered into on March 24, 2022, by and between the Company and EVgo Holdings, amending and restating the Nomination Agreement.

“Board of Directors” means the board of directors of EVgo Inc.

“Business Combination Agreement” means that business combination agreement entered into on January 21, 2021 by and among CRIS, Thunder Sub and the EVgo Parties, as may be amended from time to time.

“Class A common stock” means Class A common stock of EVgo Inc., par value $0.0001 per share.

“Class B common stock” means Class B common stock of EVgo Inc., par value $0.0001 per share.

“Code” means the U.S. Internal Revenue Code of 1986, as amended.

“common stock” means Class A common stock and Class B common stock.

“Company Group” means EVgo Inc., Thunder Sub or any of their subsidiaries (other than EVgo OpCo and its subsidiaries).

“CRIS” means Climate Change Crisis Real Impact I Acquisition Corporation.

“CRIS Business Combination” means the transactions contemplated by the Business Combination Agreement.

“CRIS Close Date” means the closing of the CRIS Business Combination.

“DCFC” means direct current fast charging.

“ESG” means environmental, social and governance matters.

“EVgo” means EVgo Inc. and its subsidiaries.

“EVgo Holdco” means EVgo Holdco, LLC, a Delaware limited liability company.

“EVgo Holdings” means EVgo Holdings, LLC, a Delaware limited liability company.

“EVgo OpCo” means EVgo OpCo, LLC, a Delaware limited liability company.

“EVgo OpCo A&R LLC Agreement” means the amended and restated limited liability company agreement of EVgo OpCo entered into on July 1, 2021.

“EVgo OpCo Units” means the equity interests of EVgo OpCo.

“EVgo Parties” means EVgo OpCo, EVgo Holdco and EVgo Holdings.

“EVgo Services” means EVgo Services LLC, a Delaware limited liability company.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“GAAP” means accounting principles generally accepted in the United States, consistently applied, as in effect from time to time.

“Initial Public Offering” means CRIS’s initial public offering of units consummated on October 2, 2020.

“IRS” means the Internal Revenue Service.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.

“LLC Interests” means the limited liability interests of EVgo Holdings.

“LS Power” means LS Power Equity Partners IV, L.P. and its affiliates, unless the context otherwise requires.

“Nasdaq” means The Nasdaq Global Select Market.

“Nomination Agreement” means the nomination agreement entered into on July 1, 2021, by and between the Company and EVgo Holdings, pursuant to which EVgo Holdings has certain director nomination rights.

“NYSE” means The New York Stock Exchange.

“PIMCO” means Pacific Investment Management Company LLC.

“PIPE” means the sale of 40,000,000 shares of Class A common stock to the PIPE Investors, for a purchase price of $10.00 per share and an aggregate purchase price of $400,000,000, in a private placement.

“PIPE Investors” means investors in the PIPE.

“Predecessor” means EVgo Services.

“Private Placement Warrants” means the 6,600,000 warrants purchased by the Sponsor in a private placement simultaneously with the closing of the IPO, each of which is exercisable for one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant, generating gross proceeds of $6,600,000.

“Public Warrants” means the 11,499,988 redeemable warrants sold as part of the units in the Initial Public Offering.

“Recargo” means EVgo Recargo, LLC, a Delaware limited liability company.

“Recargo Acquisition Date” means July 9, 2021, the date EVgo and Recargo entered into the Recargo Agreement.

“Recargo Agreement” means the stock purchase agreement entered into between EVgo and Recargo on the Recargo Acquisition Date.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Sponsor” means CRIS’s sponsor, Climate Change Crisis Real Impact I Acquisition Holdings, LLC, a Delaware limited liability company.

“Sponsor Agreement” means the letter agreement entered into concurrently with the Business Combination Agreement by and among CRIS, the co-investors, the Sponsor and the other initial stockholders, pursuant to which the Sponsor, other initial stockholders and the co-investors agreed, among other things, to vote all of their shares of common stock held or subsequently acquired by them in favor of the approval of the CRIS Business Combination.

“Successor” means EVgo.

“Tax Receivable Agreement” means the tax receivable agreement, entered into on the CRIS Close Date, by and among CRIS, Thunder Sub, EVgo Holdings and LS Power Equity Advisors, LLC, as agent.

PART I

Item 1. Business.

Unless otherwise indicated or unless the context otherwise requires, all references to “EVgo” and the “Company” refer to EVgo Inc. and all of its subsidiaries.

Overview

EVgo owns and operates the United States’ largest public direct current (“DC”) fast charging network by number of locations and the first to be powered by 100% renewable electricity through the use of renewable energy certificates (“RECs”).  Founded in 2010 and a pioneer in fast charging, EVgo’s network of charging stations provides electric vehicle (“EV”) charging infrastructure to consumers and businesses. With a rapid rise in electrification expected over the next two decades, EVgo offers essential infrastructure technology and services required to help the world transition to a cleaner, more sustainable future.

EVgo has been a leader and innovator in the EV charging space and is well positioned to continue to capitalize on its sustainable first mover and first learner advantages as EV adoption accelerates. More than 130 million people in the U.S. live within a 10-mile drive of one of EVgo’s fast charging stations, and the Company’s network is capable of charging all EV models and charging standards currently available in the U.S. The Company partners with automotive original equipment manufacturers (“OEMs”), national and regional chains of grocery stores, hotels, shopping centers, gas stations, parking lot operators, local governments and independent property owners in order to locate and deploy its EV charging infrastructure.

EVgo has a flexible business model that derives value through multiple revenue streams. The foundation of the Company’s business is the development and operation of EV charging sites through which it dispenses electricity to EVs driven by individuals, commercial drivers, and fleet operators. EVgo is prioritizing the build out of ultra-fast chargers, a key market segment that is expected to grow faster than the overall EV charging market. See “— Suppliers and Service Providers — Electricity.” To take advantage of the expected rapid growth in the number of EVs on the road in the United States, the Company is rapidly expanding its network of charging stations, focusing on development of locations with favorable traffic, utilization, and financial return characteristics. The Company’s proprietary technology and analytical tools, along with its extensive commercial partnerships with OEMs, fleets, and governments, provide a strong competitive edge as it selects, designs and develops new charging stations. Furthermore, EVgo’s robust underwriting standards require each station in its portfolio to meet or exceed pre-defined internal rate of return and multiple on invested capital criteria before project approval, which are expected to improve overall results further as EV adoption increases.

EVgo’s partnerships and collaboration with a wide range of automotive OEMs, rideshare operators, and other channel partners incentivize and accelerate EV adoption across the U.S. EVgo’s joint efforts with renowned brands across automotive, rideshare, retail, fleet and other industries have powered more than 300 million electric miles on the EVgo network. Total miles delivered is equal to the number of kWh EVgo has dispensed multiplied by the number of miles the average EV receives from a single kWh (“vehicle efficiency”). The weighted average vehicle efficiency from all vehicles compatible with the EVgo network in operation at the end of each year is based on data from Experian and the U.S. Department of Energy. The weighted average vehicle efficiency is applied to the EVgo kWh dispensed in the associated period.

EVgo also serves the rapidly growing EV fleet segment. The Company develops and deploys fleet-charging solutions for light-, medium-, and heavy-duty EV fleets, which represent high volume, repeat customers. Reliable and flexible charging is essential to fleet electrification. EVgo is developing, building, operating and servicing charging assets for fleets at their own depot locations, at off-site charging hubs that EVgo has secured, or via EVgo’s expansive public network. In addition, EVgo may integrate proprietary EVgo OptimaTM software to connect to a fleet’s logistics platform. To date, fleet contracts have often included guaranteed payment streams in exchange for guaranteed network access, which benefits both EVgo and a fleet operator. Whether EVgo retains ownership of the charging infrastructure itself will depend on the terms and conditions of the commercial arrangement with the particular fleet.

To rapidly expand its network, EVgo also offers a white label solution – EVgo eXtendTM – that helps partners invest in and build EV charging stations for their customers. Through EVgo eXtendTM, EVgo leverages its decade-plus track record of operational experience and site design, helping businesses develop charging assets that are serviced through EVgo’s national network. EVgo eXtendTM generates revenue from the site development, engineering and construction of the stations, as well as ongoing revenue through operations, networking, and maintenance of those sites.

In addition to the provision of EV charging infrastructure, EVgo is continuing to develop and deploy innovative software-based, value-added services to drivers and partners. These offerings enhance the customer experience across EVgo’s business segments by layering proprietary technology functionality on top of its leading charging network, with the intention of widening EVgo’s competitive moat and providing accretive revenue streams. In 2021, EVgo developed and deployed regional time-of-use per kilowatt-hour pricing across its California public network, expanded the EVgo reservations offering to more metropolitan markets across the U.S., integrated reservations into the newest subscription pricing plan, EVgo Plus, in California, and extended its EVgo RewardsTM driver loyalty program. In December 2021, EVgo launched a new, customizable mobile app to make charging simple for EV drivers, delivering a user experience that makes switching to an EV more inviting.

Further strengthening its software capability, in 2021 EVgo acquired PlugShare® through its acquisition of Recargo. PlugShare® is the leading global platform for EV drivers to locate and provide information relating to charging stations and provide feedback on their charging experiences, while leveraging tools like Pay With PlugShare® and EV Trip Planner. Beyond its services to EV drivers, PlugShare® delivers data to automakers and other customers through the PlugShare® API and manages the world’s largest EV driver research panel through PlugInsights. EVgo grew its advertising reach through PlugShare®, serving 28 million advertising impressions globally in 2021.

Company History

EVgo Services was formed in October 2010 as NRG EV Services, LLC, a Delaware limited liability company and wholly owned subsidiary of NRG Energy, Inc. (“NRG”), an integrated power company based in Houston, Texas. EVgo began operations in 2011 as a subsidiary of NRG. On June 17, 2016, NRG sold a majority interest in EVgo to Vision Ridge Partners. On January 16, 2020, a subsidiary of LS Power, a private equity investment vehicle focused on power and energy infrastructure, completed its acquisition of EVgo.

The Company was incorporated in Delaware on August 4, 2020 under the name “Climate Change Crisis Real Impact I Acquisition Corporation”. The Company was formed for the purposes of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

On the CRIS Close Date, EVgo Holdco consummated the CRIS Business Combination, with CRIS, Thunder Sub, and the EVgo Parties pursuant to the Business Combination Agreement. Following the CRIS Close Date, the combined company is organized in an “Up-C” structure in which the business of EVgo Holdco and its subsidiaries are held by EVgo OpCo and continue to operate through the subsidiaries of EVgo Holdco, and in which the Company’s only direct assets consist of equity interests in Thunder Sub, which, in turn, holds only EVgo OpCo Units. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview—CRIS Business Combination” and Note 3 to the audited consolidated financial statements of EVgo included elsewhere in this Annual Report for more information.

On the Recargo Acquisition Date, the Company entered into the Recargo Agreement to acquire 100% of the outstanding common stock of Recargo, Inc. On December 29, 2021, Recargo, Inc. converted to Recargo. Recargo operates as a cloud-based data solutions provider in the electric vehicle sector and generates revenue through a variety of services that leverage its user base and its generated data. The Company believes that the acquisition of Recargo will allow it to expand its revenue base and will result in certain synergies within its operations.

Market Overview

The EV charging market is inextricably linked to the general market for EVs, which has experienced significant recent growth. In 2021, new EV registrations were approximately 475,000, an increase of 93% over 2020, according to the International Energy Agency. Market growth is driven by tailwinds such as increased EV model availability and performance, lower upfront prices for EVs, lower total cost of ownership (“TCO”) as compared to internal combustion engine (“ICE”) vehicles, increased range and availability of chargers, and Federal, state and local incentives and regulations. In response to the growing electrification trend, nearly all major automobile manufacturers have committed to the increased production of EV models, with approximately 40 EV models anticipated to be available in 2022 from nearly 20 manufacturers. Additionally, major automobile manufacturers have set aggressive targets for EV sales, with General Motors (“GM”) announcing aims to phase out ICE vehicle sales by 2035, Ford planning on 40%-50% of its global vehicle volume to be all-electric by 2030, Mercedes-Benz committing to be all electric by 2030, and Volvo committing to be all electric by 2030. According to forecasts from the United States Department of Transportation and Bloomberg New Energy Finance (“BNEF”), approximately 5.8 million EVs are expected to be on American roads by 2025, 25 million EVs by 2030 and 114 million by 2040, which would represent over 40% of all automobiles in the United States.

Automobile and battery manufacturers have substantially increased their efforts to offer EVs at a wide range of price points and to develop batteries with higher efficiencies and lower costs. According to Reuters, $515 billion has been invested or committed to EV investment in the next five to ten years by global automobile OEMs. Their investments will expand and put EVs and their associated technologies into mass production, which will underpin optimization of the global EV supply chain. Efforts to date by OEMs have already lowered the upfront costs of EVs, and with further price reductions expected over the next several model years. As measured in terms of TCO, certain classes of EVs are already at or below parity with their ICE counterparts. As overall EV costs decline, more makes and models will reach TCO parity with their ICE equivalents, and the TCO advantage for other types of EVs will expand.

In addition to price and TCO declines, widespread adoption of EVs will require consumer confidence in vehicle range, charger availability and increased model choice. Recent EV models, including the Chevrolet Bolt, Ford Mustang Mach-E, Nissan LEAF S Plus, Polestar 2, Hyundai Kona Electric, VW ID.4, Porsche Taycan 4S, Audi E-Tron, Volvo XC40, and Tesla Models 3/Y/S/X, have eclipsed the 200-mile range per battery, a significant improvement on earlier EV models. Researchers and automotive engineers expect that EV ranges will continue to improve as battery technologies advance and costs decline. Beyond increases in range, broadly expanded EV offerings in the sport utility vehicle (“SUV”), crossover utility vehicle, and pickup truck segments over the next three to five years will greatly expand the market appeal and reach of EVs and further accelerate adoption of EVs.

These advances are further bolstered by incentives and rebates offered by Federal, state, and local governments to encourage the use of EVs. In November 2021, Congress passed and the President signed the Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Law. Among other provisions, this legislation included up to $7.5 billion in funding for electric vehicle charging infrastructure through the Department of Transportation. The U.S. Federal government offers a tax credit for qualified plug-in EVs; the minimum credit is $2,500 and the maximum credit is $7,500, depending on vehicle weight and battery capacity. As currently configured in law, these credits begin to phase out when a vehicle manufacturer reaches certain production levels, and such credit has already been completely phased out for EVs manufactured by GM and Tesla. However, legislation under consideration in Congress, if enacted as currently proposed, would eliminate the manufacturer cap and expand the credit both for used and new electric vehicles. States including California, Colorado, Delaware, Massachusetts, New Jersey, and New York also offer various rebates, grants and tax credits to incentivize both EV and electric vehicle supply equipment (“EVSE”) purchases. EVs are also gaining momentum in the Midwest, and soon states like Illinois will also begin to offer vehicle and EVSE incentives.

Demand for EVs has also been encouraged by regulatory developments and changes in consumer habits. Several states — including California, Oregon, New Jersey, New York, Maryland and Massachusetts — have adopted or proposed mandates for EVs with an aggregate goal of reaching more than eight million EVs on the road by 2030. Additionally, California has enacted its Clean Miles Standard and Incentive Program (the “Clean Miles Standard”) aiming to reduce greenhouse gas emissions from transportation networking companies (“TNCs”), such as rideshare vehicles, through electrification and other means. In 2021, California also approved the Advanced Clean Truck (“ACT”) rule, a regulation that requires an increasing percentage of medium- and heavy-duty trucks sold in the state to be zero emissions. Washington, New York, New Jersey, and Oregon have also adopted the ACT rule. These regulations, combined with a shift toward car-sharing and mobility as a service offering, will rapidly accelerate EV adoption by fleets in the coming years.

EV charging demand is a direct result of the number of EVs operating during a given period, miles traveled by such EVs, and vehicle efficiency of such EVs. The market for fulfilling charging demand is bifurcated between high-powered DC fast and ultra-fast charging and lower powered Level 1 (defined below) and Level 2 (defined below) charging. The demand for different charging types is a function of the EV mix, owner demographics, locational factors, charger availability, pricing and EV use cases (e.g., private ownership, rideshare, delivery and municipally owned fleets, etc.). Lower-powered Level 1 and Level 2 charging is primarily used by EV owners with access to home or workplace charging and currently accounts for the majority of personal EV charging. Level 2 charging is also used by certain fleets that have the ability to charge overnight, have a low daily mileage requirement and return to a centralized location daily. Current DCFC customers are primarily those drivers who need to charge away from home in central business districts, those drivers who do not have access to home or workplace charging, or high-mileage fleets that seek to minimize downtime and maximize miles traveled.

Broadening demographics of EV owners, larger battery sizes, larger EVs with higher kilowatt-hour (“kWh”) usage per mile, increased EV penetration in medium- and heavy-duty vehicle applications, and the proliferation of autonomous vehicle fleets will increase demand for DCFC faster than demand for overall EV charging. According to forecasts from BNEF, fast charging is expected to constitute more than 22% of all public EV charging demand by 2030 as compared to less than 10% in 2021.

While EVs are more readily available and may benefit from first-mover, supply chain and infrastructure availability advantages relative to other non-ICE vehicles, several alternative vehicle types are also being developed which rely on hydrogen, biodiesel or hybrid powertrains for alternatives to fossil fuels. Sales of such vehicles may reduce the number of drivers requiring EV charging infrastructure.

EV Chargers and Standards

Working with the charger manufacturing industry, EVgo has specified and deployed a next generation DC fast charging station architecture whereby modular power units are placed under software management and control, allowing power output to be shared dynamically between vehicles that are simultaneously connected to a charger. EVgo has successfully deployed this architecture and demonstrated that this dynamic power sharing technology reduces upfront capital and ongoing operating costs, maximizing return on investment, while increasing operational flexibility and lowering operating risk. This advanced architecture allows EVgo to meet increasing charging requirements of the future, including higher charging speeds, higher power provisioning, dynamic energy and demand management, access prioritization, queuing management and scheduling across different EV models, customer types and use cases. This modular software-defined design maximizes charger throughput, asset utilization and ease of future power augmentation while eliminating single points of failure risks and improving charger reliability and availability. It also maximizes the number of standardized equipment components, helping to accelerate the learning rate benefits and associated cost reductions of charging hardware over time, and improving the ability to offer higher value-added service offerings in the future.

As EVs proliferate in the transportation ecosystem, the industry is experiencing an ongoing shift toward the standardization of chargers and the introduction of new industry protocols for interoperability.

EV chargers do not come with a “one size fits all” dispenser. EV chargers are typically categorized by their ability to deliver instantaneous amounts of power — as measured in kilowatts (“kW”) — and their charging standards. Current designations based on power level include:

●	DCFCs. DCFCs operate between 200 and 1000V DC and supply at least 50kW. EVgo was the first charging company to deploy 350kW chargers in the United States. DCFCs are almost exclusively available in public locations or commercial applications and are capable of adding range of 100 miles in as little as 5 to 10 minutes, where the actual charge rate is capped by the charging capabilities of the particular EV’s charging profile (with lower capability and older EV models requiring 30 minutes or more for equivalent range) or the DCFC’s maximum charging profile. As of December 31, 2021, EVgo’s network contained 1,670 DCFCs at over 850 locations — the largest public DC fast charging network by number of locations and the first EV charging network in the United States powered by 100% renewable electricity, through the use of RECs. See “— Governmental Regulation — Renewable Energy Markets.”
●	Level 2 AC Chargers. Level 2 chargers operate at 208V or 240V alternating current (“AC”) and supply between 3.6-19.2 kW. A Level 2 charger will not charge a battery as quickly as a DCFC, providing approximately 25 miles of range per hour of charging. Level 2 chargers are often found in homes, workplaces and long dwell time public locations. EVgo currently operates over 1,200 Level 2 AC chargers.
●	Level 1 AC Chargers. Level 1 chargers offer the least amount of power, as they operate at 120V AC, supplying between 1.2-1.8 kW. This is consistent with the power level offered through a standard household outlet Such chargers can generally provide approximately 8-10 miles of range per hour. EVgo’s network does not contain any Level 1 chargers.

In addition to supporting different charging capabilities, EVs in the United States use different charging standards and connector types. These standards are neither interchangeable nor interoperable (without specialized adaptors) and each utilizes a unique connector. Presently, all EV charging standards deliver energy through cables that connect the EV charging station directly to the vehicle using a port located on the exterior of the vehicle. There are currently three standards in use in the United States — CCS, CHAdeMO and Tesla.

●	CCS. The CCS standard is utilized by EVs manufactured by U.S. OEMs (excluding Tesla) and European OEMs. OEMs that produce CCS-enabled vehicles include GM, Ford and BMW. The CCS standard provides for both AC and DC charging.
●	CHAdeMO. The CHAdeMO standard has been utilized by EVs manufactured by Japanese OEMs. OEMs producing CHAdeMO-enabled vehicles include Nissan, Honda and Toyota. The CHAdeMO standard is being phased out in North America with Nissan and Toyota announcing that the next generation of their EVs in the United States will utilize the CCS standard. The CHAdeMO standard provides for DC charging.
●	Tesla. The Tesla standard is proprietary, utilized solely by vehicles manufactured by Tesla, Inc. and supports AC and DC charging. Tesla sells adaptors for AC and DC charging so that their customers can use non-Tesla charging stations. Tesla’s DC adaptor utilizes the CHAdeMO protocol which limits charging speeds to 50KW only on third-party networks. Tesla has announced support for CCS charging on their proprietary network and has made this commercially available in select locations within Europe, where Tesla already adopted the CCS connector type several years ago as their standard DC fast charging connector. In North America where Tesla still uses their proprietary connector type this change may take longer to implement as it requires physical modification of all super charging stations.

Notwithstanding the variety of standards, EVgo’s chargers support all of the above fast charging options. EVgo’s charging stations typically contain both CCS and CHAdeMO cables. Additionally, certain EVgo charging sites offer integrated Tesla charging allowing Tesla drivers to charge without needing a separate adaptor. EVgo plans to expand the number of stations utilizing Tesla Connectors through both retrofits and new development in the near future. Continuing to develop access to seamless, integrated charging for all EV drivers is a core commitment of EVgo.

Products and Services

Retail Charging

The Company sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers, and drivers have the choice to charge as members (with monthly fees and reduced per minute or kWh pricing), through a subscription service, or as non-members. Drivers locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system, or third-party databases that license charger-location information from EVgo. EVgo’s chargers are installed in parking spaces owned or leased by commercial or public-entity property owners, landlords and/or tenants (collectively, the “Site Hosts”) that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. EVgo’s offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attract tenants, employees, customers and visitors, and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through the Company’s owner and/or operator model, in which EVgo is responsible for the installation and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that EVgo pays in exchange for use of the site. EVgo also offers a white label solution – EVgo eXtendTM – that enables Site Hosts to invest in EV charging stations for their customers that are operated and maintained by EVgo.

OEM Charging and Related Services

EVgo is a pioneer in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network. Other related services EVgo currently provides to OEMs include co-marketing, data services and digital application services. EVgo’s OEM relationships are a core customer-acquisition channel.

Commercial Charging

Fleet and Rideshare Public Charging

High volume fleet customers, such as TNCs or delivery services, can access charging infrastructure through EVgo’s vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with, and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. Access to the EVgo public network allows fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals without needing to directly invest capital in charging infrastructure or incur operating costs associated with charging equipment.

ChaaS and Fleet Dedicated Charging

In addition to offering access to its public network, EVgo offers dedicated charging solutions to fleets. Given the diverse nature of the fleet segment, with a wide range of vehicle types, duty cycles, geographic footprints, fleet sizes, and capitalization of the fleet operators, EVgo’s ChaaS and dedicated charging solutions are tailored to meet each fleet’s needs without requiring a fleet to directly incur capital expenditures or operating and management costs related to charging EVs. EVgo most typically builds, owns, and operates charging infrastructure for the exclusive use of a specific fleet customer and is currently offering flexible ownership models, including charging as a service (“ChaaS”). EVgo’s dedicated and ChaaS offerings provide a value proposition for fleets who lack the expertise and the capital to procure, install and manage charging infrastructure. EVgo offers a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for provision of charging services. Together, EVgo’s dedicated charging solutions and public fleet charging services provide fleets with charging infrastructure options that are robust and flexible as the transition to electrified transportation accelerates.

Ancillary Service Offerings

In addition to charging services, EVgo offers a variety of software-driven digital, development, and operations services to customers. These offerings currently include customization of digital applications, charging data integration, loyalty programs, access to chargers behind parking lot, or garage, pay gates and pilots microtargeted advertising, and charging reservations. Through eXtendTM, EVgo also offers maintenance services and development and project management services, including EVSE installation, networking and operations. EVgo continues to evaluate and engage in opportunities to use its foundational expertise in charging infrastructure to provide value-added services to the rapidly growing EV ecosystem while delivering shareholder returns.

Market Opportunity & Strategy

The United States EV market has experienced significant recent growth as the market share of EVs more than doubled in 2021. As adoption accelerates and the market continues to scale, the availability of appropriate charging infrastructure will be critical to enabling consumer and commercial adoption of EVs. Larger (and thus heavier) EV models, such as SUVs and trucks, being made widely available in the coming years, coupled with an increased number of EV fleets, will require a greater number of easily accessible charging outlets. Further, DC charging is expected to grow faster than the overall charging market as EV range increases, battery density grows, and as driver demographics and EV use cases expand. Access to convenient and affordable charging is key to accelerating EV adoption, and EVgo’s mix of public and dedicated high-powered DCFC and low-powered Level 2 offerings positions the Company to take advantage of broadening electrification trends.

EVgo is differentiated as an operator of charging infrastructure focused on high traffic, high density urban, suburban and exurban areas. The Company has an extensive track record in optimized site selection, site development, planning, engineering, construction and operation. In addition, EVgo’s robust underwriting standards and strong balance sheet underpin disciplined capital allocation. Experience as an asset owner and operator also provides the essential ingredients for being a partner of first resort in provision of white label services, creating increased optionality to provide charging services to emerging segments.

The EVgo team has developed expertise and business processes for developing and operating a comprehensive, highly reliable charging network and in selecting and developing quality sites for chargers; managing multi-pronged build projects through engineering, permitting, construction, and commissioning; and operating and maintaining a distributed network of DCFCs across the country.

The core elements of this ongoing strategy include:

●	Identifying Optimal Charging Sites. EVgo utilizes proprietary business intelligence tools to leverage complex financial analytics and proprietary data sets to identify the optimal locations to install charging stations. These tools allow for effective network planning by optimizing site selection, charger configurations, regulatory incentive capture and network design, while taking into account current and projected EV penetration trends and owner demographics, local availability of charging infrastructure, traffic patterns, fleet partner electrification, input from OEMs, government policies and specific site level economic factors.
●	Charging Sites Development, Engineering and Construction. EVgo is able to develop charging sites from initial selection through to energization which includes Site Host partner onboarding, permitting, hardware equipment specification, testing and validation, station configuration design, incentive grant capture and management, construction management and oversight, utility management and commissioning.
●	Charging Sites Operation. EVgo has developed experience and expertise as well as a track record in the industry through the longtime ownership and operation of a network of charging sites. EVgo remotely monitors sites 24/7, manages preventative and corrective maintenance, and operates a 24/7 call center for customers. Leveraging years of operational data, EVgo anticipates the needs of transportation electrification to improve operational effectiveness.
●	Technology-Enabled Products and Services. EVgo invests meaningfully to enhance products and services to maintain a leadership position as a developer, owner and operator of networked charging infrastructure. Continued research and development activities focused on hardware design, station architecture and EVgo’s technology stack and software applications widen EVgo’s competitive moat and offer the potential for high margin accretive revenue streams. Whether it’s an innovative mobile app for EV drivers, a customized portal that provides OEM partners with EVgo network visibility, or development of sophisticated diagnostics delivered to vendors in real time so that equipment functionality can be enhanced, these tech-enabled services allow further strengthening of EVgo’s customer relationships.
●	New Business Lines. EVgo intends to continue investing in new and emerging revenue lines that build on the Company’s foundation of being the owner and operator of the United States’ largest public DC fast charging network by number of locations and strengthen its platform and existing offerings, particularly in areas that offer significant potential for sustainable revenue and strong margins. Fleet contracts, partnerships on highway corridors, and growth in advertising represent three significant opportunities.
●	Disciplined Capital Allocation. EVgo’s capital investments undergo rigorous financial analysis and consideration by the Company’s internal investment committee. Investments are analyzed using several parameters and require each station portfolio to meet or exceed pre-defined internal rate of return and multiple on invested capital criteria in expected and downside cases before approval. Robust underwriting standards reviewed by management and the Board of Directors quarterly underpin such disciplined capital allocation.

●	Maximizing Value for Different Stakeholders. EVgo is committed to providing a best-in-class customer experience for all EV drivers, Site Hosts, and utility, OEM and government partners. Each of EVgo’s products is crafted with this in mind. As EVgo’s geographic footprint and customer reach expand, the services that come with charging at EVgo will also expand.
●	Public Policy Engagement. EVgo is continuously engaged with Federal, state and local regulators, utilities, legislatures and other stakeholders to unlock new markets, shape funding opportunities, reduce electricity rates, implement streamlined EV charging tariffs and interconnection processes, and promote competitive ownership of EVSE. As EVs become readily available nationwide and as Federal infrastructure funding rolls out, EVgo will expand its engagement with state and local officials, increase its public policy outreach and continue its advocacy for policies that advance electric mobility.
●	Pursuing Strategic Acquisitions. EVgo will continue to explore and pursue opportunities to expand its platform and reach, while maximizing shareholder value.

Competition

The charging infrastructure sector is evolving as the EV market grows and expands to serve new drivers – and it is likely to become increasingly competitive.  Key parts of the charging value chain include charging equipment manufacture and sales, charging network operation and ownership, and charging software development. The EV charging companies currently operating in the U.S. – like Blink, ChargePoint, Electrify America, Shell Recharge Solutions (formerly Greenlots), Volta, Tritium, IoTecha, Rhombus, and a few electric utilities – are involved with various parts of this value chain. But given the relatively early stage of electrification as a sector, the business models being pursued by each company are evolving. In general, charging sector incumbents may expand their product offerings and sales strategies, and new competitors may enter the market.

As the charging sector continues to evolve, there are a number of players that are or could emerge as EVgo’s competition. As a leading builder, owner and operator of a public fast charging network, EVgo’s competitors include Electrify America, Blink, Volta, and ChargePoint, as well as the limited number of utilities granted permission by their regulators to own charging assets. As a provider of integrated fleet solutions, EVgo’s competitors include Shell Recharge Solutions, InCharge and ChargePoint, but utilities could emerge as a competitive force in the future, as well as other pure play charging companies aiming to capitalize on the fleet electrification trend.

The principal competitive factors in the industry include charger count, locations and accessibility; DCFC network availability and reliability, scale and local density; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; software-enabled services and overall customer experience; operator brand, track record and reputation; access to equipment vendors and service providers; and access to public policy support and pricing.

Barriers to entry in the EV charging market may erode as a result of government intervention and various support programs, leading to more competitors with a variety of profitability objectives.

EVgo has a competitive advantage in delivering charging services driven by network scale, network design, experience developing and operating DCFC infrastructure, OEM partnerships, fleet and rideshare partnerships, brand equity, longstanding reputation in the industry, differentiated station design and software enabled service offerings, and network effects driven by higher utilization on the EVgo network as compared to competitors.

It should be noted that competition arising from use of other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel economy gasoline and diesel-powered vehicles could inhibit growth in the EV sector.

Suppliers and Service Providers

Charging Equipment and Related Services

EVgo relies on third-party vendors for design, testing and manufacturing of charging equipment. At this stage of the industry, equipment is unique to each supplier with respect to components and aftermarket maintenance and warranty services. As such, equipment and services are currently singularly sourced from each supplier. For the year ended December 31, 2021, Delta and Marubeni provided 37.3% of EVgo’s total charging equipment and services. For the year ended December 31, 2020, ABB, BTC Power, Marubeni and Nationwide provided 84.0% of EVgo’s total charging equipment and services.

EVgo has invested in and maintains long-term relationships with suppliers and service providers. EVgo designs stations and specifies EV chargers in-house and outsources production to an assortment of manufacturers. Based on a rigorous qualification and testing process, the Company has established commercial relationships with multiple EV charger manufacturers including Signet, Delta, BTC, ABB, IoTecha and LiteOn. EVgo typically appoints and manages specialized electrical contractors to perform station construction and perform maintenance activities.  Additionally, EVgo’s charging management software platform was developed and is operated by Driivz.

Electricity

For approximately 55% of EVgo’s charging sites, electricity is purchased for charging stations directly from local utilities as a commercial and industrial customer, with these sites representing approximately 63% of total GWh throughput. Each site qualifies for a certain utility tariff based primarily on maximum instantaneous electric usage measured over a historic period. A typical electricity tariff for a site consists of (i) a fixed charge, generally based on the number of meters on site, (ii) an energy charge based on kWh used, which may vary depending on time of use (including seasons and peak hours), (iii) a demand charge, or cost charged per kW during applicable calculation period, which is often monthly, but which may also vary depending on time of use, and (iv) any applicable state and utility taxes. The remainder of EVgo’s charging sites obtain electricity through the Site Host. EVgo reimburses the Site Host for the cost of the electricity at a negotiated rate, subject to the terms of each Site Host agreement. The negotiated rate varies based on the Site Host’s electricity tariff, the size of the charging site and other financial incentives provided to the Site Host.

Customers, Partnerships and Strategic Relationships

EVgo has established partnerships and strategic relationships with key OEMs, Site Hosts and fleet operators, including GM and Nissan which are discussed further below. These relationships allow EVgo to access new customers and build brand awareness through co-marketing. EVgo may also benefit from promotional programs sponsored by OEMs. In some cases, OEM partners have agreed to provide one-time or ongoing payments related to the build out of EVgo’s charger network. For example, GM has agreed to provide quarterly payments to EVgo as additional fast chargers are added to the network pursuant to a contractual arrangement between GM and EVgo. In all cases, EVgo retains 100% ownership of the chargers built under these OEM programs.

EVgo has established, invested in and maintained long-term relationships with Site Hosts with national and regional multi-site portfolios of commercial and retail properties. EVgo’s Site Hosts span a wide array of industries and locations, including airports, automobile dealers, healthcare/medical facilities, hotels, mixed-use facilities, municipal locations, parks and recreation areas, parking lots, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs and workplace locations. EVgo executes numerous master agreements with Site Hosts that enable the conversion of prospect sites into develop-able locations by standardizing terms and conditions for site control. EVgo’s ownership model is attractive to Site Host partners as it allows them to offer an EV charging amenity to their customers without needing to incur upfront capital expenditures or ongoing operating costs while generating rent revenue from EVgo. The benefits offered to Site Hosts through EVgo’s business model continue to provide EVgo access to the highest quality property owners, grocery store chains, parking garages, airports and convenience stores.

The Company had accounts receivable with two customers that comprised 32.4% and 66.0% of the Company’s total accounts receivable as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, one customer represented 10.5% and two customers represented 23.8% of total revenue. As EVgo and the EV industry continue to grow, EVgo expects revenues will be generated from a larger and an increasingly diverse group of customers and commercial partners. In the ordinary course of business, EVgo engages in active discussions and renegotiations with EVgo’s commercial partners in respect to the solutions it provides and the terms of its agreements, including fees. Most of EVgo’s contracts with EVgo’s commercial partners have multi-year terms, and some have rights to terminate prior to the end of the term. The loss of any of EVgo’s largest commercial partners or the renegotiation of any of EVgo’s largest contracts with its commercial partners could adversely affect EVgo’s results of operations.

General Motors

On July 20, 2020, EVgo entered into a five-year contract with GM (the “GM Agreement”) to build 2,750 fast chargers that EVgo will own and operate as part of the Company’s public network. On November 2, 2021, EVgo entered into an amendment agreement with GM in order to adjust stall installation targets and expand the overall number of chargers to be installed to 3,250 fast chargers. EVgo believes this agreement will serve to accelerate the Company’s development plans and enhance customer acquisition and brand equity among retail drivers. Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on chargers installed.

Under the GM Agreement, EVgo is required to install a total of 3,250 chargers by December 31, 2025, 72% of which are required to be installed by December 31, 2023. Meeting these milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commission or aspects of installation of the chargers the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 93%. In addition to the capital build program, EVgo committed to providing a certain number of new GM EV cars with an EVgo charging credit and limited time access to other EVgo services at a discounted rate.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger-installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event EVgo fails to meet a charger-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages of up to $15.0 million.

As of March 15, 2022, there were approximately 2,500 stalls that had been approved by GM, of which approximately 2,000 stalls were already in the active engineering and construction development pipeline. As of March 15, 2022, EVgo had 85 stalls left to install in order to meet its charger-installation milestone for the quarter ending March 31, 2022. EVgo may not meet the charger-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection resulting from COVID-19 and supply chain disruptions in business operations across the utility, engineering and permitting chain, as well as industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals between utilities and landowners of sites where charger stations will be located.

Nissan

EVgo has executed two program services agreements with Nissan. These agreements provide for a capital build program, joint marketing activities and charging credit programs for purchasers or lessees of Nissan EVs. Under the joint-marketing activities provisions of the first agreement (the “Nissan Agreement”), EVgo was to spend a specified amount annually on joint-marketing activities that were mutually agreed-upon with Nissan. Credits for charging were allocated annually to purchasers or lessees of Nissan EVs and allowed each participant to charge their vehicle for 12 to 24 months at no charge to the participant, up to the amount of the charging credit allocated to such participant. In the event a participant did not use the entire amount of its charging credit within 12 or 24 months, a portion of the remaining dollar value of such credit rolled over to subsequent periods and a portion was retained by the Company.

Under the terms of the Nissan Agreement, purchasers or lessees of Nissan LEAF electric vehicles in certain markets could receive charging services at the Company’s station or a participating third-party charging station. Pursuant to the Nissan Agreement, EVgo was required to support, maintain and make available at least 850 chargers through July 7, 2021. The Company fulfilled all build, support and maintenance obligations under the Nissan Agreement.

On June 13, 2019, EVgo entered into a second agreement with Nissan (the “Nissan 2.0 Agreement”). The Nissan 2.0 Agreement includes a capital-build program requiring the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). Under the terms of the Nissan 2.0 Agreement, the Build Schedule is negotiated at the beginning of each year. All chargers for each program year must be installed by August 31. In 2021, EVgo worked with Nissan to revise the annual Build Schedule to extend the milestone dates. Furthermore, Nissan waived penalties for installation delays in program year one.

EVgo’s ability to meet Build Schedule obligations may be impacted by delays in permitting, slower than expected third-party approvals of certain site acquisitions, delays in utility interconnection resulting from industry adaptation to the requirements of high-powered charger installation, as well as supply chain issues. Going forward, EVgo is uncertain if these, or other potential issues in the procurement, installation, or energization of DCFC, will be resolved in a timely fashion. At this time, EVgo’s ability to meet future Build Schedule obligations may continue to be impacted by circumstances similar to those experienced during the first half of 2021, or other potential issues including, but not limited to, equipment design and procurement, timing of third-party funding agreements, and the siting, permitting, construction, energizing of DCFC or delays in releasing public grant funding.

Nissan has the right to terminate the Nissan 2.0 Agreement, without penalty or obligation of any kind, upon 30 days’ written notice if it is unable to secure funding to make payments required under the Nissan 2.0 Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. As of December 31, 2021, Nissan has fulfilled its annual payment obligations under the Nissan 2.0 Agreement. If Nissan terminates the Nissan 2.0 Agreement due to a lack of funding, EVgo will still be required to perform the following: (i) meet charger installation milestones through the date of termination; (ii) provide an aggregate of $1.6 million in joint marketing activities and (iii) provide $4.8 million worth of charging credits that shall continue to be administered.

Pursuant to the Nissan 2.0 Agreement, as modified by the aforementioned extension and other amendments, EVgo is required to install an aggregate of 210 chargers by February 29, 2024 at a number of sites to be mutually agreed upon during each Build Schedule. Pursuant to the current Build Schedule, EVgo is required to install 58 chargers by August 31, 2022. If the Company fails to meet future Build Schedule obligations, Nissan may invoke a penalty of up to $35,000 per delayed site beyond a designated cure period, up to 61 sites, which would result in adjustment to the consideration received for EVgo’s performance obligations under the Nissan 2.0 Agreement.

Intellectual Property

EVgo protects intellectual property and proprietary rights through patent, trademark, copyrights, trade secret and unfair competition laws, augmented by confidentiality protocols. EVgo undertakes actions as necessary to ensure that its proprietary rights are protected, while at the same time respecting the intellectual property rights of other persons.

As of December 31, 2021, EVgo held 16 patents and had 14 additional patent applications both in the United States and abroad. EVgo continues to regularly assess opportunities for seeking patent protection for those aspects of EVgo’s technology, designs and methodologies that provide a meaningful competitive advantage to the Company.

Governmental Regulation

State, regional and local regulations for installing EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications.

On December 16, 2019, California adopted amendments to the state’s EVSE specifications that prohibit, or will prohibit, public-charging operators from billing customers by the minute within the state. The prohibition on per-minute billing currently applies to all new Level 2 chargers installed or replaced on or after January 1, 2021 and will apply to new

DCFCs installed or replaced on or after January 1, 2023. Chargers installed before 2021 can continue time-based billing until 2031 (for Level 2 chargers) or 2033 (for DCFCs). In 2021, EVgo transitioned to kWh-based pricing at its California DCFCs.

California, Colorado, Florida, Hawaii, Illinois, Maryland, Massachusetts, Minnesota, New York, Oregon, Pennsylvania, Utah, Virginia, Washington and the District of Columbia have determined that companies that sell EV charging services to the public will not be regulated as utilities. While these individual state determinations are not binding on any other regulator or jurisdiction, they demonstrate a trend in the way states view the nascent EV charging industry. Other jurisdictions are in the process of adopting such reforms. The determination not to regulate the Company as a utility generally provides the Company with greater flexibility to set rates and frees the Company from being subject to more burdensome regulatory requirements.

Grants and Incentives

EVgo continuously pursues public grants, subsidies and incentives to reduce capital expenditures. EVgo has dedicated, and plans to continue to dedicate, a variety of internal and external resources to monitor, submit for, and utilize available grant, subsidy and incentive funding for the development of DCFCs on a state, local and national level. EVgo generally informs network expansion and local build plans based on expected timing for and availability of funding of this type. EVgo has received grants from the California Energy Commission, Bay Area Air Quality Management District, Florida Department of Environmental Protection, Pennsylvania Department of Environmental Protection, Colorado Energy Office, Maryland Energy Administration, North Carolina Department of Environmental Quality and the Virginia Department of Environmental Quality. As an example of these grants, on August 9, 2018, the Virginia Department of Environmental Quality selected EVgo as the recipient of an approximately $14.0 million award to develop a statewide public charging network. Under the terms of the award, the Virginia network will be developed over three one-year investment cycles, with options to extend. As of December 31, 2021, EVgo had approximately 70 DC fast chargers left to be installed under the Virginia Department of Environmental Quality award. EVgo exercised the option to extend the investment cycle by two years.

EVgo intends to continue to vigorously seek additional grants, rebates, subsidies and incentives as an effective avenue to reduce its capital investment in the promotion, purchase and installation of charging stations where applicable.

Government Regulations to Enhance EV Adoption

The regulations mandated by the National Highway Transit Safety Administration (“NHTSA’s”) Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. These standards have been established through Model Year 2026 for light-duty vehicles; however, in September 2021, the Biden Administration proposed to significantly increase these standards for model years 2024-2026, and EVgo expects the administration to set standards for future model years as well. Although EVgo is not a car manufacturer, and thus not directly subject to the CAFE standards, such standards may still indirectly affect EVgo’s business. The adoption of more stringent Federal standards may create further incentives for vehicle manufacturers to increase their EV offerings, which would likely result in increased demand for charging services. Additionally, several states, such as California, Massachusetts, and New York, have adopted or are considering adopting bans on the sale of internal combustion engine vehicles by 2035.

Waste Handling and Disposal

EVgo is subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency (the “EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.

The Company may also generate or dispose of solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of EVgo’s charging stations may be excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, the Company may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or in EVgo’s ability to qualify the materials the Company uses for exclusions under such laws and regulations, could adversely affect EVgo’s operating expenses.

Renewable Energy Markets

As part of EVgo’s business strategy, the Company markets the electricity provided from EVgo’s charging stations as 100% renewable. Any claims EVgo makes to consumers about EVgo’s use of renewable energy are subject to regulation by the Federal Trade Commission (“FTC”). The FTC Green Guides require all non-renewable energy use to be matched with RECs in order to make renewable energy claims and may also require certain statements regarding the sources of renewable energy and related RECs. Failure to comply with such regulations can result in substantial monetary penalties or otherwise impact EVgo’s results of operations. Therefore, the Company purchases certified RECs in order to qualify the electricity the Company distributes through charging stations as renewable energy and will continue to purchase certified RECs in the future to substantiate claims that EVgo’s charging stations are powered by 100% renewable energy.

Additionally, as part of EVgo’s business model, the Company projects the number of RECs needed and purchases such RECs to meet this projection. Failure to accurately project EVgo’s REC needs may result in the purchasing of RECs on the spot market in order to maintain compliance with applicable regulations. If material, this may adversely affect EVgo’s business and financial condition.

LCFS Credits

The Company derives a portion of EVgo’s revenue from selling regulatory credits earned for participating in Low Carbon Fuel Standard (“LCFS”) programs in markets where such programs are active — currently in California and Oregon. EVgo earns credits for the sale of energy and, in certain cases, the installation of DCFC infrastructure under California’s Fast Charging Infrastructure (“FCI”) program. EVgo sells credits earned through these programs to entities obligated to purchase the credits for compliance or through exchanges. EVgo actively seeks to maximize the number of credits generated per kWh of energy sold by sourcing renewable electricity. EVgo’s management is actively monitoring proposed LCFS programs in other states, such as Massachusetts, New York, Colorado, Washington and New Mexico as potential future revenue streams. The availability of such credits depends on continued governmental support for these programs and regulatory frameworks that make it possible for EVgo to participate in these credit markets.

ESG Matters

The Company views ESG as integral to EVgo’s business strategy. EVgo strives to protect the environment and help tackle climate change, accelerating the transition to clean energy. EVgo is also committed to the promotion of sustainable communities and the promotion of equal access. Excellence in ESG provides a benefit to EVgo’s stakeholders and the communities in which EVgo operates.

Employees

As of March 15, 2022, EVgo had 225 employees, including 219 regular full-time employees. None of EVgo’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes in maintaining positive relationships with EVgo’s employees.

Item 1A. Risk Factors.

Investing in EVgo’s securities involves risks. Before you make a decision to buy EVgo’s securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm EVgo’s business, financial condition, liquidity and results of operations. As a result, the market price of EVgo’s securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that EVgo faces. Additional risks and uncertainties not presently known to the Company or that EVgo currently believes to be immaterial may become material and adversely affect EVgo’s business.

Summary of Risk Factors

The following summarizes the risks facing EVgo’s business, all of which are more fully described below. This summary should be read in conjunction with the Risk Factors below and should not be relied upon as an exhaustive summary of the material risks facing EVgo’s business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to EVgo.

Risks Related to EVgo’s Business

●	EVgo is an early-stage company with a history of operating losses and expects to incur significant expenses and continuing losses at least for the near- and medium-term.
●	EVgo’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.
●	EVgo’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
●	EVgo currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.
●	Because EVgo is currently dependent upon a limited number of customers and OEM partners, the loss of a significant customer or OEM partner could adversely affect EVgo’s operating results.
●	EVgo will be required to install a substantial number of chargers under EVgo’s agreement with GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant.
●	The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, could have a material adverse effect on EVgo’s business and results of operations.
●	EVgo relies on a limited number of vendors for EVgo’s charging equipment and related support services. A loss of any of these partners would negatively affect EVgo’s business.
●	EVgo’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as EVgo expands the scope of such services with other parties.
●	Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.
●	Many of EVgo’s facilities are located in active earthquake zones or in areas susceptible to hurricanes, wildfires and other severe weather events, which would be impacted by the effects of climate change. An earthquake, a wildfire, a major hurricane or other types of disasters or resource shortages, including public safety power shut-offs that have occurred and will continue to occur in California or other states, could disrupt and harm EVgo’s operations and those of EVgo’s customers.
●	EVgo is dependent upon the availability of electricity at EVgo’s current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect EVgo’s business and results of EVgo’s operations.
●	Some of EVgo’s business objectives are dependent upon the purchase of RECs and an increase in the cost of such certificates may adversely impact EVgo’s business and results of operations.

Risks Related to the EV Market

●	Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for EVgo’s products and services.

●	The rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on EVgo’s network as much as expected. Future demand for battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.
●	EVgo derives a substantial portion of EVgo’s revenue from the sale of regulatory credits. There are a number of factors beyond EVgo’s control that could have a material adverse effect on EVgo’s ability to generate such revenue.
●	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.

Risks Related to EVgo’s Technology, Intellectual Property and Infrastructure

●	EVgo may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive, and EVgo’s business could be adversely affected.
●	EVgo’s business may be adversely affected if the Company is unable to protect its technology and intellectual property from unauthorized use by third parties.
●	The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.
●	Interruptions, delays in service, communications outages or inability to increase capacity at third-party data center facilities could impair the use or functionality of EVgo’s subscription services, harm EVgo’s business and subject the Company to liability.

Financial, Tax and Accounting-Related Risks

●	EVgo has identified material weaknesses in its internal control over financial reporting. If EVgo is unable to remediate these material weaknesses, or if EVgo identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of EVgo’s consolidated financial statements or cause the Company to fail to meet EVgo’s periodic reporting obligations.
●	Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect EVgo’s and EVgo OpCo’s business and future profitability.
●	As a result of plans to expand EVgo’s business operations, including to jurisdictions in which tax laws may not be favorable, EVgo’s and EVgo OpCo’s obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect EVgo’s or EVgo OpCo’s after-tax profitability and financial results.

Risks Related to EVgo’s “Up-C” Structure and the Tax Receivable Agreement

●	EVgo Holdings owns the majority of EVgo’s voting stock and therefore has the right to appoint a majority of EVgo’s board members, and its interests may conflict with those of other stockholders.
●	EVgo’s only principal asset is EVgo’s interest in Thunder Sub, which, in turn, holds only units issued by EVgo OpCo; accordingly, EVgo depends on distributions from EVgo OpCo and Thunder Sub to pay taxes and make payments under the Tax Receivable Agreement and cover EVgo’s corporate and other overhead expenses.
●	EVgo will be required to make payments under the Tax Receivable Agreement for certain tax benefits that EVgo may claim, and the amounts of such payments could be significant.
●	In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

Risks Related to Legal Matters and Regulations

●	Privacy concerns and laws, or other regulations, may adversely affect EVgo’s business.
●	Increasing attention to ESG matters may adversely impact EVgo’s business.

Risks Related to EVgo’s Securities

●	EVgo is a “controlled company” within the meaning of the rules of the Nasdaq and the rules of the SEC. As a result, EVgo qualifies for, and relies on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.

●	Provisions in EVgo’s Second Amended and Restated Certificate of Incorporation (the “Charter”) and Delaware law may have the effect of discouraging lawsuits against EVgo’s directors and officers.
●	Provisions in EVgo’s Charter may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for Class A common stock and could entrench management.
●	Warrants are exercisable for EVgo’s Class A common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to EVgo’s stockholders.

Risk Factors

Risks Related to EVgo’s Business

EVgo is an early-stage company with a history of operating losses and expects to incur significant expenses and continuing losses at least for the near- and medium-term.

EVgo has a history of operating losses and negative operating cash flows. As of December 31, 2021, EVgo had a cash balance of $485.2 million and working capital of $459.5 million. EVgo’s net cash inflow for the year ended December 31, 2021 was $477.3 million. While EVgo believes EVgo’s cash on hand as of December 31, 2021 is sufficient to meet EVgo’s current working capital and capital expenditure requirements, there can be no assurance that EVgo will be able to achieve and maintain profitability in the future. EVgo’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers and fleet operators, the widespread adoption of electric trucks and other vehicles, and other electric transportation modalities, continued support from regulatory programs and, in each case, the use of EVgo’s chargers, any of which may not occur at the levels EVgo currently anticipates or at all. EVgo may need to raise additional financing through loans, securities offerings or additional investments in order to fund EVgo’s ongoing operations. There is no assurance that EVgo will be able to obtain such additional financing or that EVgo will be able to obtain such additional financing on favorable terms.

EVgo’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.

EVgo’s growth is highly dependent upon the adoption of EVs both by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, increasing consumer choice as it relates to available EV models, their pricing and performance, evolving government regulation and industry standards, changing consumer preferences and behaviors, intensifying levels of concern related to environmental issues, and governmental initiatives related to climate change and the environment generally. EVgo’s revenues are driven in large part by EV drivers’ driving and charging behavior. Potential shifts in behavior may include but are not limited to changes in annual vehicle miles traveled, preferences for urban vs. suburban vs. rural and public vs. private and DC vs. Level 2 charging, demand from rideshare or urban delivery fleets, and the emergence of autonomous vehicles and/or new forms of mobility. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. Public DC fast charging, in particular, may not develop as expected and may fail to attract projected market share of total EV charging. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, EVgo’s growth would be reduced and EVgo’s business, prospects, financial conditions and operating results would be harmed. Additionally, EVgo’s ability to capture the growth in the EV market, grow EVgo’s customer base and achieve and sustain profitability will depend, to a significant extent, on EVgo’s ability to effectively expand EVgo’s sales and marketing operations and activities. The market for EVs could be affected by numerous factors, such as:

●	perceptions about EV features, quality, driver experience, safety, performance and cost;
●	perceptions about the limited range over which EVs may be driven on a single battery charge and about availability and access to sufficient public EV charging stations;
●	competition, including from other types of alternative fuel vehicles (such as hydrogen fuel cell vehicles), plug-in hybrid EVs and high fuel-economy ICE vehicles;
●	increases in fuel efficiency in legacy ICE and hybrid vehicles;
●	volatility in the price of gasoline and diesel at the pump;
●	EV supply chain disruptions including but not limited to availability of certain components (e.g., semiconductors), ability of EV OEMs to ramp-up EV production, despite both technological and logistical challenges (such as component shortages, exacerbated port congestion and intermittent supplier shutdowns and delays, product recalls due to quality control issues, etc.), which have resulted in additional costs and production delays, availability of batteries and battery materials;
●	concerns regarding the stability of the electrical grid;
●	the decline of an EV battery’s ability to hold a charge over time;
●	availability of services and spare parts for EVs;
●	consumers’ perception about the convenience, speed, and cost of EVs and EV charging;
●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;
●	relaxation of government mandates or quotas regarding the sale of EVs;
●	the number, price and variety of EV models available for purchase; and
●	concerns about the future viability of EV manufacturers.

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and EVgo’s products and services in particular.

While many global OEMs and several new market entrants have announced plans for new EV models, the lineup of EV models with increasing fast charging needs expected to come to market over the next several years may not materialize in that timeframe or may fail to attract sufficient customer demand. Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect EVgo’s business, financial condition and operating results.

EVgo has recently experienced rapid growth. If EVgo fails to manage growth effectively, EVgo’s business, operating results and financial condition would be adversely affected.

EVgo has experienced rapid growth in recent periods. For example, the number of employees has grown from 57 in December 2017 to 225 in December 2021. The expected continued growth and expansion of EVgo’s business may place a significant strain on management, business operations, financial condition and infrastructure and corporate culture.

With continued fast growth, EVgo’s information technology systems and EVgo’s internal control over financial reporting and procedures may not be adequate to support EVgo’s operations and may allow data security incidents that may interrupt business operations and allow third parties to obtain unauthorized access to business information or misappropriate funds. EVgo may also face risks to the extent such third parties infiltrate the information technology infrastructure of EVgo’s contractors.

To manage growth in operations and personnel, EVgo will need to continue to improve EVgo’s operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect EVgo’s business performance and operating results. EVgo’s strategy is based on a combination of growth and maintenance of strong performance on EVgo’s existing asset base, and any inability to scale, maintain customer experience or manage operations at EVgo’s charging stations may impact EVgo’s growth trajectory.

EVgo’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Estimates of future EV adoption in the United States, the total addressable market, serviceable addressable market for EVgo’s products and services and the EV market in general are included in this Annual Report. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the COVID-19 pandemic recovery pace. EVgo’s internal estimates relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, capacity of automotive and battery OEMs and ability of charging infrastructure to address this demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for public and commercial fast charging and future fast charging throughput or EVgo market share capture are difficult to predict. The estimated addressable market may not materialize in the timeframe of EVgo’s internal projections, if ever, and even if the markets meet the size estimates and growth estimates presented, EVgo’s business could fail to grow at similar rates.

EVgo currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.

The EV charging market is relatively new and EVgo currently faces competition from a number of companies. There are a number of EV charging companies operating in the U.S. that pursue various business models which are constantly evolving including Electrify America, Blink, ChargePoint, Shell, IoTecha, Rhombus, BP as well as local utilities and retailers. EVgo competes with some or all of these companies across a number of industry segments, including retail and fleet. The principal competitive factors in the industry include charger count, locations and accessibility; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; the software-enabled services offered and overall customer experience; operator brand, track record and reputation; access to equipment vendors, service providers, and policy incentives and pricing. Competitors may be able to respond more quickly and effectively than EVgo to new or changing opportunities, technologies, standards or customer requirements, and may be better equipped to initiate or withstand substantial price competition.

In addition, there are other means for charging EVs, which could affect the level of demand for charging at EVgo’s DCFCs. For example, Tesla Inc. (“Tesla”) continues to build out its supercharger network across the United States for Tesla vehicles, which could reduce overall demand for EV charging at EVgo’s sites. Tesla may also open its supercharger network to support charging of non-Tesla EVs in the future, which could further reduce demand for charging at EVgo’s sites. Also, other companies sell chargers designed for customers seeking to have on premise EV charging capability as well as for home or workplace charging, which may reduce the demand for fast charging if EV owners find “slow” charging at a workplace, at home, or other parking locations to be sufficient. Municipalities may decide to convert street lighting poles and lampposts to public charging points for EV drivers who rent, have no access to home charging, or park their EVs on the street, potentially reducing EVgo’s serviceable markets. Retailers, utilities or other Site Hosts or commercial, municipal and Federal fleet businesses may opt to become owners and operators of public or private EV fast charging equipment and purchase that equipment and associated management software directly from vendors in the marketplace.

The EV charging business may become more competitive, pressuring future increases in utilization and margins. Competition is still developing and is expected to increase as the number of EVs sold increases. Barriers to entry in the EV charging market may erode as a result of government intervention and various support programs, leading to more competitors with a variety of profitability objectives.

Because EVgo is currently dependent upon a limited number of customers and OEM partners, the loss of a significant customer or OEM partner could adversely affect EVgo’s operating results.

Given the nascent stage of the industry, a limited number of contractual commercial customers and OEM partners currently account for a substantial portion of EVgo’s income. For the years ended December 31, 2021 and 2020, one customer represented 10.5% and two customers represented 23.8% of total revenue, respectively. EVgo’s operating projections are currently contingent on EVgo’s performance under EVgo’s commercial contracts. At least in the short term, EVgo expects that a majority of EVgo’s sales outside of the retail customer market will continue to come from a concentrated number of commercial customers and OEM partners. EVgo expects a substantial portion of EVgo’s cash receipts in the near future to be from a limited number of OEM partners and, as a result, will be subject to any risks specific to those entities and the jurisdictions and markets in which they operate, including their ability to develop a portfolio of EV models and attract customers for those models. EVgo may be unable to accomplish EVgo’s business plan to diversify and expand EVgo’s customer and OEM partner base by attracting a broad array of customers and OEM partners, which could negatively affect EVgo’s business, results of operations and financial condition.

EVgo will be required to install a substantial number of charger stalls under EVgo’s agreement with GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant.

Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on charger stalls installed. Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by December 31, 2025, 72% of which are required to be installed by December 31, 2023. The GM Agreement calls for a year-over-year increase in annual charger stall additions in each of 2022 and 2023 before the installation run rate declines post 2023. Meeting these milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commission or aspects of installation of the charger stalls EVgo is obligated to develop. In addition, EVgo is required to maintain network availability (i.e., the percentage of time a charger stall is operational and available on the network) of at least 93%.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger-installation milestones or fail to maintain the specified level of network availability. In the event EVgo fails to meet a charger-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages of up to $15.0 million.

EVgo may not meet the charger-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning, and utility interconnection resulting from COVID-19 disruptions in business operations across the engineering and permitting chain, as well as industry and regulatory adaptation to the requirements of high-powered charger installation including slower than expected third-party approvals of certain site acquisitions and site plans, as well as supply chain issues. As of March 15, 2022, EVgo had 85 chargers left to install in order to meet its charger-installation milestone for the quarter ending March 31, 2022. As of March 15, 2022, approximately 2,500 stalls had been approved by GM, of which approximately 2,000 stalls were already in the active engineering and construction development pipeline. Under the terms of the GM Agreement, GM and EVgo can agree to adjust quarterly charger installation milestones from time to time, provided the quarterly targets for an applicable calendar year must equal the annual target for such year. Going forward, it is uncertain if these, or other potential issues in the procurement, installation, or energization of chargers, will be resolved in a timely fashion.

Nissan has the right to terminate its agreements with the Company in certain circumstances. Additionally, EVgo may be subject to monetary penalties if EVgo is unable to fulfill EVgo’s obligations under EVgo’s agreements with Nissan.

On June 13, 2019, EVgo and Nissan entered into the Nissan 2.0 Agreement. The Nissan 2.0 Agreement includes a capital-build program requiring the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a Build Schedule. Under the terms of the Nissan 2.0 Agreement, the Build Schedule is negotiated at the beginning of each year. All chargers for each program year must be installed by August 31. In 2021, EVgo worked with Nissan to revise the annual Build Schedule to extend the milestone dates. Furthermore, Nissan waived penalties for installation delays in program year one.

EVgo’s ability to meet Build Schedule obligations may be impacted by delays in permitting, slower than expected third-party approvals of certain site acquisitions, delays in utility interconnection resulting from industry adaptation to the requirements of high-powered charger installation, as well as supply chain issues. Going forward, EVgo is uncertain if these, or other potential issues in the procurement, installation, or energization of DCFC, will be resolved in a timely fashion. If the Company fails to meet future Build Schedule obligations, Nissan may invoke a penalty of up to $35,000 per delayed site, up to 61 sites.

At this time, EVgo believes that its ability to meet future Build Schedule obligations may continue to be impacted by circumstances similar to those experienced during the first half of 2021, or other potential issues including, but not limited to, equipment design and procurement, timing of third-party funding agreements, and the siting, permitting, construction, energizing of DCFC, or delays in releasing public grant funding.

Nissan has the right to terminate the Nissan 2.0 Agreement, without penalty or obligation of any kind, upon 30 days’ written notice if it is unable to secure funding to make payments required under the Nissan 2.0 Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. As of December 31, 2021, Nissan has fulfilled its annual payment obligations under the Nissan 2.0 Agreement. If Nissan terminates the Nissan 2.0 Agreement due to a lack of funding, EVgo will still be required to perform the following: (i) meet charger installation milestones through the date of termination; (ii) provide an aggregate of $1.6 million in joint marketing activities and (iii) provide $4.8 million worth of charging credits that shall continue to be administered. If Nissan terminates this agreement with EVgo, it may have adverse effects on EVgo’s revenues and results of operations.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, could have a material adverse effect on EVgo’s business and results of operations.

The global or national outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, may adversely impact EVgo’s employees and operations and the operations of EVgo’s customers, suppliers, vendors and business partners and negatively impact demand for EV charging. The impact of COVID-19 has resulted in significant volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities has led to overall reduced economic activity. The COVID-19 pandemic, vaccine mandates and other measures taken by Federal, state and local governments to stop the spread of COVID-19 has impacted EVgo’s operations through reduced demand for EV charging, construction delays and supply chain and shipping constraints. See “—Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — COVID-19 Outbreak.”

In addition, EVgo has modified EVgo’s business practices in response to the COVID-19 pandemic and currently allow all non-essential personnel to work from home. EVgo has implemented various safety protocols for essential personnel who must leave their homes for work such as requiring regular certifications of health status to such employees’ supervisors and EVgo’s human resources department. EVgo may take further actions as may be required by government authorities or that EVgo determines are in the best interests of EVgo’s employees, customers, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic impacts EVgo’s business, prospects and results of operations will depend on future developments, which cannot be predicted, including, but not limited to, the duration, spread and severity of the pandemic, the emergence of new COVID-19 variants, the actions to contain COVID-19 or treat its impact, and when and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of customers, suppliers, vendors, permitting agencies, utilities and business partners to perform, including third-party suppliers’ ability to provide components and materials used in charging stations or in providing installation or maintenance services. Even after the COVID-19 pandemic has subsided, EVgo may continue to experience an adverse impact to EVgo’s business as a result of the pandemic’s global economic impact, including any recession that may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and levels of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could each have a material adverse effect on the demand for EVgo’s products and services.

EVgo relies on a limited number of vendors for EVgo’s charging equipment and related support services. A loss of any of these partners would negatively affect EVgo’s business.

EVgo relies on a limited number of vendors for design, testing and manufacturing of charging equipment which at this stage of the industry is unique to each supplier and thus singularly sourced with respect to components as well as aftermarket maintenance and warranty services. For the year ended December 31, 2021, EVgo had two vendors that provided 37.3% of EVgo’s total charging equipment and services. For the year ended December 31, 2020, EVgo had four vendors that provided 84.0% of EVgo’s total charging equipment and services. This reliance on a limited number of vendors increases EVgo’s risks, since EVgo does not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to availability of certain key components such as semiconductors, EVgo may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. See “—Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.” Thus, EVgo’s business would be adversely affected if one or more of EVgo’s vendors is impacted by any interruption at a particular location.

As the demand for public fast charging increases, the charging equipment vendors may not be able to dedicate sufficient supply chain, production, or sales channel capacity to keep up with the required pace of charging infrastructure expansion. In addition, as the EV market grows, the industry may be exposed to deteriorating design requirements, undetected faults or the erosion of testing standards by charging equipment and component suppliers, which may adversely impact the performance, reliability and lifecycle cost of the chargers. If EVgo or EVgo’s suppliers experience a significant increase in demand, or if EVgo needs to replace an existing supplier, EVgo may not be able to supplement service or replace them on acceptable terms, which may undermine EVgo’s ability to install chargers in a timely manner. For example, it may take a significant amount of time to identify a vendor that has the capability and resources to supply and/or service charging equipment in sufficient volume. Identifying and approving suitable vendors could be an extensive process that requires the Company to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant vendor would have an adverse effect on EVgo’s business, financial condition and operating results.

Further, should the Federal government and Congress require that charging equipment be manufactured in the U.S. in order to access Federal financial support or secure contracts with the Federal government, EVgo will have to source equipment from alternative vendors or work with current vendors to develop manufacturing capacity in the U.S. to participate in the covered Federal programs.

EVgo’s business is subject to risks associated with construction, cost overruns and delays, and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as EVgo expands the scope of such services with other parties.

Charger installation and construction is typically performed by third-party contractors managed by the Company. The installation and construction of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires local utility cooperation in design and interconnection request approval and commissioning, as well as various local and other governmental approvals and permits that vary by jurisdiction. In addition, building codes, accessibility requirements, utility interconnect specifications, review, approval or study lead time or regulations may hinder EV charger installation and construction because they end up costing the developer or installer more in order to meet the code requirements. In addition, increased demand for the components necessary to install and construct charging stations could lead to higher installed costs. Meaningful delays or cost overruns caused by EVgo’s vendor supply chains, contractors, utility upgrades scope and delays, or inability of local utilities and approving agencies to cope with the level of activity may impact EVgo’s Build Schedule and revenue recognition in certain cases and/or impact EVgo’s relationships, either of which could impact EVgo’s business and profitability, pace of growth and prospects. For example, the installation of charger stalls under the GM Agreement have required significant utility upgrades to accommodate the higher capacity chargers. Delays in these upgrades have in turn caused delays in the construction of the chargers pursuant to the GM Agreement. If these delays continue or worsen, EVgo may not meet the charger-installation milestones under the GM Agreement. See “— EVgo will be required to install a substantial number of chargers under EVgo’s agreement with GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant.”

Working with contractors may require the Company to obtain licenses or require EVgo or EVgo’s customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation and construction project. If these contractors are unable to provide timely, thorough and quality installation-related services, EVgo could fall behind EVgo’s construction schedules or cause customers to become dissatisfied with the solutions EVgo offers. As the demand for public fast charging increases and qualification requirements for contractors become more stringent, EVgo may encounter shortages in the number of qualified contractors available to complete all of

EVgo’s desired installations. If EVgo fails to timely pay EVgo’s contractors, they may file liens against EVgo’s Site Hosts’ properties, which EVgo is required to remove.

EVgo’s business model is predicated on the presence of qualified and capable electrical and civil contractors and subcontractors in the new markets EVgo intends to enter. There is no guarantee that there will be an adequate supply of such partners. A shortage in the number of qualified contractors may impact the viability of the business plan, increase risks around the quality of works performed and increase costs if outside contractors are brought into a new market.

In addition, EVgo’s network expansion plan relies on EVgo’s site development efforts, and EVgo’s business is exposed to risks associated with receiving site control and access necessary for the construction of the charging station and operation of the charging equipment, electrical interconnection and power supply at identified locations sufficient to host chargers on a timely basis. EVgo generally does not own the land at the charging sites and rely on the site licenses with Site Hosts that convey the right to build, own, and operate the charging equipment on the site. EVgo may not be able to renew the site licenses or retain site control. The process of establishing or extending site control and access could take longer or become more competitive. As the EV market grows, competition for premium sites may intensify, the power distribution grid may require upgrading, electrical interconnection with local utilities may become competitive, all of which may lead to delays in construction and/or commissioning. As a result, EVgo may be exposed to increased interconnection costs and utility fees, as well as delays, which may slow the pace of EVgo’s network expansion.

Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.

Global trade conditions and consumer trends that originated during the COVID-19 pandemic continue to persist and have created significant disruptions to the global supply chain, which may impact EVgo’s ability to obtain charging equipment and other supplies necessary for EVgo’s business on a timely basis and at anticipated costs. Additionally, a global shortage of semiconductors has been reported since early 2021 and has caused challenges in the manufacturing industry and impacted the EV supply chain as well. Any continued or new supply chain disruptions, or shortages in the availability of charging equipment from EVgo’s suppliers, could adversely affect EVgo’s business and operating results.

In addition, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact EVgo’s supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and could adversely affect EVgo’s supply chain, which, in turn, could affect EVgo’s business and operating results.

If EVgo is unable to attract and retain key employees and hire qualified management, technical, engineering, financial, legal, sales, marketing and business development personnel, EVgo’s ability to compete and successfully grow EVgo’s business and customer base would be harmed.

EVgo’s success depends, in part, on EVgo’s continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively would adversely affect EVgo’s business. Competition for employees can be intense and the ability to attract, hire and retain them depends on EVgo’s ability to provide meaningful work at competitive compensation. EVgo may not be able to attract, assimilate, develop or retain qualified personnel in the future, and failure to do so would adversely affect EVgo’s business, including the execution of EVgo’s growth business strategy.

EVgo may need to raise additional funds and these funds may not be available when needed or may be available only on unfavorable terms.

EVgo may need to raise additional capital in the future to further scale EVgo’s business and expand EVgo’s charging network. EVgo may raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or through grant funding. EVgo cannot be certain that additional funds or incentives will be available on favorable terms when required, or at all, or that EVgo will be able to capture expected grant funding under various existing and new state and local programs in the future. If EVgo cannot raise additional funds when needed, EVgo’s financial condition, results of operations, business and prospects could be materially and adversely affected. If EVgo raises funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict EVgo’s business, or other unfavorable terms. In addition, to the extent EVgo raises funds through the sale of additional equity securities, EVgo’s stockholders would experience additional dilution.

Many of EVgo’s facilities are located in active earthquake zones or in areas susceptible to hurricanes, wildfires and other severe weather events, which would be impacted by the effects of climate change. An earthquake, a wildfire, a major hurricane or other types of disasters or resource shortages, including public safety power shut-offs that have occurred and will continue to occur in California or other states, could disrupt and harm EVgo’s operations and those of EVgo’s customers.

Many of EVgo’s facilities are located in California, an active earthquake zone, and Florida and Texas, areas susceptible to hurricanes. The occurrence of a natural disaster such as an earthquake, hurricane, drought, flood, fire (such as the recent extensive wildfires in California, Oregon and Colorado), localized extended outages of critical utilities (as seen in California and Texas) or transportation systems, or any critical resource shortages could cause a significant interruption in EVgo’s business, damage or destroy EVgo’s facilities or inventory, and cause the Company to incur significant costs, any of which could harm EVgo’s business, financial condition, and results of operations. Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact EVgo’s business. Such physical risks may result in damage to EVgo’s facilities or otherwise adversely impact operations. The insurance EVgo maintains against fires, earthquakes, hurricanes and other disasters and damage may not be adequate to cover losses in any particular case.

In addition, rolling public safety power shut offs in California or other states can affect throughput and/or user acceptance of EVs, as charging may be unavailable at the desired times, or at all during these events. These shut offs could also affect the ability of fleet operators to charge their EVs, which, for example, could adversely affect transportation schedules or any service level agreements to which either EVgo or the fleet operator may be a party. If these events persist, the demand for EVs could decline, which would result in reduced demand for charging.

Further, severe natural disasters could affect vendors’ data centers in a temporal or longer-term fashion which would adversely affect EVgo’s ability to operate EVgo’s network.

EVgo’s charging stations are often located in areas that are publicly accessible and may be exposed to vandalism or misuse by customers or other individuals, which would increase EVgo’s replacement and maintenance costs.

EVgo’s public chargers may also be exposed to vandalism or misuse by customers and other individuals, increasing wear and tear of the charging equipment. Such increased wear and tear could shorten the usable lifespan of the chargers and require the Company to increase EVgo’s spending on replacement and maintenance costs.

EVgo is dependent upon the availability of electricity at EVgo’s current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect EVgo’s business and results of EVgo’s operations.

The operation and development of EVgo’s charging stations is dependent upon the availability of electricity, which is beyond EVgo’s control. EVgo’s charging stations are affected by problems accessing electricity sources, such as planned or unplanned power outages. In recent years, shortages of electricity have resulted in increased costs to users and interruptions in service. In particular, California has experienced rolling blackouts due to excessive demands on the electrical grid or as precautionary measures against the risk of wildfire. Similarly, in 2021, Texas experienced failures in its electrical grid due to severe weather. In the event of a power outage, EVgo will be dependent on the utility company, and in some cases the Site Host, to restore power. Any prolonged power outage could adversely affect customer experience and EVgo’s business and results of operations.

Changes in utility electricity pricing or new and restrictive constructs from regulations applicable to pricing may adversely impact future operating results. For example, some jurisdictions have required the Company to switch from pricing on a per-minute basis to a per-kWh basis, and other jurisdictions may follow suit. Utility rates may change in a way that adversely affects fast charging or in a way that may limit EVgo’s ability to access certain beneficial rate schedules.

In addition, utilities or other regulated entities with monopoly power may receive authority to provide charging services that result in an anti-competitive advantage relative to the Company and other private sector operators.

Some of EVgo’s business objectives are dependent upon the purchase of renewable energy certificates and an increase in the cost of such certificates may adversely impact EVgo’s business and results of operations.

As part of EVgo’s business strategy, EVgo markets the electricity provided from EVgo’s charging stations as 100% renewable. Therefore, EVgo purchases various RECs in order to qualify the electricity EVgo distributes through charging stations as renewable. Several states have passed renewable energy portfolio standards, which set a minimum percentage of energy that must be generated from renewable sources. These standards may require utilities or load serving entities to acquire RECs annually in order to demonstrate their compliance. Other regulations may also impact the supply of, and demand for, such RECs. While higher renewable energy portfolio standards may also increase the amount of renewable energy available, EVgo cannot predict the impact such regulations may have on the price or availability of RECs. If EVgo is unable to purchase a sufficient amount of RECs, EVgo may be unable to achieve this objective, which may negatively impact EVgo’s reputation in the marketplace. If the cost of RECs increases, EVgo may be unable to fully pass the higher cost of RECs through to EVgo’s customers and increases in the price of RECs may decrease EVgo’s results of operations.

EVgo’s success depends on EVgo’s ability to develop and maintain relationships with automotive OEM and fleet partners.

The success of EVgo’s business depends on EVgo’s ability to develop and maintain relationships with OEMs, such as GM, Nissan, Tesla and others. These relationships help the Company access new customers and build brand awareness through co-marketing. EVgo may also benefit from promotional programs sponsored by OEMs, such as prepaid charging credits. In some cases, EVgo’s OEM partners have agreed to fund capital expenditures related to the build out of EVgo’s charger network. For example, GM is providing payments for performance obligations that will help fund the accelerated build-out of 3,250 charger stalls for EVgo’s fast charger network over five years. If EVgo fails to maintain or develop relationships with OEMs, or if OEMs opt to partner with competitors rather than the Company, EVgo’s revenues may decline and EVgo’s business may suffer.

There can be no certainty that EVgo will be able to identify and contract with suitable additional OEM and fleet partners. To the extent EVgo identifies such partners, EVgo will need to negotiate the terms of a commercial agreement with such partners. There can be no assurance that EVgo will be able to negotiate commercially attractive terms with additional OEM and fleet partners, if at all. EVgo may also be limited in negotiating future commercial agreements by the provisions of EVgo’s existing contracts such as “most-favored nations” clauses. For example, EVgo’s contracts with GM and Nissan prohibit the Company from entering into agreements for similar programs on terms more favorable than the terms afforded to GM and Nissan under their respective agreements for a limited period of time. See Part I, Item 1, “Business — Customers, Partnerships and Strategic Relationships.”

In addition, EVgo may be unable to maintain successful relationships with EVgo’s OEM and fleet partners. Some of EVgo’s existing agreements require the Company to meet specified performance criteria. If EVgo fails to meet such criteria, the agreements could be terminated and EVgo may be obligated to pay significant penalties or other damages. If an agreement is terminated, any support payments pursuant to the contract would cease. Finally, if OEMs observe the Company failing to meet EVgo’s specified performance criteria, EVgo’s reputation may be damaged and it may become more difficult for the Company to establish new partnerships with OEMs.

EVgo’s revenue growth will depend in significant part on EVgo’s ability to increase sales of EVgo’s products and services to fleet operators, including medium- and heavy-duty vehicle fleets and rideshare operators.

EVgo’s revenue growth will depend in significant part on EVgo’s ability to increase sales of EVgo’s products and services to fleet operators, including medium- and heavy-duty vehicle fleets and rideshare operators. The electrification of fleets is an emerging market, and fleet operators may not adopt EVs on a widespread basis, operate on the timelines EVgo anticipates or rely on public and/or private fast charging and EVgo’s network. In addition to the factors affecting the growth of the EV market generally, transitioning to an EV fleet can be costly and capital intensive, which could result in slower than anticipated adoption. The sales cycle could also be longer for sales to fleet operators with formal procurement processes. Fleet operators may also require significant additional services and support, and if EVgo is unable to provide such services and support, it may adversely affect EVgo’s ability to attract additional fleet operators as customers. Any failure to attract and retain fleet operators as customers in the future would adversely affect EVgo’s business and results of operations.

If EVgo fails to offer high-quality support to Site Host sites and drivers or fails to maintain high charger availability and strong user experience, EVgo’s business and reputation will suffer.

Once EVgo’s charging stations are installed, Site Host sites and drivers will rely on the Company to provide maintenance services to resolve any issues that might arise in the future. Rapid and high-quality customer and equipment support is important so drivers can receive reliable charging for their EVs. The importance of high-quality customer and equipment support will increase as EVgo seeks to expand EVgo’s business and pursue new customers and geographies. If EVgo does not quickly resolve issues and provide effective support, EVgo’s ability to retain customers or sell additional products and services to existing customers could suffer and EVgo’s brand and reputation could be harmed.

Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm EVgo’s business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in EVgo’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing attacks or denial-of-service attacks, against online networks have become more prevalent and may occur on EVgo’s systems. Any attempts to disrupt EVgo’s services or systems could harm EVgo’s business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, result in fines, penalties or other liabilities and damage EVgo’s reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks and similar disruptions. Even with the security measures implemented by the Company, such as managed security services that are designed to detect and protect against cyber-attacks and similar disruptions, and any additional measures EVgo may implement or adopt in the future, EVgo’s facilities and systems, and those of EVgo’s third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Efforts to prevent cyberattacks and similar disruptions are expensive to implement and, as the regulatory framework for data privacy and security worldwide continues to evolve and develop, EVgo may incur additional significant costs to comply with new or existing laws, regulations and other obligations, and EVgo may not be able to cause the implementation or enforcement of such preventions or compliance with such laws and regulations with respect to EVgo’s third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, an inability to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm EVgo’s reputation, brand and ability to attract customers.

EVgo has previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. EVgo relies on data carrier networks to support reliable operation, management and maintenance of EVgo’s charger network, charging session management, driver authentication, and payment processing, all of which depend on reliable connections with wireless communications networks. As a result, EVgo’s operations depend on a handful of public carriers and are exposed to disruptions related to network outages and other communications issues on the carrier networks. See “— Risks Related to EVgo’s Technology, Intellectual Property and Infrastructure — Interruptions, delays in service, communications outages or inability to increase capacity at third-party data center facilities could impair the use or functionality of EVgo’s subscription services, harm EVgo’s business and subject the Company to liability.” If EVgo’s services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for EVgo’s solutions from customers.

There are several factors ranging from human error to data corruption that could materially impact the efficacy of any processes and procedures designed to enable the Company to recover from a disaster or catastrophe, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular cyber-attack, disaster or catastrophe or other disruption, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which would adversely affect EVgo’s business and financial results.

Growing EVgo’s customer base depends upon the effective operation of EVgo’s mobile applications with mobile operating systems, networks and standards that EVgo does not control.

EVgo is dependent on the interoperability of EVgo’s mobile applications with popular mobile operating systems that EVgo does not control, such as Google’s Android and Apple’s iOS, and any changes in such systems that degrade EVgo’s products’ functionality or give preferential treatment to competitive products could adversely affect the usage of EVgo’s applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that EVgo’s products work well with a range of mobile technologies, systems, networks and standards that EVgo does not control. EVgo may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards.

In addition, a significant portion of EVgo’s software platform depends on EVgo’s partnership with Driivz, an EV charging management platform. If for any reason Driivz is unable to effectively support EVgo’s software platform, EVgo’s business could be adversely impacted. Furthermore, if for any reason EVgo is no longer able to maintain that partnership, EVgo may face a material challenge in efficiently migrating EVgo’s software offering to a new partner.

EVgo is subject to risks associated with integrating the Recargo acquisition and should EVgo pursue additional acquisitions in the future, EVgo would be subject to risks associated with completing and integrating such acquisitions.

On July 9, 2021, EVgo acquired Recargo for $25 million in cash, including repayment of $3 million of indebtedness. Recargo is an EV cloud-based data solution provider formed in 2009 and focused on EV app development, market research, data licensing, reporting and advertising. EVgo continues to be subject to risks with fully integrating the Recargo personnel as well as the technology platforms acquired.

EVgo may acquire additional assets, products, technologies or businesses that are complementary to EVgo’s existing business and strategic direction. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into EVgo’s own business and operations would require attention from management and could result in a diversion of resources from EVgo’s existing business, which in turn could have an adverse effect on EVgo’s operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities or securities convertible into equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect EVgo’s business, financial conditions and results of operations.

Risks Related to the EV Market

Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for EVgo’s products and services.

Regulatory initiatives that required an increase in the mileage capabilities of cars and consumption of renewable transportation fuels, such as ethanol and biodiesel, have helped increase consumer acceptance of EVs and other alternative vehicles. However, the EV fueling model is different from gasoline and other fuel models, requiring behavior changes and education of businesses, consumers, regulatory bodies, local utilities, and other stakeholders. Further developments in, and improvements in affordability of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed natural gas, proliferation of hybrid powertrains involving such alternative fuels, or improvements in the fuel economy of ICE vehicles, whether as the result of regulation or otherwise, may materially and adversely affect demand for EVs and EV charging stations in some market verticals. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Local jurisdictions may also impose restrictions on urban driving due to congestion, which may prioritize and accelerate micromobility trends and slow EV adoption growth. Finally, the currently paused litigation between the state of California and the NHTSA could impact California’s ability to set fuel economy standards that encourage the adoption of EVs, which are followed by many other states, should the Biden Administration not substantially modify NHTSA and the EPA’s current rules on preemption in its pending reconsideration of these rules. If any of the above cause or contribute to automakers reducing the availability of EV models or cause or contribute to consumers or businesses no longer purchasing EVs or purchase fewer of them, it would materially and adversely affect EVgo’s business, operating results, financial condition and prospects.

The rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on EVgo’s network as much as expected. Future demand for or availability of battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.

The EV market is in the early stages of development and the medium- and heavy-duty vehicle segments, often particularly exposed to economic cycles, may not electrify as expected. The medium- and heavy-duty vehicle fleets that lend themselves well to electrification via EV powertrains are often linked to municipal and commercial budgets and may take longer to electrify as a result of budget or business constraints and administrative approvals. The mix of zero and low emission powertrains in certain vehicle classes and use cases in the medium- and heavy-duty sector may evolve less favorably for EV solutions due to future development of technologies and policy incentives that may favor existing diesel fuel, hybrid, natural gas or hydrogen fuel cell drivetrains. Medium- and heavy-duty vehicle OEMs may choose not to or may not be able to manufacture EVs in sufficient quantities or at all.

EVgo derives a substantial portion of EVgo’s revenue from the sale of regulatory credits. There are a number of factors beyond EVgo’s control that could have a material adverse effect on EVgo’s ability to generate such revenue.

In connection with the production, delivery, placement into service and ongoing operation of charging stations, EVgo earns and expects to continue to earn various tradable regulatory credits, in particular California’s LCFS credits. EVgo currently participates in California’s LCFS, Oregon’s LCFS, and California’s FCI programs. EVgo sells these credits, and expect to continue to sell future credits, to entities that generate deficits under the LCFS programs and are obligated to purchase the credits and use them to offset their deficits or emissions, primarily petroleum refiners and marketers, and other entities that can use the credits to comply with the program requirements. However, there is no guarantee that such credits will continue to be available for sale at prices forecasted by the Company, or that regulatory restrictions would not be imposed on the proceeds from the sale of such credits in the future. See “— The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.” For example, LCFS credit pricing may fluctuate and may come under pressure if clean fuels, possibly including EVs, achieve a higher-than-expected market penetration. Further, EVgo may not be able to market all LCFS credits, may have to sell LCFS credits at below projected prices or may not be able to sell LCFS credits at all. In addition, LCFS program rules may be revised in the future in ways that disadvantage certain types of clean fuels, including charging electricity used in EVs, or may not be extended further. The related FCI program provides incentives to owners of EV fast chargers put in place in 2019 and after and is designed to compensate for low utilization in the near term. However, there is no guarantee that the FCI program will not be terminated or amended or that the LCFS credits under the FCI program will continue to be available for sale.

EVgo’s inability to generate revenue from the sale of regulatory credits could have a materially adverse effect on EVgo’s future financial results.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.

The U.S. Federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, EVgo has benefitted from the availability of Federal tax credits under Section 30C of the Code, which effectively subsidize the cost of placing in service EVgo’s charging stations. The credits under Section 30C of the Code expired on December 31, 2021 and thus are not available going forward for EV charging stations placed in service after such date unless such credits are extended retroactively. Current legislation proposals include an extension of the credits under Section 30C of the Code as of and after December 31, 2021; however, there can be no assurance that the credits under Section 30C of the Code will be extended, or if extended, that such extension will be effective retroactively or that the credits will not be otherwise reduced. Any reduction in rebates, tax credits or other financial incentives, including the credit under Section 30C of the Code, could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there is no assurance EVgo will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize them given the nascent state of the market for such credits or be able to monetize such credits on favorable terms. New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of EVgo’s stations. Furthermore, new tariffs and policy incentives could be put in place by the Biden Administration that favor equipment manufactured by or assembled at American factories, which may put EVgo’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or eliminating EVgo’s ability to apply or qualify for grants and other government incentives, or by disqualifying the Company from the ability to compete for certain charging infrastructure buildout solicitations and programs, including those initiated by Federal government agencies.

As noted above, EVgo also derives revenue from the sale of regulatory credits and expect that such revenue will increase as a percentage of total revenue over time. If the availability of these credits declines or the terms of the credits are modified, EVgo’s ability to generate this revenue in the future could be adversely affected. For example, in November 2021, the California Energy Commission approved a $1.4 billion dollar plan under the Clean Transportation Program for zero-emissions infrastructure, including incentives for EV charging infrastructure. However, California has also announced a goal for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. To the extent California or other jurisdictions choose to adopt regulatory mandates instead of establishing or continuing renewable energy credit regimes for EV infrastructure, EVgo’s revenue from these credits could be adversely impacted. Similarly, new Federal legislation, such as the Infrastructure Investments and Jobs Act signed into law in November 2021 and the proposed Build Back Better bill, contemplates increased support for climate initiatives, including, in some instances, EVs and EV charging infrastructure; however, it is unclear whether any version of the Build Back Better bill will be enacted, and if enacted, what incentives will be included in the final version, and EVgo cannot predict what form all such incentives may take at this time. If EVgo is not eligible for grants or other incentives under such programs, while EVgo’s competitors are, it may adversely affect EVgo’s competitiveness or results of operation.

Risks Related to EVgo’s Technology, Intellectual Property and Infrastructure

EVgo may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive, and EVgo’s business could be adversely affected.

From time to time, the holders of intellectual property rights may assert their rights and urge the Company to take licenses, and/or may bring suits alleging infringement or misappropriation of such rights. There can be no assurance that EVgo will be able to mitigate the risk of potential suits or other legal demands by competitors or other third parties. Accordingly, EVgo may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase EVgo’s operating expenses. In addition, if EVgo is determined to have or believe there is a high likelihood that EVgo has infringed upon or misappropriated a third party’s intellectual property rights, EVgo may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services EVgo offers, to pay substantial damages and/or royalties, to redesign EVgo’s products and services, and/or to establish and maintain alternative branding. In addition, to the extent that EVgo’s customers and business partners become the subject of any allegation or claim regarding the infringement or misappropriation of intellectual property rights related to EVgo’s products and services, EVgo may be required to indemnify such customers and business partners. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Even if EVgo is not a party to any litigation between a customer or business partner and a third party relating to infringement by EVgo’s products, an adverse outcome in any such litigation could make it more difficult for the Company to defend EVgo’s products against intellectual property infringement claims in any subsequent litigation in which EVgo is a named party. If EVgo were required to take one or more such actions, EVgo’s business, prospects, brand, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, reputational harm and diversion of resources and management attention.

EVgo’s business may be adversely affected if EVgo is unable to protect its technology and intellectual property from unauthorized use by third parties.

EVgo’s success depends, at least in part, on EVgo’s ability to protect EVgo’s core technology and intellectual property. To accomplish this, EVgo relies on, and plan to continue relying on, a combination of trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to retain ownership of, and protect, EVgo’s technology. As of December 31, 2021, EVgo held 16 patents and had 14 additional patent applications both in the United States and abroad. Failure to adequately protect EVgo’s technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of EVgo’s competitive advantage and a decrease in revenue which would adversely affect EVgo’s business, prospects, financial condition and operating results.

The measures EVgo takes to protect EVgo’s technology and intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	the patent application EVgo has submitted may not result in the issuance of any patents;
●	the scope of any issued patents that may result from the pending patent application may not be broad enough to protect proprietary rights;
●	the costs associated with enforcing patents, trademarks, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable;
●	current and future competitors may circumvent patents or independently develop similar inventions, trade secrets or works of authorship, such as software;
●	know-how and other proprietary information EVgo purports to hold as a trade secret may not qualify as a trade secret under applicable laws; and
●	proprietary designs and technology embodied in EVgo’s products may be discoverable by third parties through means that do not constitute violations of applicable laws.

Intellectual property and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of EVgo’s intellectual property in foreign jurisdictions may be costly, difficult or even impossible. Therefore, EVgo’s intellectual property rights may not be as strong or as easily enforced outside of the United States.

Any issued patent which may result from the pending patent application may come to be considered “standards essential.” If this is the case, EVgo may be required to license certain technology on “fair, reasonable and non-discriminatory” terms, decreasing revenue. Further, competitors, vendors, or customers may, in certain instances, be free to create variations or derivative works of EVgo’s technology and intellectual property, and those derivative works may become directly competitive with EVgo’s offerings. Finally, EVgo may not be able to leverage, or obtain ownership of, all technology and intellectual property developed by EVgo’s vendors in connection with design and manufacture of EVgo’s products, thereby jeopardizing EVgo’s ability to obtain a competitive advantage over EVgo’s competitors.

The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.

The EV industry is new and evolving as are the standards governing EV charging which have not had the benefit of time-tested use cases. These immature industry standards could result in future incompatibilities and issues that could require significant resources and or time to remedy. Utilities and other large market participants also mandate their own adoption of specifications that have not become widely adopted in the industry and may hinder innovation or slow new product or new feature introduction.

In addition, automobile manufacturers, such as Tesla, may choose to develop and promulgate their own proprietary charging standards and systems, which could lock out competition for EV charging stations, or to use their size and market position to influence the market, which could limit EVgo’s market and reach to customers, negatively impacting EVgo’s business.

Further, should regulatory bodies later impose a standard that is not compatible with EVgo’s infrastructure or products, EVgo may incur significant costs to adapt EVgo’s business model to the new regulatory standard, which may require significant time and expense and, as a result, may have a material adverse effect on EVgo’s revenues or results of operations.

EVgo’s technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage EVgo’s reputation with current or prospective customers, and/or expose the Company to product liability and other claims that could materially and adversely affect EVgo’s business.

EVgo may be subject to claims that charging stations have malfunctioned and persons were injured or purported to be injured due to latent defects. Any insurance that EVgo carries may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. Any of these events could adversely affect EVgo’s brand, reputation, operating results or financial condition.

EVgo’s software platform is complex and includes a number of licensed third-party commercial and open-source software libraries. EVgo’s software may contain latent defects or errors that may be difficult to detect and remediate. EVgo is continuing to evolve the features and functionality of EVgo’s platform through updates and enhancements, and as EVgo does so, EVgo may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if EVgo’s products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.

Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect EVgo’s business and results of operations:

●	expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
●	loss of existing or potential customers or partners;
●	interruptions or delays in sales;
●	equipment replacements;
●	delayed or lost revenue;
●	delay or failure to attain market acceptance;
●	delay in the development or release of new functionality or improvements;
●	negative publicity and reputational harm;
●	sales credits or refunds;
●	exposure of confidential or proprietary information;
●	diversion of development and customer service resources;
●	breach of warranty claims;
●	legal claims under applicable laws, rules and regulations; and
●	the expense and risk of litigation.

EVgo also faces the risk that any contractual protections EVgo seeks to include in EVgo’s agreements with customers are rejected, not implemented uniformly or may not fully or effectively protect from claims by customers, resellers, business partners or other third parties. In addition, any insurance coverage or indemnification obligations of suppliers for EVgo’s benefit may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on EVgo’s business, operating results, and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.

Interruptions, delays in service, communications outages or inability to increase capacity at third-party data center facilities could impair the use or functionality of EVgo’s subscription services, harm EVgo’s business and subject the Company to liability.

EVgo currently serves customers from third-party data center facilities operated by Amazon Web Services and Google, as well as others. All EVgo’s services are housed in third-party data centers operated in the United States, and

EVgo employs geographically distributed, redundant back-up data centers for all services. Any outage or failure of such data centers could negatively affect EVgo’s product connectivity and performance. EVgo’s primary environments are operated by Google and Amazon, and any interruptions of these primary and backup data centers could negatively affect EVgo’s product connectivity and performance. Furthermore, EVgo depends on connectivity from EVgo’s charging stations to EVgo’s data centers through cellular service and virtual private networking providers, such as AT&T and Verizon. Any incident affecting a data center facility’s or cellular and/or virtual private networking services provider’s infrastructure or operations, whether caused by fire, flood, storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of EVgo’s services.

Any damage to, or failure of, EVgo’s systems, or those of EVgo’s third-party providers, could interrupt or hinder the use or functionality of EVgo’s services. Impairment of or interruptions in EVgo’s services may reduce revenue, subject the Company to claims and litigation, cause customers to terminate their subscriptions, and adversely affect renewal rates and EVgo’s ability to attract new customers. EVgo’s business will also be harmed if customers and potential customers believe EVgo’s products and services are unreliable.

The EV charging market is characterized by rapid technological change, which requires the Company to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of EVgo’s products and financial results.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology, continuing and increasing reliance on EV charging infrastructure and/or the use of EVgo’s products and services. EVgo’s future success will depend in part upon EVgo’s ability to develop and introduce a variety of new capabilities and innovations to EVgo’s existing product offerings, as well as introduce a variety of new product offerings to address the changing needs of the EV charging market.

As EV technologies change, EVgo may need to upgrade or adapt EVgo’s charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery technology, which could involve substantial costs. Even if EVgo is able to keep pace with changes in technology and develop new products and services, EVgo’s research and development expenses could increase, EVgo’s gross margins could be adversely affected in some periods and EVgo’s prior products could become obsolete more quickly than expected.

EVgo cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage EVgo’s relationships with customers and lead them to seek alternative products or services. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to use EVgo’s competitors’ products or services.

If EVgo is unable to devote adequate resources to develop products or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, EVgo’s products and services could lose market share, EVgo’s revenue will decline, EVgo may experience higher operating losses and EVgo’s business and prospects will be adversely affected.

EVgo expects to incur research and development costs and devote significant resources to developing new products, which could significantly reduce EVgo’s profitability and may never result in revenue to the Company.

EVgo’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. EVgo plans to incur significant research and development costs in the future as part of EVgo’s efforts to design, develop, manufacture and introduce new products and enhance existing products. Further, EVgo’s research and development program may not produce successful results, and EVgo’s new products may not achieve market acceptance, create additional revenue or become profitable.

EVgo may be unable to leverage customer data in all geographic locations, and this limitation may impact research and development operations.

EVgo relies on data collected through charging stations or EVgo’s mobile application. EVgo uses this data in connection with the research, development and analysis of EVgo’s technologies, creating and delivering value-add customer services, and in assessing future charger locations as well as charging station capacities. EVgo’s inability to obtain necessary rights to use this data for the stations that EVgo does not own or freely transfer this data could result in delays or otherwise negatively impact EVgo’s research and development and expansion efforts and limit EVgo’s ability to derive revenues from value-add customer services. For instance, consumer privacy regulations may limit EVgo’s ability to make intelligent, data driven business decisions, conduct microtargeting marketing strategy or provide microtargeting-based offerings to EV drivers.

Financial, Tax and Accounting-Related Risks

EVgo’s financial condition and results of operations are likely to fluctuate on a quarterly basis in future periods, which could cause EVgo’s results for a particular period to fall below expectations, resulting in a decline in the price of EVgo’s common stock.

EVgo’s financial condition and results of operations have fluctuated in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond EVgo’s control.

In addition to the other risks described herein, the following factors could also cause EVgo’s financial condition and results of operations to fluctuate on a quarterly basis:

●	the timing and volume of new sales;
●	fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations, changes in utility tariffs affecting costs of electricity, increases in property taxes and expenses related to permits, changes in dynamics with Site Host partners that may result in higher site-license fees, change in payment fees and unexpected increases in third-party software costs;
●	the timing of new charger installations and new product rollouts;
●	weaker than anticipated demand for DC fast charging, whether due to changes in government incentives and policies or due to other conditions;
●	fluctuations in sales and marketing, business development or research and development expenses;
●	supply chain interruptions and manufacturing or delivery delays;
●	the timing and availability of new products relative to customers’ and investors’ expectations;
●	the length of the installation cycle for a particular location or market;
●	the timing of recognition of any cash received from OEM partners as revenue;
●	the impact of COVID-19 on EVgo’s workforce, or those of EVgo’s customers, suppliers, vendors or business partners;
●	disruptions in sales, production, service or other business activities or EVgo’s inability to attract and retain qualified personnel;
●	unanticipated changes in Federal, state, local, or foreign government incentive programs, which can affect demand for EVs;
●	unanticipated emergence of new market entrants and various strategic actions by incumbents that might lead to intensifying competition and thus worsened operational results;
●	the potential adoption of time-of-day or time-of-use rates by local utilities, which may reduce EVgo’s margins; and
●	seasonal fluctuations in driving patterns.

Fluctuations in operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, revenue, and other operating results may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of the common stock.

EVgo has identified material weaknesses in its internal controls over financial reporting. If EVgo is unable to remediate these material weaknesses, or if EVgo identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls over financial reporting, this may result in material misstatements of EVgo’s consolidated financial statements or cause the Company to fail to meet EVgo’s periodic reporting obligations.

As a public company, EVgo is required to provide management’s attestation on internal control over financial reporting. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after the CRIS Business Combination. If EVgo is not able to implement the additional requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) in a timely manner or with adequate compliance, EVgo may not be able to assess whether EVgo’s internal control over financial reporting is effective, which may subject the Company to adverse regulatory consequences and could harm investor confidence.

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, EVgo Holdco’s unaudited condensed consolidated financial statement as of and for the nine months ended September 30, 2020 and EVgo Holdco’s audited consolidated financial statements as of and for the year ended December 31, 2020, material weaknesses were identified in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of EVgo’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

EVgo did not design or maintain an effective control environment commensurate with EVgo’s financial reporting requirements. Specifically, material weaknesses were identified with respect to segregation of duties and review; account reconciliations, preparation of supporting documentation and analysis; effective review of technical accounting matters; separate review and approval of journal entries; and review of key inputs for estimates of asset retirement obligations. These material weaknesses resulted in material misstatements that were corrected prior to the issuance of EVgo Holdco’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019. The material weaknesses could result in future misstatements of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

There were material misstatements in EVgo Holdco’s financial statements as of September 30, 2020 and for the period from January 16, 2020 through September 30, 2020 that were not corrected before the issuance of the September 30, 2020 condensed consolidated financial statements. These material misstatements related to the incorrect accounting of a contingent transaction bonus that was erroneously included in the acquisition price in push-down accounting. These adjustments were corrected in EVgo Holdco’s consolidated financial statements as of and for the year ended December 31, 2020 and resulted in a decrease of $4.2 million in goodwill and member’s equity as of January 16, 2020 and an increase in net loss of $5.3 million.

In order to address these identified material weaknesses, EVgo has increased resources within EVgo’s organization, including the expansion of EVgo’s accounting, control and compliance functions (including but not limited to hiring of a Director of SEC Reporting, Vice President of Internal Audit, Director of Tax and two Accounting Managers) to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weaknesses. These additions will enable the Company to address the material weaknesses that were identified. EVgo is in the process of documenting existing, and implementing additional, internal controls over financial reporting. Additionally, EVgo has engaged external consultants to assist with documentation of EVgo’s existing internal controls over financial reporting and identification of control gaps, including the existing material weaknesses, to be remediated. As of December 31, 2021, EVgo has remediated the material weakness related to the review and approval of journal entries.

As new personnel are integrated and processes and controls are updated, the identification of additional remediation opportunities is anticipated. Finally, additional training programs are being implemented for the finance and accounting staff related to the requirements of being a public company and internal controls over financial reporting. In order to maintain and improve the effectiveness of EVgo’s internal control over financial reporting, EVgo has expended and expects to continue to expend, significant resources, including accounting-related and IT-related costs and significant management oversight.

In addition, EVgo’s independent registered public accounting firm is not required to formally attest to the effectiveness of EVgo’s internal control over financial reporting until after EVgo is no longer an “emerging growth company” as defined in the JOBS Act. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect the business and operating results and could cause a decline in the price of the Company’s Class A common stock.

Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect EVgo’s and EVgo OpCo’s business and future profitability.

EVgo has no material assets other than its indirect interest in EVgo OpCo, which holds, directly or indirectly, all of the operating assets of the EVgo business. EVgo OpCo generally will not be subject to U.S. Federal income tax but may be subject to certain U.S. state and local and non-U.S. taxes. EVgo is a U.S. corporation that will be subject to U.S. corporate income tax on EVgo’s worldwide operations, including EVgo’s share of income of EVgo OpCo. Moreover, EVgo’s operations and customers are located in the United States. As a result, EVgo and EVgo OpCo are subject to various U.S. Federal, state and local taxes, and EVgo’s future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of EVgo’s deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of share-based compensation; or
●	changes in tax laws, regulations or interpretations thereof.

For example, President Biden and the House of Representatives have set forth several tax proposals that would, if enacted, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations, and (ii) an increase in the U.S. Federal income tax rate for long-term capital gain for certain taxpayers with income in excess of a threshold amount. Congress may consider, and could include, some or all of these proposals in connection with tax reform to be undertaken by the current administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. Federal income tax laws could adversely affect EVgo’s or EVgo OpCo’s business and future profitability.

Additionally, EVgo has benefitted from the availability of Federal tax credits under Section 30C of the Code, which effectively subsidize the cost of placing in service EVgo’s charging stations. The credits under Section 30C of the Code expired on December 31, 2021 and thus are not available going forward for EV charging stations placed in service after such date unless such credits are extended retroactively. Current legislation proposals include an extension of the credits under Section 30C of the Code as of and after December 31, 2021; however, there can be no assurance that the credits under Section 30C of the Code will be extended, or if extended, that such extension will be effective retroactively or that the credits will not be otherwise reduced. Any reduction in tax credits, including the credit under Section 30C of the Code, could negatively affect the EV market and adversely impact EVgo’s and EVgo OpCo’s business operations and expansion potential.

EVgo also may be subject to audits of EVgo’s or EVgo OpCo’s income, sales and other transaction taxes by U.S. Federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on EVgo’s operating results and financial condition.

As a result of plans to expand EVgo’s business operations, including to jurisdictions in which tax laws may not be favorable, EVgo’s and EVgo OpCo’s obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect EVgo’s or EVgo OpCo’s after-tax profitability and financial results.

In the event EVgo’s operating business expands domestically or internationally, EVgo’s and EVgo OpCo’s effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Additionally, EVgo and EVgo OpCo may be subject to tax on more than 100% of EVgo’s income as a result of such income being subject to tax in multiple state, local or non-U.S. jurisdictions. Factors that could materially affect EVgo’s and EVgo OpCo’s future effective tax rates include but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of EVgo’s business.

Additionally, EVgo and EVgo OpCo may be subject to significant income, withholding and other tax obligations in the United States and may become subject to taxation in numerous additional state, local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. EVgo’s and EVgo OpCo’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of share-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on EVgo’s or EVgo OpCo’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with EVgo’s or EVgo OpCo’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If EVgo or EVgo OpCo, as applicable, do not prevail in any such disagreements, EVgo’s profitability may be adversely affected.

EVgo’s or EVgo OpCo’s after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Inflation could adversely affect EVgo’s business and financial results.

Inflation, which increased significantly during 2021, could adversely affect the Company by increasing the costs of materials and labor needed to operate EVgo’s business and could continue to adversely affect the Company in future periods. If this current inflationary environment continues, there can be no assurance that EVgo would be able to recover related cost increases through price increases, which could result in downward pressure on EVgo’s operating margins. As a result, EVgo’s financial condition, results of operations, and cash flows, could be adversely affected over time.

Risks Related to EVgo’s “Up-C” Structure and the Tax Receivable Agreement

EVgo Holdings owns the majority of EVgo’s voting stock and therefore has the right to appoint a majority of EVgo’s board members, and its interests may conflict with those of other stockholders.

EVgo Holdings owns the majority of EVgo’s voting stock and is therefore entitled to appoint the majority of the Board of Directors. As a result, EVgo Holdings is able to substantially influence matters requiring EVgo’s stockholder or board approval, including the election of directors, approval of any of EVgo’s potential acquisitions, changes to EVgo’s organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of Class A common stock will be able to affect the way EVgo is managed or the direction of EVgo’s business. The interests of EVgo Holdings with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of EVgo’s other stockholders.

For example, EVgo Holdings may have different tax positions from the Company, especially in light of the Tax Receivable Agreement that could influence its decisions regarding whether and when to support the disposition of assets or the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreement and acceleration of EVgo’s obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to EVgo’s tax reporting positions may take into consideration tax or other considerations of EVgo Holdings, including the effect of such positions on EVgo’s obligations under the Tax Receivable Agreement, which may differ from EVgo’s considerations or the considerations of other stockholders. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — CRIS Business Combination” in this Annual Report.

EVgo’s only principal asset is EVgo’s interest in Thunder Sub, which, in turn, holds only units issued by EVgo OpCo; accordingly, EVgo depends on distributions from EVgo OpCo and Thunder Sub to pay taxes, make payments under the Tax Receivable Agreement and cover EVgo’s corporate and other overhead expenses.

EVgo is a holding company and has no material assets other than EVgo’s ownership interest in Thunder Sub. Thunder Sub only holds EVgo OpCo Units, which at the time immediately following the CRIS Close Date were equal to the number of shares of Class A common stock issued and outstanding after giving effect to the CRIS Business Combination and the PIPE. Neither EVgo nor Thunder Sub has independent means of generating revenue or cash flow. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt instruments, the EVgo OpCo A&R LLC Agreement requires EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. EVgo generally expects EVgo OpCo to fund such distributions out of available cash, and if payments under the Tax Receivable Agreement are accelerated, EVgo generally expects to fund such accelerated payments out of the proceeds of the change of control transaction giving rise to such acceleration. When EVgo OpCo makes distributions, the holders of EVgo OpCo Units will be entitled to receive proportionate distributions based on their interests in EVgo OpCo at the time of such distribution. In addition, the EVgo OpCo A&R LLC Agreement requires EVgo OpCo to make non-pro rata payments to Thunder Sub to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the EVgo OpCo A&R LLC Agreement. To the extent that EVgo needs funds and EVgo OpCo or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, EVgo’s liquidity and financial condition could be materially adversely affected.

Moreover, because EVgo has no independent means of generating revenue, EVgo’s ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of EVgo OpCo to make distributions to Thunder Sub in an amount sufficient to cover the Company Group’s tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of EVgo OpCo’s subsidiaries to make distributions to it. The ability of EVgo OpCo, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by EVgo OpCo or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that EVgo is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

EVgo will be required to make payments under the Tax Receivable Agreement for certain tax benefits that EVgo may claim, and the amounts of such payments could be significant.

In connection with the CRIS Business Combination, EVgo entered into the Tax Receivable Agreement. This agreement generally provides for the payment by the Company Group to EVgo Holdings of 85% of the net cash savings, if any, in U.S. Federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that Company Group actually realizes (or is deemed to realize in certain circumstances) in periods after the consummation of the CRIS Business Combination as a result of certain increases in tax basis available to the Company Group as a result of the CRIS Business Combination, the acquisition of EVgo OpCo Units pursuant to an exercise of the EVgo OpCo Unit Redemption Right (as defined in the EVgo OpCo A&R LLC Agreement) or the Call Right (as defined in the EVgo OpCo A&R LLC Agreement) (including any increases in tax basis relating to prior transfers of such EVgo OpCo Units that will be available to the Company Group as a result of its acquisition of such EVgo OpCo Units), and certain benefits attributable to imputed interest. The Company Group will retain the benefit of the remaining net cash savings, if any.

The term of the Tax Receivable Agreement commenced upon the consummation of the CRIS Business Combination and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, and all required payments are made, unless the Company Group exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including the Company Group’s breach of a material obligation thereunder or certain mergers or other changes of control), and the Company Group makes the termination payment specified in the Tax Receivable Agreement. In addition, payments the Company Group makes under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. During the year ended December 31, 2021, no transactions occurred that resulted in a cash tax savings benefit that would have triggered the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

The payment obligations under the Tax Receivable Agreement are the Company Group’s obligations and not obligations of EVgo OpCo, and EVgo expects that the payments the Company Group will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of the Company Group’s realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of the Company Group’s ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon future events, including but not limited to the timing of redemptions of EVgo OpCo Units, the price of Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming member’s tax basis in its EVgo OpCo Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character, and timing of taxable income the Company Group generates in the future, the timing and amount of any earlier payments that the Company Group may have made under the Tax Receivable Agreement, the U.S. Federal income tax rate then applicable, and the portion of the Company Group’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash savings in tax generally are calculated by comparing the Company Group’s actual tax liability (determined by using the actual applicable U.S. Federal income tax rate and an assumed combined state and local income tax rate) to the amount the Company Group would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. Thus, the amount and timing of any payments under the Tax Receivable Agreement are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of the Company Group’s realization of tax benefits. Any distributions made by EVgo OpCo to the Company Group to enable the Company Group to make payments under the Tax Receivable Agreement, as well as any corresponding pro rata distributions made to the other holders of EVgo OpCo Units, could have an adverse impact on EVgo’s liquidity.

Payments under the Tax Receivable Agreement will not be conditioned upon a holder of rights under the Tax Receivable Agreement having an ownership interest in the Company or EVgo OpCo. In addition, certain rights of the holders of EVgo OpCo Units (including the right to receive payments) under the Tax Receivable Agreement will be transferable in connection with transfers permitted under the EVgo OpCo A&R LLC Agreement of the corresponding EVgo OpCo Units or after the corresponding EVgo OpCo Units have been acquired pursuant to the EVgo OpCo Unit Redemption Right or Call Right. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — CRIS Business Combination” in this Annual Report.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

If EVgo experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement terminates early (at the Company Group’s election or as a result of the Company Group’s breach), the Company Group would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (determined by applying a discount rate equal to one-year LIBOR (or an agreed successor rate, if applicable) plus 100 basis points) and such early termination payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any EVgo OpCo Units (other than those held by the Company Group or its subsidiaries, other than EVgo OpCo) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.

If EVgo experiences a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at the Company Group’s election or as a result of the Company Group’s breach), the Company Group’s obligations under the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the Company Group’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, EVgo generally expects the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, the Company Group may be required to fund such payment from other services, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity. EVgo does not currently expect to cause an acceleration due to the Company Group’s breach, and EVgo does not currently expect that the Company Group would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that the Company Group will be able to meet its obligations under the Tax Receivable Agreement. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — CRIS Business Combination” in this Annual Report.

If the Company Group’s payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of Class A common stock could be substantially reduced.

If EVgo experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations), then the Company Group’s obligations under the Tax Receivable Agreement would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, and in such situations, payments under the Tax Receivable Agreement may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of the Company Group’s payment obligations under the Tax Receivable Agreement, holders of Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, the Company Group’s payment obligations under the Tax Receivable Agreement will not be conditioned upon holders of EVgo OpCo Units having a continued interest in the Company or EVgo OpCo. Accordingly, the interests of the holders of EVgo OpCo Units may conflict with those of the holders of Class A common stock. See “— In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

EVgo will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that the Company Group will determine, and the IRS or another tax authority may challenge all or part of the tax basis increases upon which payments under the Tax Receivable Agreement are based, as well as other related tax positions the Company Group takes, and a court could sustain such challenge. The holders of EVgo OpCo Units will not reimburse the Company for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any holder of EVgo OpCo Units will be netted against future payments that would otherwise be made to such holder of EVgo OpCo Units, if any, after the Company Group’s determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, the Company Group could make payments that are greater than its actual cash tax savings, if any, and may not be able to recoup those payments, which could materially adversely affect its liquidity.

If EVgo OpCo were to become a publicly traded partnership taxable as a corporation for U.S. Federal income tax purposes, the Company and EVgo OpCo might be subject to potentially significant tax inefficiencies, and EVgo would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

EVgo intends to operate such that EVgo OpCo does not become a publicly traded partnership taxable as a corporation for U.S. Federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of EVgo OpCo Units pursuant to the EVgo OpCo Unit Redemption Right (or the Call Right) or other transfers of EVgo OpCo Units could cause EVgo OpCo to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and EVgo intends to operate such that redemptions or other transfers of EVgo OpCo Units qualify for one or more such safe harbors. For example, EVgo intends to limit the number of holders of EVgo OpCo Units, and the EVgo OpCo A&R LLC Agreement, which was entered into in connection with the consummation of the CRIS Business Combination, provides for limitations on the ability of holders of EVgo OpCo Units to transfer their EVgo OpCo Units and provides Thunder Sub, as the managing member of EVgo OpCo, with the right to impose restrictions (in addition to those already in place) on the ability of holders of EVgo OpCo Units to redeem their EVgo OpCo Units pursuant to the EVgo OpCo Unit Redemption Right (or Call Right) to the extent EVgo believes it is necessary to ensure that EVgo OpCo will continue to be treated as a partnership for U.S. Federal income tax purposes.

If EVgo OpCo were to become a publicly traded partnership taxable as a corporation for U.S. Federal income tax purposes, significant tax inefficiencies might result for the Company and EVgo OpCo, including as a result of the Company Group’s inability to file a consolidated U.S. Federal income tax return with EVgo OpCo. In addition, the Company Group may not be able to realize tax benefits covered under the Tax Receivable Agreement, and the Company Group would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of EVgo OpCo’s assets) were subsequently determined to have been unavailable.

Risks Related to Legal Matters and Regulations

Privacy concerns and laws, or other regulations, may adversely affect EVgo’s business.

State and local governments and agencies in the jurisdictions in which EVgo operates, and in which customers operate, have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of information regarding consumers and other individuals, which could impact EVgo’s ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, disclosure, security, and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of EVgo’s products and services, reduce overall demand, lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which EVgo closes sales transactions, any of which could harm EVgo’s business. Moreover, if EVgo or any of EVgo’s employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage EVgo’s reputation and brand.

Additionally, existing laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for the Company and EVgo’s customers. Further, California adopted the California Consumer Privacy Protection Act (“CCPA”), and the California State Attorney General has begun enforcement actions. Further, on November 3, 2020, California voters approved the California Privacy Rights Act (“CPRA”). Although EVgo initiated a compliance program designed to comply with CCPA after consulting with outside privacy counsel, EVgo remains exposed to ongoing legal risks related to the CCPA and the expansion of the CCPA under the CPRA, which becomes effective

January 1, 2023. The costs of compliance with, and other burdens imposed by, laws and regulations relating to privacy, data protection, and information security that are applicable to the businesses of customers may adversely affect the ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic and other personal information.

In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that EVgo will meet voluntary certifications or adhere to other standards established by them or third parties. If EVgo is unable to maintain these certifications or meet these standards, it could reduce demand for EVgo’s solutions and adversely affect EVgo’s business.

Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact EVgo’s financial results or results of operation.

EVgo and EVgo’s operations, as well as those of EVgo’s contractors, suppliers and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation and disposal of hazardous substances and wastes, as well as electronic wastes and hardware, whether hazardous or not. These laws may require the Company or others in EVgo’s value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on EVgo’s operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for EVgo’s operations or on a timeline that meets EVgo’s commercial obligations, it may adversely impact EVgo’s business.

Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on EVgo’s business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to hardware manufacturing, electronic waste, or batteries, could cause additional expenditures, restrictions and delays in connection with EVgo’s operations as well as other future projects, the extent of which cannot be predicted. For instance, California may adopt more stringent regulation for DC fast charging by 2024. Additionally, EVgo could be regulated as a retail electric service provider in the future.

Further, EVgo currently relies on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of wastes, regardless of whether such failure is the responsibility of EVgo or EVgo’s contractors, may result in liability under environmental laws, including, but not limited to, CERCLA and state analogs, under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. EVgo may also generate or dispose of solid wastes, which may include hazardous wastes that are subject to the requirements of RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of EVgo’s charging stations may be excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, EVgo may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or EVgo’s ability to qualify the materials EVgo uses for exclusions under such laws and regulations, could adversely affect EVgo’s operating expenses. Additionally, EVgo may not be able to secure contracts with third parties to continue their key supply chain and disposal services for EVgo’s business, which may result in increased costs for compliance with environmental laws and regulations.

Separately, EVgo may also be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. EVgo may be required to incur substantial costs to comply with these requirements, and the failure to comply may result in substantial fines or other penalties that may adversely impact EVgo’s business, financial condition or results of operations.

Increasing attention to ESG matters may adversely impact EVgo’s business.

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts and investor and societal expectations regarding voluntary ESG disclosures may result in increased costs and reduced access to capital. While EVgo may announce various voluntary ESG targets in the future, such targets are aspirational. EVgo may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent that EVgo does meet such targets, it may be achieved through various contractual arrangements, including the continued purchase or various credits or offsets that may be deemed to mitigate EVgo’s ESG impact instead of actual changes in EVgo’s ESG performance.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings could lead to increased negative investor sentiment toward the Company and could impact EVgo’s access to and costs of capital. Additionally, to the extent ESG matters negatively impact EVgo’s reputation, EVgo may not be able to compete as effectively to recruit or retain employees, which may adversely affect EVgo’s business. Such ESG matters may also impact EVgo’s suppliers, which may adversely impact EVgo’s business and financial condition.

Risks Related to EVgo’s Securities

EVgo is a “controlled company” within the meaning of the rules of the Nasdaq and the rules of the SEC. As a result, EVgo qualifies for, and relies on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.

Immediately following the completion of the CRIS Business Combination, EVgo Holdings controlled a majority of the voting power of EVgo’s outstanding common stock. As a result, EVgo is a “controlled company” within the meaning of the corporate governance standards of the Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of EVgo’s Board of Directors consist of “independent directors” as defined under the rules of the Nasdaq;
●	the requirement that EVgo has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the requirement that EVgo has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

Following the CRIS Business Combination, EVgo utilized some or all of these exemptions. As a result, EVgo’s nominating and corporate governance committee and compensation committee may not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.

Provisions in EVgo’s Charter and Delaware law may have the effect of discouraging lawsuits against EVgo’s directors and officers.

EVgo’s Charter requires, unless EVgo consents in writing to the selection of an alternative forum, that (a) the Federal courts of the United States shall have exclusive jurisdiction to hear, settle and/or determine any dispute, controversy or claim arising under the Federal securities laws; and (b) the Court of Chancery in the State of Delaware shall have exclusive jurisdiction to hear (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to the Company or EVgo’s stockholders, (iii) any action asserting a claim against the Company, EVgo’s directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or EVgo’s Charter or EVgo’s bylaws, or (iv) any action asserting a claim against the Company, EVgo’s directors, officers or employees governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. If an action described in clause (b) above is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. However, Section 22 of the Securities Act provides for concurrent Federal and state court jurisdiction over actions under the Securities Act and the rules and regulations thereunder and there is uncertainty as to whether a court would enforce this provision as it relates to actions arising under the Securities Act.

Although EVgo believes this provision benefits the Company by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against EVgo’s directors and officers, although EVgo’s stockholders will not be deemed to have waived EVgo’s compliance with Federal securities laws and the rules and regulations thereunder.

Provisions in EVgo’s Charter may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for Class A common stock and could entrench management.

EVgo’s Charter authorizes the Board of Directors to issue one or more classes or series of preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include super voting, special approval, dividend, repurchase rights, liquidation preferences or other rights or preferences superior to the rights of the holders of Class A common stock. The terms of one or more classes or series of preferred stock could adversely impact the value of the Class A common stock. Furthermore, if the Board of Directors elects to issue preferred stock, it could be more difficult for a third party to acquire the Company. For example, the Board of Directors may grant holders of preferred stock the right to elect some number of directors in all events or upon the occurrence of specified events or the right to veto specified transactions.

In addition, some provisions of EVgo’s Charter could make it more difficult for a third party to acquire control of the Company, even if the change of control would be beneficial to the shareholders, including: (i) prohibiting the Company from engaging in any business combination with any interested shareholder for a period of three years following the time that the shareholder became an interested shareholder, subject to certain exceptions, (ii) establishing that provisions with regard to the nomination of candidates for election as directors are subject to the A&R Nomination Agreement, (iii) providing that the authorized number of directors may be changed only by resolution of the Board of Directors and in any case is subject to the A&R  Nomination Agreement, (iv) providing that all vacancies in the Board of Directors may, except as otherwise be required, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, (v) providing that EVgo’s Charter and bylaws may be amended, and directors may be removed, by the affirmative vote of the holders of at least 75% of the then outstanding voting stock after LS Power owns less than 30% of EVgo’s voting capital stock, (vi) providing for the Board of Directors to be divided into three classes of directors, (vii) providing that the amended and restated bylaws can be amended by the Board of Directors, (viii) limitations on the ability of shareholders to call special meetings, (ix) limitations on the ability of shareholders to act by written consent, and (x) renouncing any reasonable expectancy interest that EVgo has in, or right to be offered an opportunity to participate in, any corporate or business opportunities that are from time to time presented to LS Power, directors affiliated with LS Power, their respective affiliates and non-employee directors.

In addition, certain change of control events have the effect of accelerating the payments due under the Tax Receivable Agreement, which could result in a substantial, immediate lump-sum payment that could serve as a disincentive to a potential acquirer of the Company, please see “Financial, Tax and Accounting-Related Risks — In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

LS Power, non-employee directors and their affiliates will not be limited in their ability to compete with EVgo, and the corporate opportunity provisions in EVgo’s Charter could enable such persons to benefit from corporate opportunities that might otherwise be available to the Company.

EVgo’s Charter provides that (i) LS Power and any investment funds or entities controlled or advised by LS Power and (ii) non-employee directors and their affiliates (each, an “Identified Person”) would not be restricted from owning assets or engaging in businesses that compete directly or indirectly with the Company. In particular, subject to the limitations of applicable law and EVgo’s Charter, an Identified Person may, among other things:

●	engage in a corporate opportunity in the same or similar business activities or lines of business in which EVgo or EVgo’s affiliates have a reasonable expectancy interest or property right;
●	purchase, sell or otherwise engage in transactions involving EVgo’s securities or indebtedness or EVgo’s affiliates, provided that such transactions do not violate EVgo’s insider trading policies; and
●	otherwise compete with the Company.

One or more of the Identified Persons may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case EVgo may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with EVgo for these opportunities, possibly causing these opportunities to not be available to the Company or causing them to be more expensive for EVgo to pursue. As a result, EVgo’s renunciation of its interest and expectancy in any business opportunity that may be from time to time presented to an Identified Person could adversely impact EVgo’s business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for EVgo’s.

The market price of Class A common stock could be adversely affected by sales of substantial amounts of Class A common stock in the public or private markets or the perception in the public markets that these sales may occur, including sales by EVgo Holdings after the redemption of any EVgo OpCo Units or other large holders.

As of December 31, 2021, EVgo had 68,020,630 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding. Pursuant to the terms of the Nomination Agreement, any shares of Class A common stock EVgo Holdings acquired through the redemption of any EVgo OpCo Units may not be transferred until the earlier of (i) 180 days after the CRIS Close Date, and (ii) subsequent to the CRIS Close Date, the date the VWAP (as defined in the Nomination Agreement incorporated by reference as Exhibit 10.7 to this Annual Report) of EVgo’s Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period or the date following the CRIS Close Date on which EVgo completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction with a third party that results in all of EVgo’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. In addition, EVgo had agreed to provide registration rights to EVgo Holdings pursuant to the Registration Rights Agreement dated as of July 1, 2021. As of the date of this Annual Report, any shares of Class A common stock that EVgo Holdings acquires through the redemption of any EVgo OpCo Units may be freely transferred as the terms of the Nomination Agreement restricting transfer have been satisfied.

Sales by EVgo Holdings after the redemption of any EVgo OpCo Units or other large holders of a substantial number of shares of Class A common stock in the public markets following the CRIS Business Combination, or the perception that such sales might occur, could have a material adverse effect on the price of the Class A common stock or could impair EVgo’s ability to obtain capital through an offering of equity securities in the future. Alternatively, EVgo may be required to undertake a future public or private offering of Class A common stock and use the net proceeds from such offering to purchase an equal number of EVgo OpCo Units from EVgo Holdings.

EVgo cannot predict the size of any redemptions of EVgo OpCo Units or other future issuances of Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances or sales of shares of Class A common stock will have on the market price of Class A common stock. Sales of substantial amounts of Class A common stock, or the perception that such sales could occur, may adversely affect prevailing market prices of Class A common stock.

Because EVgo has no current plans to pay cash dividends on Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell Class A common stock for a price greater than that which you paid for it.

EVgo may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board of Directors and will depend on, among other things, EVgo’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, EVgo’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness EVgo or EVgo’s subsidiaries incur. As a result, you may not receive any return on an investment in Class A common stock unless you sell Class A common stock for a price greater than that which you paid for it.

Warrants are exercisable for EVgo’s Class A common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to EVgo’s stockholders.

As of December 31, 2021, there were approximately 18,097,378 warrants outstanding, consisting of 14,948,809 Public Warrants originally sold as part of the units issued in the Company’s Initial Public Offering and 3,148,569 Private Placement Warrants originally sold to the Sponsor in a private sale prior to the Initial Public Offering. Each of these warrants is exercisable for one share of EVgo’s Class A common stock, in accordance with the terms of the warrant agreement governing such warrants. Any shares of EVgo’s Class A common stock issued upon exercise of the warrants will result in dilution to the then existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of EVgo’s Class A common stock.

The warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the Class A common stock.

As described in EVgo’s consolidated financial statements included in this Annual Report, EVgo is accounting for the Company’s issued and outstanding warrants as a warrant liability and are recording that liability at fair value upon issuance and are recording any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on EVgo’s balance sheet and statement of operations and/or the market price of the Class A common stock.

If securities or industry analysts cease publishing research or reports about the Company, EVgo’s business, or EVgo’s market, or if they change their recommendations regarding EVgo’s securities adversely, the price and trading volume of EVgo’s securities could decline.

The trading market for EVgo’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, EVgo’s business, market or competitors. While securities and industry analysts do currently publish research on the Company, there is no guarantee that they will continue to do so. If securities or industry analysts stop covering the Company or change their recommendations in a manner adverse to the Company, EVgo’s share price and trading volume may be negatively impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EVgo leases space for its principal executive offices as well as a testing facility. EVgo’s primary office is located at 11835 West Olympic Boulevard, Suite 900E, Los Angeles, California 90064. EVgo’s testing facility is located at 138 Sheldon Street, El Segundo, California 90245.

In addition, the Company has entered into agreements with Site Hosts, which allow the Company to operate the charging stations on the Site Hosts’ property and which EVgo considers to be material to EVgo’s operations. The agreements with the Site Hosts, which are deemed to be operating leases, are located throughout the geographical areas in which EVgo operates, may include one or more provisions to compensate the Site Hosts, such as fixed fees, cost reimbursements, revenue sharing and payments per customer charge. The expenses related to these agreements are recorded in cost of sales for sites that are operational. Expenses for sites that are not operational are charged to general and administrative expenses.

The Company has determined that it operates in one operating and reportable segment and, as such, the leases and agreements with the Site Hosts are attributable to that segment. EVgo believes all the properties that it currently occupies are suitable for their intended uses. EVgo believes that its current facilities are sufficient to conduct EVgo’s operations. However, EVgo continues to evaluate the purchase or lease of additional properties.

Item 3. Legal Proceedings.

From time to time, EVgo may be a party to legal proceedings or subject to claims arising in the ordinary course of business. EVgo is not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

EVgo’s Class A common stock trades on the Nasdaq under the symbol “EVGO.” Prior to July 1, 2021 and before the completion of the business combination with CRIS, the Class A common stock of CRIS traded on the NYSE under the ticker symbol “CLII.” EVgo’s Public Warrants trade on the Nasdaq under the symbol “EVGOW.” Prior to July 1, 2021 and before the completion of the business combination with CRIS, the Public Warrants of CRIS traded on the NYSE under the ticker symbol “CL II WS.”

(b)Holders

As of March 15, 2022, there were 66 holders of record of EVgo’s Class A common stock and 7 holders of record of EVgo’s warrants. In addition to holders of record of EVgo’s Class A common stock and warrants, EVgo believes there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock and warrants are held of record by banks, brokers and other financial institutions. There is no public market for EVgo’s Class B common stock and one holder of record of EVgo’s Class B common stock.

(c)Dividends

EVgo has not paid any cash dividends on EVgo’s Class A common stock to date. The payment of cash dividends is subject to the discretion of EVgo’s Board of Directors and may be affected by various factors, including EVgo’s future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, and other considerations EVgo’s Board of Directors deem relevant.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

The information required will be included in EVgo’s 2022 Proxy Statement, which is incorporated herein by reference.

(e)Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with EVgo’s consolidated financial statements and related notes thereto as of and for the years ended December 31, 2021 and December 31, 2020, included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report. Factors which could cause such differences are discussed therein. Unless the context otherwise requires, all references in this section to “EVgo” for any period on or before January 15, 2020 refer to “EVgo Services” as the predecessor company and its consolidated subsidiaries, for the periods after January 15, 2020 through the closing of the CRIS Business Combination refer to “EVgo Holdco” as the successor company and its consolidated subsidiaries and for any period after the closing of the CRIS Business Combination, refer to EVgo Inc. as the successor company and its consolidated subsidiaries.

Overview

EVgo owns and operates the United States’ largest public DC fast charging network and the first to be powered by 100% renewable electricity. Founded in 2010 and a pioneer in fast charging, EVgo’s network of charging stations provides EV charging infrastructure to consumers and businesses. With a rapid rise in electrification expected over the next two decades, EVgo offers the essential infrastructure technology and services required to help the world transition to a cleaner, more sustainable future.

EVgo has a flexible business model that derives value through multiple revenue streams. The foundation of the Company’s business is the development and operation of EV charging sites through which it dispenses electricity to EVs driven by individuals, commercial drivers, and fleet operators. EVgo’s principal revenue stream is from the provision of charging services for EVs of all types on EVgo’s network. In addition, a variety of business-to-business commercial relationships provide EVgo with revenue or cash payments based on commitments to build new infrastructure, provide guaranteed access to charging, and offer marketing, data and software-driven services. EVgo also earns revenue from the sale of regulatory credits generated through sales of electricity and its operation and ownership of its DCFC network. This combination of revenue streams can drive long-term margin expansion and customer retention.

Specifically, revenue is earned through the following streams:

●	Charging Revenue, Retail: EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers, and drivers have the choice to charge as members (with monthly fees and reduced per minute or kWh pricing), through a subscription service or as non-members. Drivers locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system or third-party databases that license charger-location information from EVgo. EVgo installs its chargers in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide EV charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, hotels, offices, medical complexes, airports and convenience stores. EVgo believes its offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view EV charging capabilities as essential to attract tenants, employees, customers and visitors, and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through EVgo’s owner and/or operator model, as EVgo is responsible for the installation and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn additional revenue from license payments made by the Company in exchange for use of the site. EVgo also incorporates flexible ownership models through EVgo eXtendTM, which helps Site Hosts invest in and build EV charging stations for their customers.
●	Charging Revenue, OEM: EVgo is a pioneer in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network, to expand EVgo’s network of owned DCFCs and to provide other related services. Other related services currently provided to OEMs by EVgo include co-marketing, data services and digital application services. EVgo views its OEM relationships as a core customer acquisition-channel.
●	Charging Revenue, Commercial: High volume fleet customers, such as TNCs or delivery services, can access EVgo’s charging infrastructure through EVgo’s public network. Pricing for charging services is most often negotiated directly between EVgo and the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with, and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. Access to EVgo’s public network allows fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals without needing to directly invest capital in charging infrastructure or incur operating costs associated with charging equipment.

In addition to offering access to its public network, EVgo offers dedicated charging solutions to fleets. As part of this offering, EVgo typically builds, owns, and operates charging infrastructure for the exclusive use of a dedicated customer and is currently offering flexible ownership models, such as its ChaaS offering. EVgo’s dedicated and ChaaS offerings provide a value proposition for fleets who might otherwise feel compelled to procure, install and manage their own EVSE. EVgo offers a variety of pricing models for its dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments to EVgo for provision of its services. ChaaS and dedicated charging allow for tailored fleet charging solutions without requiring fleets to directly incur capital expenditures or operating and management costs related to charging EVs. Together, EVgo’s dedicated charging solutions and public fleet charging services provide fleets with a more robust and flexible charging solution.

●	Network Revenue, OEM: Revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”). Proceeds from these contracts are allocated to performance obligations including marketing activities, memberships, reservations and the expiration of unused charging credits. Marketing activities are recognized at a point in time as the services are performed and measurement is based on amounts spent. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.
●	Ancillary Revenue: In addition to charging services, EVgo offers a variety of software-driven digital, development and operations services to its customers. These offerings currently include customization of digital applications and charging data integration and EVgo currently pilots micro-targeted advertising services, smart charging reservations, loyalty programs and access to chargers behind parking lot pay gates. EVgo also offers maintenance services and development and project management services, including EVSE installation, networking and operations. EVgo also continues to evaluate and engage on potential market opportunities beyond these business models.
●	Regulatory Credit Sales: As a charging station owner and operator, EVgo earns regulatory credits, such as LCFS and other regulatory credits, in states where such programs are enacted currently, FCI in California and Clean Fuel Standards in Oregon. These credits are generated through charging station operations based on the amount of kWh sold. EVgo earns additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.

Recent Developments

COVID-19 Outbreak

The global outbreak of COVID-19 has resulted in significant volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities, which has led to overall reduced economic activity. After decreased GWh throughput in 2020, economic activity has resumed and new EV sales have increased in 2021, resulting in charging revenue for the three months ended December 31, 2021 being higher than the last pre-COVID quarter, the three months ended December 31, 2019, by 53%.

The COVID-19 pandemic also impacted EVgo’s operations through construction delays and supply chain and shipping constraints. EVgo also experienced delays in its Site Host negotiations as they devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments, EVgo is required to adhere to a construction schedule over specific timeframes. Those timelines were impacted due to delays associated with COVID-19, and it is possible that the ongoing pandemic could continue to impact these timelines in the future.

As part of the modified business practices in response to COVID-19, the incremental costs encompassed mainly the purchase of personal protective equipment, a subscription to Go Evo, a COVID-19 employee screening app, and COVID-19 testing expenses, which in total were not material.

How COVID-19 will affect EVgo’s future business results is unclear. While the disruption is expected to be temporary, there is considerable uncertainty around the duration and magnitude of this disruption. Development and commissioning lead times may be extended as a result of the measures taken by the state and local governments to mitigate the spread of COVID-19. The extent of the financial impact and duration cannot be reasonably estimated at this time.

CRIS Business Combination

On January 21, 2021, EVgo, Thunder Sub and the EVgo Parties entered into the Business Combination Agreement. On the CRIS Close Date, the Company consummated the CRIS Business Combination with CRIS, Thunder Sub, EVgo Holdings, EVgo Holdco and EVgo OpCo pursuant to the Business Combination Agreement. Following the CRIS Close Date, the combined company is organized in an “Up-C” structure in which the business of EVgo Holdco and its subsidiaries are held by EVgo OpCo and continue to operate through the subsidiaries of EVgo Holdco, and in which the Company’s only direct assets consist of equity interests in Thunder Sub, which, in turn, holds only EVgo OpCo Units.

In connection with the CRIS Business Combination, the members of EVgo OpCo entered into the EVgo OpCo A&R LLC Agreement. The EVgo OpCo A&R LLC Agreement, among other things, admitted Thunder Sub as the sole managing member of EVgo OpCo. In accordance with the terms of the EVgo OpCo A&R LLC Agreement, the holders of EVgo OpCo Units generally have the right, subject to certain limitations, to redeem one EVgo OpCo Unit, together with one share of Class B common stock, for either one share of Class A common stock, or, at EVgo OpCo’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to and in accordance with the terms of the EVgo OpCo A&R LLC Agreement. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt instruments, the EVgo OpCo A&R LLC Agreement requires EVgo OpCo to make pro rata cash distributions to all holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow Thunder Sub and EVgo Inc. to pay their taxes and to make payments under the Tax Receivable Agreement. In addition, the EVgo OpCo A&R LLC Agreement requires EVgo OpCo to make non-pro rata payments to Thunder Sub to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the EVgo OpCo A&R LLC Agreement. See the EVgo OpCo A&R LLC Agreement incorporated by reference as Exhibit 10.6 to this Annual Report.

On the CRIS Close Date, CRIS, Thunder Sub, EVgo Holdings and LS Power Equity Advisors, LLC, as agent, entered into the Tax Receivable Agreement. The Tax Receivable Agreement generally provides for the payment by the Company Group to EVgo Holdings (along with their permitted assigns, the “TRA Holders”) of 85% of the net cash savings, if any, in U.S. Federal, state and local income tax and franchise tax that the Company Group actually realizes (or is deemed to realize in certain circumstances) in periods after the CRIS Business Combination as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. Federal income tax purposes) of all or a portion of such holder’s EVgo OpCo Units pursuant to the CRIS Business Combination or the exercise of the redemption or Call Rights set forth in the EVgo OpCo A&R LLC Agreement and (ii) imputed interest deemed to be paid by the Company Group as a result of, and additional tax basis arising from, any payments the Company Group makes under the Tax Receivable Agreement. The Company Group will retain the benefit any remaining net cash savings. See the Tax Receivable Agreement incorporated by reference as Exhibit 10.8 to this Annual Report.

CRIS PIPE ONE, LLC purchased 500,000 shares of Class A common stock in the PIPE for a total purchase price of $5,000,000. Ms. Comstock, a member of EVgo Inc.’s Board of Directors, is an investor in CRIS PIPE ONE, LLC. In addition, funds associated with PIMCO or their affiliates purchased 5,000,000 shares of Class A common stock in the PIPE for a total purchase price of $50,000,000. The PIPE financing was consummated concurrently with the closing of the CRIS Business Combination. The purpose of the PIPE is to raise additional capital for use by EVgo following the closing of the CRIS Business Combination.

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

Following the CRIS Business Combination, CRIS was renamed “EVgo Inc.” The CRIS Business Combination was accounted for as a reverse recapitalization. EVgo OpCo was deemed the accounting predecessor and the combined entity was the successor registrant of the CRIS Business Combination, meaning that EVgo OpCo’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. Under this method of accounting, CRIS was treated as the acquired company for financial statement reporting purposes. See Note 3 to the audited consolidated financial statements of EVgo included elsewhere in this Annual Report for more information.

Government EV Initiatives

In order to encourage the use of EVs, the Federal government as well as state and local governments offer a variety of incentives and rebates. In November 2021, Congress passed and the President signed the Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Law. Among other provisions, this legislation included up to $7.5 billion in funding for electric vehicle charging infrastructure through the Department of Transportation. The U.S. Federal government offers a tax credit for qualified plug-in EVs; the minimum credit is $2,500, and the maximum credit is $7,500, depending on vehicle weight and battery capacity. These credits will begin to phase out when the vehicle manufacturer reaches certain production levels, and such credit has already been completely phased out for EVs manufactured by GM and Tesla, but legislation under consideration in Congress, if enacted as currently proposed, would alleviate the manufacturer cap and expand the credit both for used and new electric vehicles. States including California, Colorado, Delaware, Massachusetts, New Jersey, and New York also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. EVs are also gaining momentum in the Midwest, and soon states like Illinois will also begin to offer vehicle and EVSE incentives.

Demand for EVs has also been encouraged by regulatory developments and changes in consumer habits. Several states — including California, Oregon, New Jersey, New York, Maryland and Massachusetts — have adopted or proposed mandates for EVs with the goal of more than 8 million EVs on the road by 2030. In September 2020, California Governor Gavin Newsom issued an executive order, announcing a target for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. Additionally, California has enacted its Clean Miles Standard aiming to reduce greenhouse gas emissions from TNCs, such as rideshare vehicles, through electrification and other means. In 2021, California also approved the ACT rule, a regulation that requires an increasing percentage of medium- and heavy-duty trucks sold in the state to be zero emissions. Washington, New York, New Jersey, and Oregon have also adopted the ACT rule.

EVgo believes these regulations, combined with a shift toward car-sharing and mobility as a service offering as well as broader fleet sustainability trends, will rapidly accelerate EV adoption by fleets in the coming years.

Recargo Acquisition

On July 9, 2021, a subsidiary of EVgo acquired Recargo from an affiliate of innogy SE, a European electric utility company based in Germany, for $25.0 million in cash, including repayment of $3.0 million of indebtedness, pursuant to the Recargo Agreement, dated July 9, 2021, by and among innogy e-Mobility US LLC, innogy SE solely in its capacity as guarantor, and EVgo Recargo HoldCo LLC. Recargo is an EV cloud-based data solution provider formed in 2009 and focused on EV app development, market research, data licensing, reporting and advertising. On December 29, 2021, Recargo converted from a California corporation to a California limited liability company.

Key Components of Results of Operations

Revenue

EVgo’s revenues are generated across various business lines. The majority of EVgo’s revenue is generated from the sale of charging services, which are comprised of retail, OEM and commercial business lines. In addition, EVgo generates ancillary revenues through the sale of data services, consumer retail services and the development and project management of third-party owned charging sites. EVgo also offers network services to OEM customers, including memberships and marketing. Finally, as a result of owning and operating the EV charging stations, EVgo earns regulatory credits such as California LCFS credits which are sold to generate additional revenue.

Revenue From Related Parties

Historical revenue from related parties consists primarily of revenue received from the Nissan Agreement for the period in which Nissan was a minority owner of EVgo. EVgo provided, and continues to provide, several service offerings under the Nissan contracts, including charging and ancillary services. As of January 16, 2020, the date LS Power completed its acquisition of EVgo, Nissan is no longer a related party. In addition, during 2020 and 2021, EVgo entered into various agreements with an affiliate of LS Power for the purchase and sale of California LCFS credits at prevailing market prices.

Cost of Sales

Cost of Revenue (exclusive of depreciation and amortization shown separately below)

Cost of revenue consists primarily of energy usage fees, site operating and maintenance expenses, warranty and repair services, and site lease and rent expense associated with charging equipment.

Depreciation and Amortization

Depreciation and amortization consist of depreciation related to EVgo’s property and equipment associated with charging equipment and installation and amortization of EVgo’s capital build liabilities.

Gross Profit (Loss) and Gross Margin

Gross profit (loss) consists of EVgo’s revenue less its cost of revenue and depreciation and amortization. Gross margin is gross profit (loss) as a percentage of revenue.

Operating Expenses

General and Administrative

General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, customer service and network charges, office rent expense and professional services. EVgo expects its general and administrative expenses to increase in absolute dollars as it continues to grow its business but to decrease over time as a percentage of revenue. EVgo incurs additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

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

Operating Profit (Loss) and Operating Margin

Operating profit (loss) consists of EVgo’s gross profit or loss less general and administrative expenses, transaction bonus expense and depreciation, amortization and accretion in operating expenses. Operating margin is operating loss as a percentage of revenue.

Interest Expense, Related Party

Interest expense, related party consists primarily of interest due under the Secured Grid Demand Promissory Note, dated January 16, 2020, by and between EVgo Services and EVgo Holdings (the “LS Power Note”). Pursuant to the terms of the Business Combination Agreement, the LS Power Note was cancelled immediately prior to the CRIS Close Date and deemed to be an equity contribution to the Company, immediately followed by a contribution of such equity interest by EVgo Holdings to EVgo Holdco.

Other Income, Net (Including Related Parties)

Other income, related parties, consisted of income received under agreements with NRG and Nissan. On June 16, 2017, EVgo entered into a master EV services agreement with NRG to install and operate a network of EV charging stations on behalf of NRG. NRG compensated EVgo for costs incurred for operating the charging network. In addition, on March 29, 2016, EVgo entered into the Nissan Agreement, which required EVgo to install and operate a number of chargers on behalf of Nissan. Nissan compensated EVgo for costs incurred for operating the charging network. Under both agreements, the cost of the chargers was included in property and equipment and the related capital build liability for each agreement is included as a long-term liability on the balance sheet. Subsequent to the LS Power Acquisition Date, income received under the NRG and Nissan agreements are disclosed as other income, net.

Other income, net, consists primarily of income received under the agreements with NRG and Nissan subsequent to the LS Power Acquisition Date as well as unrealized gains on marketable securities.

Change in Fair Values of Warrant and Earnout Liabilities

The change in the fair values of the warrant and earnout liabilities represents the gain (loss) on the adjustments to mark the warrant and earnout liabilities to fair value for each reporting period.

Income Taxes

EVgo’s provision for income taxes consists primarily of income taxes related to Federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. For the years ended December 31, 2021 and 2020, EVgo’s provision for income taxes and effective tax rates were deemed to be de minimis. As of December 31, 2021, EVgo maintained a full valuation allowance on EVgo’s net deferred tax assets. There were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties as of December 31, 2021.

Net Earnings (Loss) Attributable to Redeemable Noncontrolling Interest

Net earnings (loss) attributable to redeemable noncontrolling interest represents the share of net earnings or loss that is attributable to the holder of EVgo’s Class B common stock.

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

Number of DC Stalls on EVgo’s Network

Number of DC stalls represents the total number of DC stalls that EVgo has operational on its network. One stall can charge one vehicle at a time. There are certain configurations of EVgo sites where one DC charger is capable of charging only one vehicle at a time; all chargers at such a site are counted as one stall per one charger. There are certain configurations of EVgo sites where one DC charger is capable of charging two vehicles simultaneously; all chargers at such a site are counted as two stalls per one charger. The following table represented network throughput and number of DC stalls on EVgo’s network:

		Combined
		Successor
		and
	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Network throughput (GWh) for the three months ended	8.2	4.2
Network throughput (GWh) for the year ended	26.4	15.7

Number of DC stalls on EVgo network as of	1,676	1,422

Factors Affecting EVgo’s Operating Results

EVgo believes its performance and future success depend on several factors, including those discussed below and in “Item 1A. Risk Factors.”

EV Sales

The EV charging market is heavily dependent on the general market for EVs and, therefore, EVgo’s revenue growth is directly tied to the adoption and continued acceptance and usage of passenger and commercial EVs. The market for EVs is still rapidly evolving and, although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain disruptions including, but not limited to, availability of certain components (e.g. semiconductors), ability of EV OEMs to ramp-up EV production, availability of batteries, and battery materials; availability, cost and desirability of other alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy gasoline and diesel-powered vehicles; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, EVgo’s operating results may be adversely affected.

Electrification of Fleets

EVgo faces competition in the fleet segment, including from certain fleet customers who may opt to install and own the charging equipment on their property, but believes its unique set of offerings to fleets and existing charging network position EVgo advantageously to win business from fleets. Fleet owners are generally more sensitive to the TCO of a vehicle than private-vehicle owners. As such, electrification of vehicle fleets may occur more slowly or more rapidly than management forecasts based on the cost to purchase, operate and maintain EVs and the general availability of such vehicles relative to those of legacy ICE vehicles. EVgo’s, and other competitors’, ability to offer competitive charging services and value-added ancillary services may impact the cadence at which fleets electrify and may impact EVgo’s ability to capture market share in fleets. Additionally, Federal, state and local government support and regulations directed at fleets (or lack thereof) may accelerate or delay fleet electrification and increase or reduce EVgo’s business opportunity. EVgo’s management is currently monitoring several key rules that may encourage fleet electrification, including California’s ACT rule and the implementation of California’s Clean Miles Standard, as well as similar proposals in other zero emission vehicle states.

Competition

The EV charging industry is increasingly competitive. The principal competitive factors in the industry include charger count, locations and accessibility; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; software-enabled services offering and overall customer experience; operator brand, track record and reputation; and access to equipment vendors, service providers and policy incentives, and pricing. Existing competitors may expand their product offerings and sales strategies, new competitors may enter the market and certain fleet customers may choose to install and operate their own charging infrastructure. If EVgo’s market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Government Mandates, Incentives and Programs.

The U.S. Federal government, some state and local governments, and certain utilities provide incentives to end-users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, grants and other financial incentives. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations. For example, EVgo has historically benefitted from the availability of Federal tax credits under Section 30C of the Code. The credits under Section 30C of the Code expired on December 31, 2021, and thus, are not available going forward for EV charging stations placed in service after such date unless such credits are extended retroactively. Current legislation proposals include an extension of the credits under Section 30C of the Code as of and after December 31, 2021. In addition, in November 2021, Congress passed and the President signed the Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Law, which included up to $7.5 billion in funding for electric vehicle charging infrastructure through the Department of Transportation. The U.S. Federal government offers a tax credit for qualified plug-in EVs; the minimum credit is $2,500 and the maximum credit is $7,500, depending on vehicle weight and battery capacity. These credits will begin to phase out when the vehicle manufacturer reaches certain production levels, and such credit has already been completely phased out for EVs manufactured by GM and Tesla, but legislation under consideration in Congress, if enacted as currently proposed, would alleviate the manufacturer cap and expand the credit both for used and new electric vehicles. States also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases and have adopted or proposed mandates for EVs as well as mandates that aim to reduce greenhouse gas emissions through electrification such as California’s Clean Miles Standard and the ACT rule.

There can be no assurance that any of these programs will have sufficient availability or be extended, or if extended, that such extension will be effective retroactively or that these programs will not be otherwise reduced. Any reduction in rebates, tax credits, grants or other financial incentives could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there is no assurance EVgo will have the necessary tax attributes to utilize any such credits and may not be able to monetize them given the nascent state of the market for such credits or be able to monetize such credits on favorable terms. New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of EVgo’s stations. Furthermore, future tariffs and policy incentives may favor equipment manufactured or assembled at American factories, which may put EVgo’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or eliminating EVgo’s ability to apply or qualify for grants and other government incentives, or by disqualifying EVgo from the ability to compete for certain charging infrastructure buildout solicitations and programs, including those initiated by Federal government agencies.

Technology Risks

EVgo relies on numerous internally developed and externally sourced hardware and software technologies to operate its network and generate earnings. EVgo engages a variety of third-party vendors for non-proprietary hardware and software components. The ability of EVgo to continue to integrate its technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries will determine EVgo’s sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem become obsolete and EVgo will be required to make significant investment to continue to effectively operate its business. EVgo’s management believes EVgo’s business model is well-positioned to enable EVgo to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.

Sale of Regulatory Credits

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

Results of Operations

EVgo accounted for its acquisition by LS Power as a business combination under ASC Topic 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, EVgo elected to apply push-down accounting. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. Refer to Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report, for additional information. As a result of the acquisition, EVgo’s consolidated financial statements for the period from and after January 16, 2020 are presented on a different basis than that for the periods before January 16, 2020 due to the application of purchase accounting as of the acquisition date and, therefore, are not comparable.

The acquisition resulted in the following principal impacts for the period subsequent to the acquisition date:

●	Increased depreciation, amortization, and accretion in operating expenses resulting from recording of tangible and intangible assets at fair value;
●	Increased interest expense resulting from entering into the LS Power Note with EVgo Holdings in conjunction with the close of the business combination; and
●	Increased share-based compensation expense resulting from the share-based compensation plan formed in accordance with the terms of the acquisition agreement.

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

EVgo believes reviewing its operating results for the year ended December 31, 2020 by combining results of the 2020 predecessor period and 2020 successor period is more useful in discussing overall operating performance when compared to the 2021 successor period. Results presented separately for the predecessor period and successor period are included within the consolidated financial statements included elsewhere in this Annual Report.

The table below presents EVgo’s results of operations for the years ended December 31, 2021 and 2020:

		Combined
		Successor
		and
	Successor	Predecessor

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$21,652	$13,220	$8,432	64%
Revenue from related parties	562	1,355	(793)	(59)%
Revenue	$22,214	$14,575	$7,639	52%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	(17,058)	(14,091)	(2,967)	21%
Depreciation and amortization	(11,986)	(9,529)	(2,457)	26%
Gross loss	(6,830)	(9,045)	2,215	24%
General and administrative	71,086	35,335	35,751	101%
Transaction bonus	—	5,316	(5,316)	(100)%
Depreciation, amortization and accretion	11,915	9,504	2,411	25%
Operating loss	(89,831)	(59,200)	(30,631)	(52)%
Interest expense, related party	1,926	1,414	512	36%
Interest income	(69)	-	(69)
Other income, net	(607)	(12,403)	11,796	95%
Change in fair value of earnout liability	(2,214)	-	(2,214)
Change in fair value of warrant liability	(31,105)	-	(31,105)
Net loss	(57,762)	(48,211)	(9,551)	(20)%
Less: net loss attributable to redeemable noncontrolling interest	(51,856)	(48,211)	(3,645)	(8)%
Net loss attributable to Class A common stockholders	$(5,906)	$-	$(5,906)

Gross margin	(30.7)%	(62.1)%
Operating margin	(404.4)%	(406.2)%
Network throughput (GWh)	26.4	15.7
Number of DC stalls	1,676	1,422

The table below presents EVgo’s revenue for the years ended December 31, 2021 and 2020:

		Combined
		Successor
		and
	Successor	Predecessor

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Revenue
Charging revenue, retail	$11,041	$5,866	$5,175	88%
Charging revenue, OEM	812	1,393	(581)	(42)%
Charging revenue, commercial	2,420	1,661	759	46%
Network revenue, OEM	1,510	561	949	169%
Ancillary revenue	3,408	1,857	1,551	84%
Regulatory credit sales	3,023	3,237	(214)	(7)%
Total revenue	$22,214	$14,575	$7,639	52%

Total revenue for the year ended December 31, 2021 increased $7.6 million, or 52%, to $22.2 million compared to $14.6 million for the year ended December 31, 2020. As further discussed below, the increase in revenue during 2021 was primarily due to an 88% increase in retail charging revenue as well as an 84% increase in ancillary revenue, partially offset by the 42% decrease in OEM charging revenue.

Charging Revenue, Retail

Charging revenue, retail, for the year ended December 31, 2021 increased $5.2 million, or 88%, to $11.0 million compared to $5.9 million for the year ended December 31, 2020. Year-over-year growth was due to an overall increase in usage and subscription fees driven primarily by a growing number of customers and increased charging volume, as well as the ongoing recovery from COVID-19.

Charging Revenue, OEM

Charging revenue, OEM, for the year ended December 31, 2021 decreased $0.6 million, or 42%, to $0.8 million compared to $1.4 million for the year ended December 31, 2020. The decrease was primarily due to the sunset of the Nissan Agreement, in which EVgo partnered with Nissan to provide charging services for Nissan EVs.

Charging Revenue, Commercial

Charging revenue, commercial, for the year ended December 31, 2021 increased $0.8 million, or 46%, to $2.4 million compared to $1.7 million for the year ended December 31, 2020. The increase was attributable to new fleet contracts that became effective during 2021, increased charging volume by EVgo’s public fleet customers as well as the ongoing recovery from COVID-19.

Network Revenue, OEM

Network revenue, OEM, for the year ended December 31, 2021 increased $0.9 million, or 169%, to $1.5 million compared to $0.6 million for the year ended December 31, 2020 due to increased revenue under an OEM agreement related to marketing activities, membership fees and the breakage of prepaid charging credits.

Ancillary Revenue

Ancillary revenue for the year ended December 31, 2021 increased by $1.6 million, or 84%, to $3.4 million compared to $1.9 million for the year ended December 31, 2020. The increase was primarily due to the acquisition of Recargo and subsequent inclusion of Recargo’s revenues.

Regulatory Credit Sales

Regulatory credit sales for the year ended December 31, 2021 decreased $0.2 million, or 7%, to $3.0 million compared to $3.2 million for the year ended December 31, 2020. The decrease was primarily due to the lower average sale price per credit.

Cost of Sales

Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately Below)

Cost of revenue for the year ended December 31, 2021 increased $3.0 million, or 21%, to $17.1 million compared to $14.1 million for the year ended December 31, 2020. The increase in cost of sales during 2021 was primarily due to a $1.9 million, or 31%, increase in usage related costs as a result of the overall increase in throughput, as well as the increase in maintenance and other site-related costs resulting from the increased site and stall counts. Partially offsetting those cost increases were decreases year-over-year in ancillary costs driven by lower engineering, procurement, and construction costs.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2021 increased $2.5 million, or 26%, to $12.0 million compared to $9.5 million for the year ended December 31, 2020 due to the DC stall count growing from 1,422 to 1,676 for the year ended December 31, 2021.

Gross Loss and Gross Margin

Gross loss for the year ended December 31, 2021 improved $2.2 million, or 24%, to $6.8 million compared to $9.0 million for the year ended December 31, 2020. Gross margin for the year ended December 31, 2021 improved to negative 30.7% compared to negative 62.1% for the year ended December 31, 2020 due to the improved operating leverage, as well as an improved ancillary margin including the contribution from Recargo.

Operating Expenses

General and Administrative

General and administrative costs for the year ended December 31, 2021 increased $35.8 million, or 101%, to $71.1 million compared to $35.3 million for the year ended December 31, 2020. The difference was due to a $17.4 million increase in payroll expenses driven by higher headcount and higher share-based compensation, a $6.3 million increase in professional services and legal fees, a $6.0 million increase in project development costs driven by increased number of site surveys and non-operational site rent expense and a $3.0 million increase in insurance expenses as a result of the CRIS Business Combination, as well as other expenses undertaken by EVgo in order to drive ongoing growth year-over-year and in future years to ensure that EVgo can function as a public company.

Transaction Bonus

Transaction bonus expense for the year ended December 31, 2020 was $5.3 million due to a contingent transaction bonus awarded to certain eligible employees in conjunction with the LS Power acquisition of EVgo. There were no such expenses recorded in 2021.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expenses for the year ended December 31, 2021 increased $2.4 million, or 25%, to $11.9 million compared to $9.5 million for the year ended December 31, 2020. The increase was primarily due to purchase accounting related to EVgo’s acquisition of Recargo, which resulted in a higher amount of intangible assets that were amortized in 2021 compared to the prior year.

Operating Loss and Operating Margin

During the year ended December 31, 2021, EVgo had an operating loss of $89.8 million, an increase of $30.6 million, or 52%, compared to $59.2 million for the year ended December 31, 2020. The increase year-over-year was primarily due to the increased general and administrative expenses, as well as depreciation, amortization and accretion expenses due to an increased number of chargers in EVgo’s network and the Recargo acquisition. Operating margin for the year ended December 31, 2021 improved to negative 404.4% compared to negative 406.2% for the year ended December 31, 2020.

Interest Expense, Related Party

Interest expense, related party, for the year ended December 31, 2021 was $1.9 million, an increase of $0.5 million, or 36% compared to $1.4 million for the year ended December 31, 2020 due to the additional proceeds received from the LS Power Note during 2021.

Other Income, Net

Other income, net, for the year ended December 31, 2021 decreased to $0.6 million compared to $12.4 million for the year ended December 31, 2020. The decrease was primarily due to decrease in income from one of the capital build programs that ended during 2020 and the release of a contingent liability during 2020.

Changes in Fair Values of Warrant and Earnout Liabilities

The change in the fair values of the warrant and earnout liabilities were due to the liabilities that were assumed in connection with the CRIS Business Combination. For the year ended December 31, 2021, there was a $33.3 million gain primarily due to the change in the fair values of the liabilities from the CRIS Close Date through December 31, 2021.

Net Loss

Net loss for the year ended December 31, 2021 was $57.8 million, a $9.6 million, or 20%, increase compared to $48.2 million for the year ended December 31, 2020. The increased loss was primarily due to the increased general and administrative expenses incurred to support growth; the depreciation, amortization and accretion expenses incurred due to an increased number of chargers in EVgo’s network and the Recargo acquisition; and the reduction of other income, net, partially offset by a $33.3 million change in the fair value of the warrant and earnout liabilities.

Non-GAAP Financial Measures

This Annual Report includes the non-GAAP financial measures: “Adjusted Cost of Sales,” “Adjusted Gross Profit (Loss),” “Adjusted Gross Margin,” “EBITDA,” “Adjusted EBITDA” and “Receipts.” EVgo believes these measures are useful to investors in evaluating EVgo’s financial performance. In addition, EVgo uses these measures internally to establish forecasts, budgets, and operational goals to manage and monitor its business. Further, due to the nature of certain OEM contracts, there is a significant timing difference between cash receipt and revenue recognition, therefore, EVgo believes Receipts (defined below) provides valuable insight to the ongoing performance and liquidity of the business. EVgo believes that these non-GAAP financial measures help to depict a more realistic representation of the performance of the underlying business, enabling EVgo to evaluate and plan more effectively for the future. EVgo believes that investors should have access to the same set of tools that its management uses in analyzing operating results.

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

Adjusted Cost of Sales, Adjusted Gross Profit (Loss), Adjusted Gross Margin, EBITDA and Adjusted EBITDA. EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation and amortization, (ii) share-based compensation, and (iii) O&M reimbursement. Adjusted Gross Profit (Loss) is defined as revenues less Adjusted Cost of Sales. Adjusted Gross Margin is defined as Adjusted Gross Profit (Loss) as a percentage of revenues. EVgo defines EBITDA as net income (loss) before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. EVgo defines Adjusted EBITDA as EBITDA plus (i) stock-based compensation expense, (ii) loss on disposal of assets and (iii) other unusual or nonrecurring income (expenses) such as bad debt expense.

During the third quarter of 2021, the Company changed its presentation of certain costs that were included as a component of cost of sales in previous periods. The Company now presents these costs as a component of general and administrative expenses. The following is a reconciliation of the previous and current presentation of cost of sales to adjusted cost of sales:

		Combined
		Successor
		and
	Successor	Predecessor

	Year Ended
	December 31,
(dollars in thousands)	2021	2020
Cost of sales, under previous method	$33,768	$27,189
Reclassification	(4,724)	(3,569)
Cost of sales, as reported	29,044	23,620
Less: Depreciation and amortization in cost of sales	11,986	9,529
Less: Share-based compensation and other	(2)	(33)
Adjusted cost of sales	$17,060	$14,124

The following table presents the reconciliation of gross loss, the most directly comparable GAAP measure, to adjusted gross profit for the years ended December 31, 2021 and 2020:

		Combined
		Successor
		and
	Successor	Predecessor

	Year Ended
	December 31,
(dollars in thousands)	2021	2020
Gross loss, as reported	$(6,830)	$(9,045)
Add: Depreciation and amortization in cost of sales	11,986	9,529
Add: Share-based compensation and other	(2)	(33)
Adjusted gross profit	$5,154	$451

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020:

		Combined
		Successor
		and
	Successor	Predecessor

	Year Ended
	December 31,
(dollars in thousands)	2021	2020
Net loss	$(57,762)	$(48,211)
Adjustments:
Depreciation	12,122	9,604
Amortization	10,177	8,261
Accretion	1,602	1,168
Interest income	(69)	—
Interest expense	1,926	1,414
State income tax	—	2
EBITDA	(32,004)	(27,762)
Share-based compensation	10,942	942
Loss on disposal of asset	1,311	1,301
Unrealized loss (gain) on investment	(554)	—
Bad debt expense	405	233
Change in fair value of earnout liability	(2,214)	—
Change in fair value of warrant liability	(31,105)	—
Release of contingent liability[1]	—	(3,978)
Nonrecurring costs[2]	1,849	5,307
Adjusted EBITDA	$(51,370)	$(23,957)

1  Includes income related to the release of a $4.0 million contingent liability for the year ended December 31, 2020. See Note 3 to the audited consolidated financial statements of EVgo included elsewhere in this Annual Report.

2  Includes transaction costs related to the CRIS Business Combination and Recargo acquisition for the year ended December 31, 2021 and a $5.3 million of transaction bonus costs related to LS Power’s acquisition of EVgo for the year ended December 31, 2020. See Note 3 to the audited consolidated financial statements of EVgo included elsewhere in this Annual Report.

Receipts. EVgo defines Receipts, a non-GAAP financial measure, as total revenue plus change in deferred revenue over the same period. Pursuant to the term of certain OEM contracts, EVgo is paid well in advance of when revenue can be recognized according to ASC 606; usually, the payment is tied to the number of stalls that commence operations under the applicable contract arrangement. EVgo believes that Receipts provide investors insight into cash generated from EVgo’s customers and EVgo’s periodic performance and liquidity. EVgo uses Receipts to monitor and measure EVgo’s commercial performance, liquidity and growth as EVgo’s OEM customers pay EVgo in advance for placing stalls in operation, and then EVgo recognizes a portion of the related revenue over time.

The calculation of Receipts is set forth in the table below for the following periods:

		Combined
		Successor
		and
	Successor	Predecessor

	Year Ended
	December 31,
(dollars in thousands)	2021	2020
Receipts
Total revenues	$22,214	$14,575
Change in deferred revenue[1]	21,925	(628)
Total Receipts	$44,139	$13,947
Year-over-year percentage change in total Receipts	216%

1 As presented in the consolidated statements of cash flows. Change in deferred revenue for the year ended December 31, 2021 includes the first payment received in March 2021 of $20.0 million under one of EVgo’s OEM agreements.

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of December 31, 2021, EVgo had a cash balance of $485.2 million and working capital of $459.5 million. As of December 31, 2020, EVgo had a cash balance of $7.9 million and a working capital deficit of $43.6 million. The Company’s net cash inflow for the year ended December 31, 2021 was $477.3 million. EVgo believes its cash on hand as of December 31, 2021 is sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Annual Report.

To date, EVgo’s primary sources of liquidity have been cash flows from the CRIS Business Combination, government grants, strategic relationships with OEMs and loans and equity contributions from its previous owners. EVgo’s primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers, and capital expenditures (including property and equipment). EVgo’s principal uses of cash in recent periods have been funding its operations and investing in capital expenditures.

Following the consummation of the CRIS Business Combination, the Company Group is obligated to make payments under the Tax Receivable Agreement. The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. However, the Company Group expects that the payments that it will be required to make to TRA Holders in connection with the Tax Receivable Agreement will be substantial. Any payments made by the Company Group to TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to EVgo Inc. or EVgo OpCo. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt or other agreements, the EVgo OpCo A&R LLC Agreement will require EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. EVgo Inc. generally expects EVgo OpCo to fund such distributions out of available cash. However, except in cases where the Company Group elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or the Company Group has available cash but fails to make payments when due, generally the Company Group may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest at the rate provided for in the Tax Receivable Agreement, and such interest may significantly exceed the Company Group’s other costs of capital. In certain circumstances (including an early termination of the Tax Receivable Agreement due to a change of control or otherwise), payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration in connection with a change of control, where applicable, EVgo Inc. generally expects the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration, which could have a significant impact on EVgo’s ability to consummate a change of control or the proceeds received by EVgo’s stockholders in connection with a change of control. However, the Company Group may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity or financial condition.

Cash Flows

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

		Combined
		Successor
		and
	Successor	Predecessor

	Year Ended
	December 31,
(dollars in thousands)	2021	2020
Cash flows used in operating activities	$(29,603)	$(20,421)
Cash flows used in investing activities	(87,765)	(19,510)
Cash flows provided by financing activities	594,635	47,078
Net increase in cash and restricted cash	$477,267	$7,147

Operating Activities. Cash used in operating activities for the year ended December 31, 2021 was $29.6 million compared to cash used in operating activities of $20.4 million during the year ended December 31, 2020. The year-over-year increase was primarily due to an increase in net cash loss of $23.0 million. In addition, there were increased cash outflows year-over-year of $6.7 million and $2.1 million related to prepaid expenses and other current and noncurrent assets, and accounts payable, respectively. Offsetting these decreases were $22.6 million in cash inflows from deferred revenue and $2.9 million from increased accrued expenses year-over-year.

Investing Activities. Cash used in investing activities for the year ended December 31, 2021 was $87.8 million, relating to purchases of property and equipment. Of the $87.8 million, $65.0 million was mainly comprised of purchases for construction in process and charging equipment and the remaining amount was related to the Recargo acquisition. During the year ended December 31, 2020, purchases of property and equipment were $19.5 million, comprised of charging equipment and construction in process.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2021 was $594.6 million, primarily comprised of proceeds from the CRIS Business Combination, related party note payable and capital-build funding. Cash provided by financing activities for the year ended December 31, 2020 was $47.1 million, consisting of proceeds from the related party note payable, capital-build funding and contributions.

Working Capital. EVgo’s working capital as of December 31, 2021 was $459.5 million, compared to a deficit of $43.6 million as of December 31, 2020. During the year ended December 31, 2021, EVgo’s cash balance increased by $477.3 million, accounts receivable, capital build, increased by $6.4 million and prepaid expenses increased by $1.8 million. The increase in assets were partially offset by the decrease in the related party note payable of $39.2 million, an increase in the accrued expenses balance of $16.1 million and an increase in the customer deposits balance of $3.9 million.

Contractual Obligations and Commitments. As of December 31, 2021, EVgo had $28.7 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. EVgo also enters into leases as a lessee in the form of ground leases of land for certain properties, and as part of EVgo’s corporate operations, for office, warehouse and laboratory leases. Currently, EVgo’s operating leases do not have residual value guarantees or other restrictions or covenants. EVgo expects to fund these obligations through existing financing or cash flows from operations. As of December 31, 2021, EVgo’s future contractual obligations as a lessee included operating lease obligations of $2.3 million during 2022 and $13.7 million thereafter.

Critical Accounting Policies and Estimates

The discussion and analysis of EVgo’s financial condition and results of operations is based upon EVgo’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of EVgo’s financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively. See Note 2 to the Company’s consolidated financial statements included elsewhere in this Annual Report for additional description of the significant accounting policies that have been followed in preparing EVgo’s consolidated financial statements.

The accounting policies described below are those EVgo considers to be the most critical to an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment. EVgo considers its critical accounting estimates to be those related to its asset retirement obligations, business combinations, and warrant liability, which are described below.

Revenue Recognition

EVgo recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Recording revenues requires judgment, including determining whether an arrangement includes multiple performance obligations, whether any of those obligations are distinct and cannot be combined and allocation of the transaction price to each performance obligation based on the relative standalone selling prices (“SSP”). Some customers receive certain contract elements over time. Changes to the elements in an arrangement or, in EVgo’s determination, to the relative SSP for these elements, could materially affect the amount of earned and unearned revenues reflected in its consolidated financial statements.

Understanding the complex terms of some of EVgo’s agreements and determining the appropriate time, amount and method under which the Company should recognize revenue for the related transactions requires significant judgment. The Company exercises judgment in determining which promises in a contract constitute performance obligations rather than set-up activities. The Company determines which activities under a contract transfer a good or service to a customer rather than activities that are required to fulfill a contract but do not transfer control of a good or service to the customer. Determining whether obligations in a contract are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching its conclusion, the Company assesses the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated which may require judgment based on the facts and circumstances of the contract. The Company does not disclose the transaction price allocated to remaining performance obligations for (i) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice, and (ii) contracts with variable consideration allocated entirely to a single performance obligation. The Company’s remaining performance obligations under these contracts include providing charging services and maintenance services which will be recognized over the next one to four years. Any element of variable consideration is due to the unknown number of users that will receive charging credits or an unknown number of sites that will receive maintenance services. The Company has determined it is not necessary to estimate variable consideration as the uncertainty resolves itself monthly in accordance with the contracts’ revenue recognition pattern. The timing and amount of revenue recognition in a period could vary if different judgments were made.

Additionally, where there are multiple performance obligations, judgment is required to determine revenue for each distinct performance obligation. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment to appropriately determine the suitable method for estimating the SSP. EVgo determines SSP using observable pricing when available, which takes into consideration market conditions and customer specific factors.

At contract inception, EVgo determines whether EVgo satisfies the performance obligation over time or at a point in time. Revenues from charging – OEM and ancillary revenue are primarily recognized ratably over time or as fee-bearing usage occurs. Revenues from charging – retail, charging – commercial, and LCFS are usage-based services and recognized at a point in time upon the delivery of the charging services.

Asset Retirement Obligations

EVgo has determined that EVgo is obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized in EVgo’s consolidated financial statements is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. These estimates and assumptions are very subjective. In addition, there are other external factors which could significantly affect the ultimate settlement costs or timing for these obligations, including changes in environmental regulations and other statutory requirements and fluctuations in industry costs. As a result, EVgo’s estimates of asset retirement obligations are subject to revision due to the factors described above. Changes in estimates prior to settlement result in adjustments to both the liability and related asset values.

Goodwill

EVgo completes an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level. EVgo first performs a qualitative assessment of certain of EVgo’s reporting unit. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of EVgo’s reporting unit, events or changes affecting the composition or carrying amount of the net assets of EVgo’s reporting unit, sustained decrease in EVgo’s share price, and other relevant entity-specific events. If EVgo elects to bypass the qualitative assessment or if EVgo determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. EVgo then performs the goodwill impairment test for each reporting unit by comparing the reporting unit’s carrying amount, including goodwill, to its fair value, which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. Estimates critical to EVgo’s evaluation of goodwill for impairment include forecasts for revenue, EBITDA growth and long-term growth rates, as well as the discount rates. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If EVgo identifies events or changes in circumstances that could impact recoverability, EVgo compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the loss would be recognized during that period. The impairment loss would be calculated as the difference between the asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. EVgo did not recognize any impairment losses for any periods presented.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for certain acquisitions EVgo retains the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using various methodologies including discounted cash flows, relief from royalty and multiperiod excess earnings depending on the type of intangible asset purchased. These methodologies incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates.

Warrant Liability

EVgo accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities From Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to EVgo’s common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of EVgo’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “changes in fair value of warrant liability” in the consolidated statements of operations. The fair value of the private placement warrants on the date of issuance and on each measurement date is estimated using a Monte Carlo simulation methodology, which includes inputs such as EVgo’s stock price, the risk-free interest rate, the expected term, the expected volatility, the dividend rate, the exercise price and the number of private placement warrants outstanding. Assumptions used in the model are subjective and require significant judgment.

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see Note 2 to the consolidated financial statements of EVgo, as of and for the years ended December 31, 2021 and 2020, included elsewhere in this Annual Report.

JOBS Act

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

As an “emerging growth company,” EVgo is not required to, among other things, (a) provide an auditor’s attestation report on EVgo’s system of internal control over financial reporting, (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (d) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until EVgo otherwise no longer qualifies as an “emerging growth company.”

Following the CRIS Business Combination, EVgo was and currently is a “smaller reporting company” as defined under the Exchange Act. EVgo may continue to be a smaller reporting company so long as either (i) the market value of shares of its common stock held by non-affiliates is less than $250 million or (ii) its annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of its common stock held by non-affiliates is less than $700 million. If EVgo is a smaller reporting company at the time it ceases to be an emerging growth company, EVgo may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, EVgo may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if EVgo is a smaller reporting company under the requirements of (ii) above, EVgo would not be required to obtain an attestation report on internal control over financial reporting issued by its independent registered public accounting firm.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

EVgo is a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (KPMG LLP, Philadelphia, PA, PCAOB ID: 185)	74

Consolidated Balance Sheets at December 31, 2021 and 2020	74

Consolidated Statements of Operations for the year ended December 31, 2021, the Period From January 16, 2020 Through December 31, 2020 and the Period From January 1, 2020 Through January 15, 2020	76

Consolidated Statements of Stockholders’ and Member’s Equity (Deficit) for the Year Ended December 31, 2021, the Period From January 16, 2020 Through December 31, 2020 and the Period From January 1, 2020 Through January 15, 2020	77

Consolidated Statements of Cash Flows for the Year Ended December 31, 2021, the Period from January 16, 2020 Through December 31, 2020 and the Period from January 1, 2020 Through January 15, 2020	79

Notes to Consolidated Financial Statements	81

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	127

The financial information in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

EVgo Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVgo Inc. (formerly known as EVgo Holdco, LLC and EVgo Services LLC) and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ and member’s equity (deficit) / member’s equity, and cash flows for the year ended December 31, 2021 (Successor), and for the periods from January 16, 2020 to December 31, 2020 (Successor) and January 1, 2020 to January 15, 2020 (Predecessor), and the related notes and financial statement schedule II, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 (Successor), and for the periods from January 16, 2020 to December 31, 2020 (Successor) and January 1, 2020 to January 15, 2020 (Predecessor), in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 24, 2022

EVgo Inc. (Successor)

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands)	2021	2020
Assets
Current assets
Cash and restricted cash	$484,881	$7,914
Accounts receivable, net	2,559	2,164
Accounts receivable, capital build	9,621	3,259
Receivable from related party	1,500	—
Prepaid expenses	6,395	4,598
Other current assets	1,389	2,037
Total current assets	506,345	19,972
Property, equipment and software, net	133,282	71,266
Intangible assets, net	72,227	67,956
Goodwill	31,052	22,111
Restricted cash	300	—
Other assets	3,115	836
Total assets	$746,321	$182,141

Liabilities, redeemable noncontrolling interest and stockholders’/member’s (deficit) equity
Current liabilities
Accounts payable	$2,946	$2,998
Payables to related parties	—	135
Accrued liabilities	27,078	10,945
Deferred revenue, current	5,144	1,653
Customer deposits	11,592	7,660
Note payable, related party	—	39,164
Capital-build, buyout liability	—	628
Other current liabilities	111	398
Total current liabilities	46,871	63,581
Earnout liability, at fair value	5,211	—
Asset retirement obligations	12,833	8,802
Capital-build liability, excluding buyout liability	23,169	17,388
Deferred revenue, noncurrent	21,709	2,732
Warrant liability, at fair value	48,461	—
Other liabilities	146	151
Total liabilities	158,400	92,654

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. (Successor)

Consolidated Balance Sheets (continued)

	December 31,	December 31,
(in thousands, except share data)	2021	2020
Redeemable noncontrolling interest	$1,946,252	$—
Stockholders’/member’s (deficit) equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2021; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of December 31, 2021; 68,020,630 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of December 31, 2021	7	—
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2021; 195,800,000 shares issued and outstanding as of December 31, 2021	20	—
LLC interests	—	136,348
Additional paid-in capital	—	929
Accumulated deficit	(1,358,358)	(47,790)
Total stockholders’/member’s (deficit) equity	(1,358,331)	89,487
Total liabilities, redeemable noncontrolling interest and stockholders’/member’s (deficit) equity	$746,321	$182,141

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Consolidated Statements of Operations

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Year Ended	Through	Through
	December 31,	December 31,	January 15,
(in thousands, except per share data)	2021	2020	2020
Revenue	$21,652	$11,759	$1,461
Revenue from related parties	562	1,290	65
Total revenue	22,214	13,049	1,526
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,058	13,416	675
Depreciation and amortization	11,986	9,231	298
Cost of sales	29,044	22,647	973
Gross (loss) profit	(6,830)	(9,598)	553

General and administrative	71,086	34,088	1,247
Transaction bonus	—	5,316	—
Depreciation, amortization and accretion	11,915	9,435	69
Total operating expenses	83,001	48,839	1,316
Operating loss	(89,831)	(58,437)	(763)

Interest expense, related party	1,926	1,414	—
Interest income	(69)	—	—
Other income, related parties	—	—	(342)
Other income, net	(607)	(12,061)	—
Change in fair value of earnout liability	(2,214)	—	—
Change in fair value of warrant liability	(31,105)	—	—
Total other income, net	(32,069)	(10,647)	(342)
Net loss	(57,762)	(47,790)	(421)
Less: net loss attributable to noncontrolling interest	(51,856)	(47,790)	(421)
Net loss attributable to Class A common stockholders	$(5,906)	$—	$—

Net loss per share to Class A common stockholders, basic and diluted	$(0.09)	N/A	N/A
Weighted-average basic and diluted shares used in computation of earnings per share	68,015	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. (Successor)

Consolidated Statement of Stockholders’ and Member’s Equity (Deficit)

For the Year Ended December 31, 2021

							Additional		Member’s and
	LLC Interests		Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020 (as previously reported)	—	$136,348	—	$—	—	$—	$929	$(47,790)	$89,487
Retroactive application of recapitalization	195,800	—	—	—	—	—	—	—	—
Balance, December 31, 2020 (as adjusted)	195,800	136,348	—	—	—	—	929	(47,790)	89,487
Share-based compensation	—	—	—	—	—	—	9,902	—	9,902
Equitization of note payable, related party	—	59,590	—	—	—	—	—	—	59,590
CRIS Business Combination, net of expenses	(195,800)	(195,938)	67,299	7	195,800	20	233,936	—	38,025
Vesting of Earnout Shares	—	—	719	0	—	—	10,853	—	10,853
Warrants exercised	—	—	3	0	—	—	30	—	30
Release of warrant liability	—	—	—	—	—	—	17	—	17
Net loss[1]	—	—	—	—	—	—	—	(40,938)	(40,938)
Fair value adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	(255,667)	(1,269,630)	(1,525,297)
Balance, December 31, 2021	—	$—	68,021	$7	195,800	$20	$—	$(1,358,358)	$(1,358,331)

1 Excludes $16.8 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Consolidated Statement of Member’s Equity

For the Year Ended December 31, 2020

	Class A	Class B	Class D
	Voting	Voting	Non-Voting			Additional
	Preferred	Common	Preferred	LLC Interests		Paid-In	Accumulated	Member’s
(in thousands)	Units	Units	Units	Shares	Amount	Capital	Deficit	Equity
Predecessor
Balance, December 31, 2019 (as previously reported)	$57,038	$22,167	$39,028	—	$—	$645	$(104,485)	$14,393
Retroactive application of recapitalization	(57,038)	(22,167)	(39,028)	195,800	118,233	—	—	—
Balance, December 31, 2019 (as adjusted)	—	—	—	195,800	118,233	645	(104,485)	14,393
Share-based compensation	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(421)	(421)
Balance, January 15, 2020	—	—	—	195,800	118,233	658	(104,906)	13,985

Successor
New basis of equity on push-down of acquisition by EVgo Holdco	—	—	—	—	12,799	(658)	104,906	117,047
Balance, January 16, 2020	—	—	—	195,800	131,032	—	—	131,032
Share-based compensation	—	—	—	—	—	929	—	929
Contributions	—	—	—	—	5,316	—	—	5,316
Net loss	—	—	—	—	—	—	(47,790)	(47,790)
Balance, December 31, 2020	$—	$—	$—	195,800	$136,348	$929	$(47,790)	$89,487

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Consolidated Statements of Cash Flows

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Year Ended	Through	Through
	December 31,	December 31,	January 15,
(in thousands)	2021	2020	2020
Cash flows from operating activities
Net loss	$(57,762)	$(47,790)	$(421)
Adjustments to reconcile net loss to net cash used in operating activities		—
Depreciation, amortization and accretion	23,901	18,665	368
Net loss on disposal of property and equipment	1,311	1,301	—
Share-based compensation	10,942	929	13
Relief of contingent consideration	—	(3,978)	—
Interest expense, related party	1,926	1,414	—
Change in fair value of earnout liability	(2,214)	—	—
Change in fair value of warrant liability	(31,105)	—	—
Other	761	—	—
Changes in operating assets and liabilities		—
Accounts receivable, net	(195)	50	33
Receivables from related parties	(1,425)	—	(333)
Prepaid expenses and other current and noncurrent assets	(5,691)	1,059	(46)
Accounts payable	(1,294)	519	315
Payables to related parties	(904)	135	(1)
Accrued liabilities	7,027	4,331	(248)
Deferred revenue	21,925	(591)	(37)
Customer deposits	3,931	3,591	13
Other current and noncurrent liabilities	(737)	288	—
Net cash used in operating activities	(29,603)	(20,077)	(344)
Cash flows from investing activities
Purchases of property, equipment and software	(65,003)	(19,344)	(166)
Acquisition of business, net of cash received	(22,762)	—	—
Net cash used in investing activities	(87,765)	(19,344)	(166)
Cash flows from financing activities
Proceeds from CRIS Business Combination	601,579	—	—
Proceeds from note payable, related party	24,000	37,750	—
Payments on note payable, related party	(5,500)	—	—
Proceeds from exercise of warrants	30	—	—
Capital-build funding, net	2,909	7,083	—
Payment of transaction costs for CRIS Business Combination	(28,383)	(3,071)	—
Contributions	—	5,316	—
Net cash provided by financing activities	594,635	47,078	—
Net increase (decrease) in cash and restricted cash	477,267	7,657	(510)
Cash and restricted cash, beginning of period	7,914	257	1,403
Cash and restricted cash, end of period[1]	$485,181	$7,914	$893
[1]

As of January 15, 2020, $0.6 million of cash included in the Predecessor’s balance sheet was not transferred to the Successor in accordance with the Holdco Merger Agreement (defined below) and was excluded from the Successor’s opening balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Consolidated Statements of Cash Flows (continued)

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Year Ended	Through	Through
	December 31,	December 31,	January 15,
(in thousands)	2021	2020	2020
Supplemental disclosure of noncash investing and financing activities
Accrued transaction costs for CRIS Business Combination	$352	$—	$—
Asset retirement obligations incurred	$2,456	$902	$—
Non-cash increase in accounts receivable, capital-build, and capital-build liability	$9,272	$—	$—
Reclassification of contingent earnout liability to equity upon triggering event	$10,853	$—	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$13,430	$1,931	$1,759
Contingent earnout liability recognized upon closing of CRIS Business Combination	$18,278	$—	$—
Conversion of note payable, related party, to equity	$59,590	$—	$—
Reclassification of redeemable noncontrolling interest on CRIS Close Date	$436,739	$—	$—
Fair value adjustment to redeemable noncontrolling interest	$1,525,297	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

Notes to Consolidated Financial Statements

Note 1– Description of Business and Nature of Operations

EVgo Services LLC (“EVgo Services” or “Predecessor”) owns and operates a public direct current (“DC”) fast charging network in the United States. EVgo Services was founded in October 2010 as NRG EV Services, LLC, a Delaware limited liability company and wholly owned subsidiary of NRG Energy, Inc. (“NRG”), an integrated power company based in Houston, Texas. EVgo Services’ network of charging stations provides electric vehicle (EV) charging infrastructure to consumers and businesses. Its network is capable of natively charging (i.e., charging without an adaptor) all EV models and charging standards currently available in the U.S. EVgo Services partners with national and regional chains of grocery stores, automotive OEMs, hotels, shopping centers, gas stations, parking lot operators, local governments and independent property owners in order to locate and deploy its EV charging infrastructure.

On June 17, 2016, NRG sold a majority interest in EVgo Services to Vision Ridge Partners. Under the terms of the sale, NRG retained certain obligations to fund EVgo Services’ operating expenses and capital expenditures. As of December 31, 2020, NRG had no ongoing obligations to EVgo Services under the terms of the original sales transaction.

On January 16, 2020 (the “Holdco Merger Date”), EVgo Services and its investors consummated the transactions contemplated pursuant to the merger agreement (the “Holdco Merger Agreement”) with EVgo Holdco, LLC (“EVgo Holdco”), whereby EVgo Services became a wholly-owned subsidiary of EVgo Holdco, resulting in a change in control by the Predecessor (the “Holdco Merger”). EVgo Holdco, controlled by LS Power Equity Partners IV, L.P. (“LS Power”), had no operations prior to the Holdco Merger. The Company elected push-down accounting and all of the Company’s assets and liabilities related to LS Power were remeasured at fair value on the Holdco Merger Date. LS Power was considered to be the accounting acquirer and formed EVgo Holdings, LLC (“EVgo Holdings”) and EVgo Holdco as part of the transaction.

EVgo Inc. (the “Company,” “Successor,” “EVgo”) was incorporated in Delaware on August 4, 2020 under the name Climate Change Crisis Real Impact I Acquisition Corporation (“CRIS”). The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The registration statement for the Company’s initial public offering consummated on October 2, 2020 (the “Initial Public Offering”), was declared effective on September 29, 2020, and the Company signed an agreement with a syndicate of underwriters to issue 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), of which 23,000,000 shares of Class A common stock were a part. The issuance included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, at $10.00 per unit, generating gross proceeds of $230,000,000 which is described in Note 3. On October 2, 2020, the Company completed the Initial Public Offering. Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at $1.00 in a private placement to Climate Change Crisis Real Impact I Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $6,600,000.

On July 1, 2021 (the “CRIS Close Date”), the Company consummated the business combination (the “CRIS Business Combination”) with CRIS, CRIS Thunder Merger LLC (“Thunder Sub”), EVgo Holdings, EVgo Holdco and EVgo OpCo, LLC (“EVgo OpCo” and together with EVgo Holdings, and EVgo Holdco, the “EVgo Parties”) pursuant to the business combination agreement dated January 21, 2021 (the “Business Combination Agreement”). Following the CRIS Close Date, the combined company is organized in an “Up-C” structure in which the business of EVgo Holdco and its subsidiaries are held by EVgo OpCo and continue to operate through the subsidiaries of EVgo Holdco, and in which the Company’s only direct assets consist of equity interests in Thunder Sub, which, in turn, holds only common units in EVgo OpCo (“EVgo OpCo Units”).

As of December 31, 2021, the Company, through Thunder Sub, owned 26.0% of the EVgo OpCo Units. As the sole managing member of EVgo OpCo, Thunder Sub operates and controls all of the business and affairs of EVgo OpCo, and through EVgo OpCo and its subsidiaries, conducts its business. As a result, beginning on July 1, 2021 (the CRIS Close Date), the Company consolidated the financial results of EVgo OpCo and recorded a redeemable noncontrolling interest in its consolidated financial statements to reflect the EVgo OpCo Units that are owned by EVgo Holdings after the CRIS Close Date. As of December 31, 2021, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing 74.0% of the total outstanding EVgo OpCo Units, and an equal number of shares of the Company’s Class B common stock.

Each EVgo OpCo Unit, together with one share of Class B common stock, is redeemable, subject to certain conditions, for either one share of Class A common stock, or, at EVgo OpCo’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to the Amended and Restated LLC Agreement of EVgo OpCo dated July 1,2021 (the “EVgo OpCo A&R LLC Agreement”).

COVID-19 Outbreak

The global outbreak of COVID-19 has resulted in significant volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities, which has led to overall reduced economic activity. The COVID-19 pandemic also impacted the Company’s operations through construction delays and supply chain and shipping constraints. EVgo also experienced delays in its negotiations with commercial or public-entity property owners, landlords and/or tenants (collectively, the “Site Hosts”) as they devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments, EVgo is required to adhere to a construction schedule over specific timeframes. Those timelines were impacted due to delays associated with COVID-19, and it is possible that the ongoing pandemic could continue to impact these timelines in the future.

How COVID-19 will affect EVgo’s future business results is unclear. While the disruption is expected to be temporary, there is considerable uncertainty around the duration and magnitude of this disruption. Development and commissioning lead times may be extended as a result of the measures taken by the state and local governments to mitigate the spread of COVID-19. The extent of the financial impact and duration cannot be reasonably estimated at this time.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The CRIS Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”), primarily due to the fact that EVgo Holdings continues to control the Company through its ownership of the Class B common stock. As described in Note 1, EVgo Services was acquired by EVgo Holdco on the Holdco Merger Date and EVgo Holdco was partially acquired by EVgo, through EVgo’s acquisition of EVgo OpCo Units, on the CRIS Close Date. EVgo Services’ consolidated financial statements and notes for the periods presented prior to the Holdco Merger Date are labeled “Predecessor.” The Company’s consolidated financial statements and notes as of and after the Holdco Merger Date are labeled “Successor.”

The accompanying consolidated financial statements are presented in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation.

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

All periods presented have been retrospectively revised to reflect the effects of the change to cost of sales and general and administrative expenses. There was no net impact to loss from operations, net loss attributable to the Company or net loss per share for any periods presented. The consolidated balance sheets, consolidated statements of shareholders’ and member’s equity (deficit), and the consolidated statements of cash flows are not affected by changes in the presentation of certain costs.

The following is a reconciliation for the respective periods:

		General and
		Administrative
(in thousands)	Cost of Sales	Expenses
For the year ended December 31, 2021
Computed under previous method	$33,768	$66,362
Change in presentation	(4,724)	4,724
As reported	$29,044	$71,086

For the period from January 16, 2020 through December 31, 2020
Previously reported	$26,053	$30,682
Change in presentation	(3,406)	3,406
As adjusted	$22,647	$34,088

For the period from January 1, 2020 through January 15, 2020
Previously reported	$1,136	$1,084
Change in presentation	(163)	163
As adjusted	$973	$1,247

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, charging station depreciable lives, costs associated with asset retirement obligations, the fair value of the share-based compensation, earnout liability, warrant liability and the fair value measurements of assets and liabilities allocated for acquired businesses. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Business and Credit Risk

The Company maintains its cash accounts in a commercial bank. The total cash balances held in a commercial bank are insured by the Federal Deposit Insurance Corporation up to $250,000. At various times during the years ended December 31, 2021 and 2020, the Company had uninsured balances. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash. The Company mitigates its risk with respect to cash by maintaining its deposits at high-quality financial institutions and monitoring the credit ratings of those institutions.

The Company had accounts receivable with two customers that comprised 32.4% and 66.0% of the Company’s total accounts receivable as of December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, one customer represented 10.5% of the Company’s total revenue. For the period from January 16, 2020 through December 31, 2020, one customer represented 11.3% of the Company’s total revenue. For the period from January 1, 2020 through January 15, 2020, one customer represented 64.9% of the Company’s total revenue.

For the year ended December 31, 2021, EVgo had two vendors that provided 37.3% of total charging equipment and services to the Company. For the period ended January December 31, 2020, EVgo had four vendors that provided 84.0% of the total charging equipment and services to the Company.

Reclassifications

The Company has made certain reclassifications to prior period amounts to conform to current period presentation.

Cash and Restricted Cash

Cash and restricted cash include cash held in cash depository accounts in major banks in the United States and are stated at cost. The Company does not hold any highly liquid assets that can be considered as cash equivalents. Cash that is held by a major bank and has restrictions on its availability to the Company is considered restricted cash.

The Company had unused letters of credit of $0.7 million as of December 31, 2021, associated with the construction of its charging stations and in connection with one of its operating leases. Cash balances collateralizing these letters of credit are considered restricted cash. The Company had no unused letters of credit as of December 31, 2020.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $0.7 million and $0.3 million as of December 31, 2021 and 2020, respectively.

Cloud Implementation Costs

The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement plus any reasonably certain renewal period. Any capitalized amounts related to such arrangements are recorded within prepaid expense and other current assets and within non-current assets on the consolidated balance sheets

Property, Equipment and Software

Property and equipment include charging stations and other technical installations, construction in process and charging equipment. Property, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation for property, equipment and software is computed using the straight-line method over the estimated useful lives of the assets, which are approximately three to seven years. Leasehold improvements are amortized over the shorter of the lease term or seven years. The estimated useful life of charging stations, other fixed assets and asset retirement costs is seven years. Depreciation is reported net of the amortization of the capital-build liability, as described in Note 7. Charging equipment consists primarily of equipment and various components for charger projects that have not yet been placed in service and are recorded at historical cost. Neither charging equipment nor construction in process are depreciated until they are placed in service. The cost of maintenance and repairs is charged to expense as incurred while significant renewals and betterments are capitalized. Deductions are made for retirements and/or disposals. Following the disposition of an asset, the associated net cost is no longer recognized as an asset, and any gain or loss on the disposition is reflected in general and administrative expenses.

The Company has adopted the provisions of ASC Topic 350-40, Internal-Use Software, and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project, the preliminary project stage is completed and when technological feasibility is established. Once a new functionality or improvement is released, the asset is subject to depreciation. Capitalization of costs ceases when the project is substantially complete and ready for its intended use and the costs are amortized into general and administrative expenses using the straight-line method over the estimated useful lives of the assets.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. The Company’s goodwill and intangible assets are the result of the Holdco Merger and as part of the acquisition of Recargo, Inc. (“Recargo”) (see Note 3). Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Finite-lived intangible assets are amortized over their useful lives and recorded as either cost of sales or operating expenses depending on the nature of the intangible asset. Costs incurred to renew or extend the term of recognized intangible assets are expensed as incurred.

Estimated useful lives of the Company’s intangible assets are presented below:

Trade name	15-20 years
Host relationships	12 years
Customer relationships	4-5 years
Developed technology	10-15 years
User base	4 years

Long-Lived Asset Impairment

The Company reviews its long-lived assets, including goodwill and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the Company identifies events or changes in circumstances that could impact recoverability, the Company compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the loss would be recognized during that period. The impairment loss would be calculated as the difference between the asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends.

During the fourth quarter of 2021, the Company reviewed its goodwill, other intangible assets and long-lived assets for indicators of impairment. The Company further performed its annual goodwill impairment test as part of this review. The Company did not note any indicators of impairment with respect to its goodwill, other intangible assets and long-lived assets as of December 31, 2021 and no impairment charge was required. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets may become impaired.

Lease Accounting

As a lessee, the Company has entered into agreements with various Site Hosts, which allow the Company to operate the charging stations on their property, and with various parties to lease its office and laboratory space. As a lessor, the Company has entered into agreements to lease charging equipment, charging stations and other technical installations and sublease these sites to third parties. The Company accounts for these leases as operating leases under ASC Topic 840, Leases.

Deferred Revenue

Deferred revenue consists of billings on contracts where performance has commenced, and payments have been received in advance of revenue recognition. Deferred revenue is recognized into revenue as the related revenue recognition criteria are met.

Customer Deposits

Customer deposits include prepayments that are refundable. Once deposits are no longer refundable, the Company reclassifies the amounts related to those contracts to deferred revenue. Customer deposits are also comprised of funds that have been received to offset future expenses of the Company for certain marketing expenses reimbursed by customers.

Capital-Build Liability and Expense Reimbursements

The Company receives third-party funding for charging stations and other programs. The charging stations purchased and installed under these programs or agreements are recorded in property and equipment. At the time the expenditures for the charging stations have been incurred, the funding associated with the charging station capital expenditure is deferred as a capital-build liability and amortized against depreciation expense over the remaining useful life of the related assets. The Company retains ownership of these charging stations. Reimbursement under the agreements for operating expenses relating to the operation of these charging stations is recorded in other income, related party. Expense reimbursements for other programs under these agreements are presented within other income, related party, along with the corresponding expense, resulting in no net financial statement impact.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet dates.

Earnout Liability

In accordance with ASC 815, Earnout Shares (as defined in Note 3) are recorded as a derivative liability at fair value on the CRIS Close Date, since they are not indexed to the Company’s Class A common stock. They are subsequently remeasured at each reporting date through the change in fair value of earnout liability in the consolidated statements of operations. The estimated fair value of the contingent earnout liability is determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 18), prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current common stock price, expected volatility, risk-free rate, expected term and dividend rate.

Until its settlement, the contingent earnout liability is categorized as a Level 3 (defined below) fair value measurement because the Company utilizes projections during the Earnout Period that include unobservable inputs. Contingent earnouts involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Asset Retirement Obligations

Asset retirement obligations represent the estimated present value of the amount the Company will incur for dismantling and restoring sites (locations owned by unrelated parties where the Company’s chargers are placed) at the end of their agreements, in accordance with their contractual terms. Upon initial recognition of the Company’s asset retirement obligation liability, property and equipment is increased by an amount offsetting the liability and depreciated over its useful life and the obligation is accreted to its estimated future value at the date of retirement.

Asset retirement obligations require the use of estimates to determine third-party costs for dismantling and restoring the sites. Discount rates are also included to present value these costs, which are then accreted to the date the Company expects to remove the corresponding asset. Discount rates are based on the Company’s estimated credit adjusted risk-free rate. The Company reviews its estimates of removal costs on an ongoing basis and will make changes to the asset retirement obligations as necessary.

Warrant Liability

The Company accounts for its issued and outstanding warrants (as described in Note 17) in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at the end of each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the redeemable warrants (the “Public Warrants”), originally sold as part of the units issued in the Company’s Initial Public Offering, has been estimated using their quoted market price at December 31, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model for initial and subsequent measurements and are categorized as a Level 3 (defined below) fair value measurement.

Fair Value Measurement

The Company determines fair value in accordance with ASC 820, Fair Value Measurement, which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (“Level 1”) to estimates determined using significant unobservable inputs (“Level 3”). Multiple inputs may be used to measure fair value; however, the level of fair value is based on the lowest significant input level within this fair value hierarchy. The Company’s recurring and non-recurring fair value measurements include the initial valuation of asset retirement obligations, the issuance of share-based compensation awards, the initial valuations of the assets identified in purchase accounting, including intangible assets and property and equipment, and the earnout and warrant liabilities. The measurements of trading securities and the liability for Public Warrants are considered Level 1 fair values. The measurements of the remaining items are all considered Level 3 as significant unobservable inputs are used to estimate their values.

Details on the methods and assumptions used to determine the fair values are as follows:

●	Fair value measurements based on Level 1 inputs: Measurements that are most observable and are based on quoted prices of identical instruments obtained from the principal markets in which they are traded. Closing prices are both readily available and representative of fair value. Market transactions occur with sufficient frequency and volume to assure liquidity.
●	Fair value measurements based on Level 2 inputs (“Level 2”): Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2.
●	Fair value measurements based on Level 3 inputs: Measurements that are least observable are estimated from significant unobservable inputs determined from sources with little or no market activity for comparable contracts or for positions with longer durations.

As of December 31, 2021 and 2020, the carrying values of certain accounts such as accounts receivable, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature.

Revenue Recognition

The Company’s primary source of revenue is charging contracts with customers. A significant portion of the Company’s charging contracts have upfront payment terms or monthly payment terms. Payments for walk-up retail charging usage are collected at the point of service, except for monthly member fees and member usage fees which are billed monthly in arrears, and payments for development and project management revenue occur either on an installment basis or are received in full upon completion. Revenues for regulatory credits such as low carbon fuel standards credit sales are recognized upon delivery.

The Company recognizes revenue pursuant to ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”), using a five-step model: (a) identification of the contract, or contracts, with a customer; (b) identification of the performance obligations in the contract; (c) determination of the transaction price; (d) allocation of the transaction price to the performance obligations in the contract; and (e) recognition of revenue when, or as, it satisfies a performance obligation.

The transaction price for each contract is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees the Company charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. At contract inception, the Company determines whether it satisfies the performance obligation over time or at a point in time. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities.

The majority of the Company’s contracts with customers only contain a single performance obligation. When agreements involve multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The Company applies significant judgment in identifying and accounting for each performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to each performance obligation based on the relative standalone selling price (“SSP”). The Company determines the SSP based on observable standalone selling price when it is available, as well as other factors, including the price charged to its customers, its discounting practices and its overall pricing objectives, while maximizing observable inputs.

Areas of Judgment and Estimates

The Company exercises judgment in determining which promises in a contract constitute performance obligations rather than set-up activities. The Company determines which activities under a contract transfer a good or service to a customer rather than activities that are required to fulfill a contract but do not transfer control of a good or services to the customer. Determining whether obligations in a contract are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching its conclusion, the Company assesses the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated which may require judgment based on the facts and circumstances of the contract.

Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment to appropriately determine the suitable method for estimating the SSP. The Company determines SSP using observable pricing when available, which takes into consideration market conditions and customer specific factors. When observable pricing is not available, the Company determines SSP using estimation techniques, but maximizes the use of observable inputs in these estimation techniques.

Practical Expedients and Exemptions

The Company elected the practical expedient to not adjust the consideration in a contract for the effects of a significant financing component if the Company expects, at contract inception, that the period between receipt of payment and the transfer of promised goods or services will be less than one year. In many cases, the Company receives payment in advance of the transfer of promised goods or services.

For contracts in which revenue is recognized over time and the entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the Company recognizes revenue at the amount to which it has the right to invoice.

The Company does not disclose the transaction price allocated to remaining performance obligations for (i) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice, and (ii) contracts with variable consideration allocated entirely to a single performance obligation. The Company’s remaining performance obligations under these contracts include providing charging services and maintenance services which will be recognized over the next one to four years. Any element of variable consideration is due to the unknown number of users that will receive charging credits or an unknown number of sites that will receive maintenance services. The Company has determined it is not necessary to estimate variable consideration as the uncertainty resolves itself monthly in accordance with the contracts’ revenue recognition pattern.

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in contract assets and contract liabilities.

Contract Assets. Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets include billed and unbilled receivables, which are classified as accounts receivable, net, on the consolidated balance sheets.

Contract Liabilities. The Company records contract liabilities when cash payments are received in advance of the Company’s performance of its obligations. Contract liabilities under the scope of ASC 606 include deferred revenue and customer deposits on the consolidated balance sheets. Classification between deferred revenue and customer deposits depends on whether or not the Company has commenced performance of its performance obligations.

Sales Tax Collected From Customers

As a part of the Company’s normal course of business, sales taxes are collected from customers in accordance with local regulations. Sales taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. The Company’s policy is to present revenue and costs net of sales taxes.

Cost of Sales and General and Administrative Expenses

Cost of sales consists primarily of energy usage fees, depreciation and amortization expenses, site operating and maintenance expenses, customer service and network charges, warranty and repair services, and site costs and related expense associated with charging equipment. General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, office rent expense and professional services.

Advertising Costs

Advertising costs are expensed as incurred and totaled $1.6 million and $0.7 million for the year ended December 31, 2021 and for the period from January 16, 2020 through December 31, 2020, respectively. For the period from January 1, 2020 through January 15, 2020, advertising costs were de minimis.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $2.0 million and $1.2 million for the year ended December 31, 2021 and for the period from January 16, 2020 through December 31, 2020, respectively. For the period from January 1, 2020 through January 15, 2020, research and development costs were de minimis.

401(k) Plan

The Company has a 401(k) plan that qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) plan provided employer contributions to eligible employees through April 2020. Employer contributions to the 401(k) plan for the year ended December 31, 2021 and for the period from January 16, 2020 through December 31, 2020 were de minimis. Employer contributions to the 401(k) plan for the period from January 16, 2020 through December 31, 2020 were $0.2 million.

Share-Based Compensation

The Company recognizes compensation expense for all awards granted based on the grant date fair value. Compensation expense for awards that vest in increments is recognized based on an accelerated attribution method. In accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), compensation expense is recorded over the requisite service period for any awards that are expected to vest. The Company has elected to account for forfeitures as they occur.

Income Taxes

EVgo and Thunder Sub are each classified as a corporation for Federal income tax purposes and are subject to U.S. Federal and state income taxes. EVgo and Thunder Sub report U.S. Federal income taxes on a consolidated basis and will be taxed at the prevailing corporate tax rates. EVgo and Thunder Sub include in income, for U.S. Federal income tax purposes, their allocable portion of income from “pass-through” entities in which they hold an interest, including EVgo OpCo and its subsidiaries. “Pass-through” entities, such as EVgo OpCo and its subsidiaries, are not subject to U.S. Federal and certain state income taxes at the entity level, and instead, the tax liabilities with respect to taxable income are passed through to the members, including the Thunder Sub. As a result, prior to the CRIS Business Combination, EVgo Holdco and its subsidiaries were not subject to U.S. Federal income taxes at the entity level.

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. When a valuation allowance is increased or decreased, a corresponding tax expense or benefit is recorded.

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. The Company is subject to income tax examinations by major taxing authorities since inception.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any Earnout Shares (as defined in Note 3) that are issued and outstanding but considered contingently returnable if certain conditions are not met, as participating securities due to their non-forfeitable right to receive dividends, requiring the use of the two-class method. Diluted earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of all potentially dilutive securities outstanding during the period, as applicable. Dilution is not considered when a net loss is reported.

Segment Reporting

The Company’s chief operating decision-maker (“CODM”) is its chief executive officer. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by its CODM in deciding how to allocate resources to an individual segment and is assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and reportable segment.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”), to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company adopted ASU 2018-15 on a prospective basis as of January 1, 2021 and it did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The Company adopted ASU 2019-12 on July 1, 2021 and it did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016 02, Leases (Topic 842) (“ASC 842”). Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 842. ASC 842 is effective for the Company for annual reporting periods beginning after December 15, 2021 and early adoption is permitted. The ASU will require lessees to report most leases as assets and liabilities on the balance sheet. The Company has elected to apply the group of practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company has also elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a right-to-use asset or operating lease liability. The Company is in the process of finalizing the data validation and associated internal controls for its selected lease management system and anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liabilities for all lease obligations that are currently classified as operating leases. The adoption of this standard will result in enhanced disclosures and is not expected to have a material impact on the Company’s consolidated statement of cash flows or earnings (loss) from operations in the Company’s consolidated statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 326. The ASU is effective for annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard but does not expect it to have a material impact on the Company’s consolidated financial statements or disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The adoption of the standard will impact future business combinations and require the Company to measure acquired contract assets and liabilities in accordance with ASC 606. The Company expects the adoption of the standard to result in measuring acquired contract assets and liabilities as if it had originated the contracts. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. This ASU provided guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and, (3) significant terms and conditions of the transactions, including commitments and contingencies. This update is effective for fiscal years beginning after December 15, 2021. The Company does not expect this accounting guidance to materially impact its consolidated results of operations or financial position.

Note 3 – Business Combinations

Climate Change Crisis Real Impact I Acquisition Corporation

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

On the CRIS Close Date, the Company consummated the previously announced CRIS Business Combination. CRIS was the legal acquirer of a certain portion of EVgo OpCo and its subsidiaries and consideration received by EVgo Holdings in connection with the CRIS Business Combination consisted of shares of Class B common stock and EVgo OpCo Units and the rights under the Tax Receivable Agreement (see Note 6).

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

In connection with the execution of the Business Combination Agreement, on January 21, 2021, CRIS entered into separate subscription agreements with certain investors (“PIPE Investors”), whereby it issued 40,000,000 shares of Class A common stock at $10.00 per share (“PIPE shares”) for an aggregate purchase price of $400.0 million in a private placement (the “PIPE”). EVgo Services’ note payable, related party (including accrued interest), was $59.6 million on July 1, 2021, which was converted into equity. Upon completion of the CRIS Business Combination, the voting interests, as of July 1, 2021, in the Company were as follows:

(in thousands)	Shares	%
Stockholder
EVgo Holdings (LS Power)[1]	195,800	74%
CRIS's Class A stockholders	22,987	9%
PIPE Investors	40,000	15%
CRIS's converted founder shares	5,750	2%
Closing Class A and B shares	264,537	100%

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

The table below summarizes the net cash received by EVgo upon the closing of the CRIS Business Combination, net of transactions costs and redemptions:

(in thousands)
Gross proceeds from PIPE	$400,000
Gross proceeds from CRIS	230,180
Less transaction costs	(58,147)
Less redemptions	(132)
$571,901

In connection with the CRIS Business Combination, certain initial stockholders of CRIS entered into an agreement with the Sponsor (the “Sponsor Agreement”) that provides for certain transfer restrictions and forfeiture provisions, among other things. Pursuant to the Sponsor Agreement, the initial stockholders party thereto are required to forfeit up to 1,437,500 shares (the “Earnout Shares”) received upon conversion of shares of Class B common stock of CRIS held by such stockholders at closing of the CRIS Business Combination if certain events do not occur. The estimated fair value of the 1,437,500 Earnout Shares issued and outstanding upon closing was $18.3 million and was accounted for as a derivative liability (see Note 18).

In connection with the CRIS Business Combination, there were direct and incremental costs incurred of $58.1 million, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The $58.1 million includes $8.1 million in deferred underwriting fees of CRIS that were incurred prior to close and paid out as part of the CRIS Business Combination.

Other incremental costs of $3.6 million were also incurred and expensed by the Company during the year ended December 31, 2021, primarily related to advisory, legal, accounting fees, and other professional services in conjunction with the CRIS Business Combination, which are included in general and administrative expenses in the consolidated statement of operations.

Recargo, Inc.

On July 9, 2021 (the “Recargo Acquisition Date”), the Company entered into a stock purchase agreement (the “Recargo Agreement”) to acquire 100% of the outstanding common stock of Recargo. Recargo operates as a cloud-based data solutions provider in the electric vehicle sector and generates revenue through a variety of services that leverage its user base and its generated data. The Company believes that the acquisition of Recargo will allow it to expand its revenue base and will result in certain synergies within its operations.

The Company accounted for the acquisition of Recargo as a business combination under ASC 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. The total purchase price was $25.0 million, per the terms of the Recargo Agreement, none of which were contingent upon future financial results.

The table below summarizes the preliminary allocation of the estimated fair value of the assets acquired and liabilities assumed by the Company on the Recargo Acquisition Date, including resulting goodwill. This allocation may be adjusted as the Company finalizes fair value estimates and such adjustments may be material. Goodwill of $8.9 million was recorded as a result of the Recargo acquisition and reflects assets not separately identifiable under ASC 805. Goodwill is expected to be amortizable for U.S. Federal income tax purposes.

The Company determined the fair values of the assets acquired and liabilities assumed with the assistance of a third-party valuation firm. Intangible assets recorded on the Recargo Acquisition Date include user base, trade name and technology of $11.0 million, $1.1 million and $2.2 million, respectively. The fair values of the intangible assets were determined based on a discounted cash flow model using the with-or-without method for user base, and the relief-from-royalty method for trade name and technology. Each of these methods is a form of the income approach. These methods incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates. The fair values of the property, plant and equipment were determined using the cost approach. This approach involves adjusting the historical cost basis of the assets in the fixed asset register for inflation, and then deducting for various forms of obsolescence.

For the remaining assets and liabilities, the cost method was used to determine their respective fair values. The fair value of accounts receivable, consisting of customer receivables, approximated the carrying value, which was equal to the gross contractual amounts receivable because no portion of such contractual amounts was expected to be uncollectible.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Recargo Acquisition Date:

Recargo
Acquisition Date
(in thousands)	Fair Value
Current assets
Cash	$1,943
Accounts receivable	605
Prepaid expenses and other current assets	76
Total current assets	2,624
Restricted cash	300
Property and equipment	678
Intangible assets	14,300
Other assets	70
Total assets	17,972
Current liabilities
Accounts payable	84
Accrued expenses	769
Deferred revenue, current	543
Total current liabilities	1,396
Capital-build liability	480
Asset retirement obligations	32
Total liabilities	1,908
Net assets acquired	16,064
Consideration paid	25,005
Goodwill recognized	$8,941

The following unaudited pro forma financial information presents consolidated revenue and net loss for the periods indicated as if the Recargo acquisition had occurred on January 1, 2020:

	Successor		Predecessor
		January 16,	January 1,
	Year Ended	2020 Through	2020 Through
	December 31,	December 31,	January 15,
(in thousands)	2021	2020	2020
Pro forma revenue	$23,150	$13,765	$1,552
Pro forma net loss	$(60,539)	$(53,312)	$(715)

The above unaudited pro forma results have been calculated by combining the historical results of the Company and Recargo, as if the acquisition had occurred as of the beginning of the earliest period presented in the Company’s consolidated financial statements and exclude the impact of acquisition-related expenses. The pro forma table above also includes estimates for additional depreciation, amortization and accretion related to the fair values of property, plant and equipment, intangible assets, capital build liability, and asset retirement obligations that were included as the basis of those assets acquired and liabilities assumed in the business acquisition. Pro forma net loss was adjusted to exclude acquisition-related costs incurred during the periods presented. No other material pro forma adjustments were deemed necessary. The pro forma financial information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

For the period from the Recargo Acquisition Date of July 9, 2021 through December 31, 2021, revenue and net loss from Recargo totaling $1.6 million and $5.2 million, respectively, are included in the consolidated statement of operations for the year ended December 31, 2021, which includes $0.6 million of acquisition-related expenses in general and administrative expenses.

EVgo Holdings

As discussed in Note 1, on January 16, 2020, EVgo Services became an indirect wholly owned subsidiary of EVgo Holdings (through its 100% ownership in EVgo Holdco), resulting in a change of control of the Predecessor. EVgo Holdings accounted for the acquisition of EVgo Services as a business combination under ASC 805. Pursuant to ASC 805, EVgo Holdco elected to apply push-down accounting. Under this method, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill.

Purchase consideration was $130.5 million of cash as well as the contingent consideration arrangement described below. EVgo Holdings also awarded $5.3 million in a transaction bonus to the employees in connection with the acquisition. The table below summarizes the allocation of the estimated fair value of the assets and liabilities acquired by EVgo Holdings as of the Holdco Merger Date, including goodwill recorded. Goodwill of $22.1 million was recorded as a result of the acquisition and is included in the Company’s reportable segment. The goodwill is the result of assets not separately identifiable under ASC 805 and expected synergies from the Holdco Merger and is deductible for tax purposes.

A contingent consideration liability of $4.0 million was included as part of the net assets acquired in the table below. The maximum potential contingent consideration under the Holdco Merger Agreement if all related milestones are achieved is $12.5 million. The contingent consideration liability was recorded based on estimated fair value as of the Holdco Merger Date, which includes certain assumptions on the achievement of targets included in the agreement. These assumptions considered the contractual terms and probability of achieving each milestone based on all available information as of the Holdco Merger Date. These assumptions were then utilized to estimate the liability using a probability weighted discounted cash flow (DCF) method. During the year ended December 31, 2020, the Company determined that the milestones were not and will not be achieved and therefore, the contingent liability was released into other income during the successor period.

The fair value of the Company and its assets were established with the assistance of a third-party valuation firm. Intangible assets recorded on the Holdco Merger Date include Site Host relationships, customer relationships, developed technology and trade names of $41.5 million, $19.0 million, $11.8 million and $3.9 million, respectively. The fair value of intangibles was determined based on the discounted cash flow model using the relief from royalty method, with the exception of customer relationships and Site Host relationships. The customer relationships were valued using the with or without method. Site Host relationships were valued using discounted projected cash flows relative to these relationships. Each of these approaches are a form of the income approach method. These methodologies incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates.

For the remaining assets and liabilities, the cost method was used to determine their respective fair values. The fair value of the property and equipment were determined based on the indirect cost approach in which current costs that were not new were adjusted for all forms of depreciation. The capital build liability used the cost-build-up method. As of January 15, 2020, $0.6 million of cash included in the Predecessor’s closing balance sheet was not transferred to the Successor in accordance with the Holdco Merger Agreement.

The purchase price has been allocated to the acquired assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the Holdco Merger Date:

Holdco Merger Date
(in thousands)	Fair Value
Current assets
Cash	$257
Accounts receivable	1,714
Accounts receivable, capital build	94
Prepaid expenses and other current assets	4,662
Total current assets	6,727
Property and equipment	63,889
Intangible assets	76,200
Other assets	797
Total assets	147,613
Current liabilities
Accounts payable	2,169
Accrued expenses	6,752
Deferred revenue, current	1,461
Customer deposits	4,069
Other current liabilities	29
Total current liabilities	14,480
Deferred revenue, noncurrent	3,516
Capital-build liability, NEDO buyout	628
Capital-build liability, excluding NEDO buyout	9,578
Asset retirement obligations	6,862
Other liabilities	150
Total liabilities	35,214
Net assets acquired	$112,399

The following unaudited pro forma financial information presents the consolidated revenue and net loss for the periods indicated as if the Holdco Merger had occurred on January 1, 2020:

	Successor	Predecessor
	January 16,	January 1,
	2020	2020
	Through	Through
	December 31,	January 15,
(in thousands)	2020	2020
Pro forma revenue	$13,049	$1,526
Pro forma net loss	(48,668)	(890)

The above unaudited pro forma results have been calculated by combining the historical results of the Company and the acquiring business as if the acquisition had occurred as of the beginning of the earliest period presented in the Company’s consolidated financial statements and exclude the impact of acquisition-related expenses of $5.3 million related to the transaction bonus for the period from January 16, 2020 through December 31, 2020. The pro forma results include estimates for additional depreciation and amortization related to the fair value of property, plant and equipment and intangible assets and reduced amortization of capital-build liabilities and asset retirement obligations related to the purchase accounting basis adjustments. Estimates for stock compensation expense and intercompany loan expense have been included within the pro forma results as these items were established in accordance with the terms of the Holdco Merger Agreement.

For all periods presented, historical depreciation and amortization expense of the acquired business was adjusted to reflect the acquisition date fair value amounts of the related tangible and intangible assets. Stock compensation expense and intercompany loan expense were included for all periods as if the acquisition had occurred as January 1, 2020 and any acquisition-related expenses that were incurred for the Holdco Merger were excluded from all periods. No other material pro forma adjustments were deemed necessary, either to conform to the acquiree’s accounting policies or for any other situation. The pro forma financial information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

Note 4 – Revenue Recognition

Revenue Streams

The Company’s revenue streams, respective performance obligations and methods of recognition are summarized below. All the Company’s revenues are sourced from the United States.

Charging Revenue, Retail

Retail customers have multiple options — monthly plans, pay as you go, and walk-up — for charging services with revenue recognized at a point in time for the delivered usage (electrical power delivered, minutes of charging, access and other fees). Monthly membership fees are paid and recognized on a monthly basis.

Charging Revenue, OEM

The Company contracts with various automobile manufacturers (“OEMs”) to provide charging services to purchasers of their vehicles (“OEM Customers”), ranging from one to three years in duration and are recognized as charging services are provided. At the end of the contract, the OEM Customer can convert the account to a monthly subscription service or a “pay as you go” account. In addition, certain contracts provide charging credits, where the customer has a specific time frame to utilize such credits. Revenue is recognized in the month the customer uses the credits. Under other contracts, the Company provides a finite amount of charging service to each OEM Customer for which revenue is recognized at a point in time when the charging services are delivered.

Charging Revenue, Commercial

Commercial revenue is derived from contracts with ride-share or other fleet partners whereby their drivers utilize the Company’s network. Revenue is recognized based upon usage (electrical power delivered or minutes of charging) or amounts billed on a per charger basis for a group of chargers built for dedicated access by a single fleet or ride-share customer. The Company has elected to recognize revenue using the as-invoiced practical expedient as it is consistent with the services rendered on a monthly basis.

Network Revenue, OEM

Network revenue OEM is related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations related to marketing activities, memberships, reservations and charging credits. Marketing activities are recognized over time and measurement is based on amounts spent. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any unused charging credits from the above contracts are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

Ancillary Revenue

Ancillary revenue primarily includes: maintenance services and development, mobile applications, technical support, training and project management revenue. The Company provides maintenance services for charger sites based on contractual requirements or when maintenance services are requested. Ancillary revenue also includes a number of other revenue streams not currently significant to the overall operations such as software license agreements and branding initiatives. The Company has elected to recognize revenue using the as-invoiced practical expedient for maintenance services that are invoiced on a monthly basis.

The Company’s performance obligation under development contracts is to develop and deliver a completed site with installed charging hardware. Development and project management revenue is recognized over time using an input method based on costs incurred to date to measure progress. Under this method, all costs incurred in the period that relate to a contract are charged to cost of sales and the related revenue is recognized based on the measured progress to completion. The Company recognizes estimated losses on contracts immediately upon identification of the loss.

When revenue is recognized in excess of contract billings to date, an unbilled receivable known as “costs and estimated earnings in excess of billings” is recorded. When contract billings to date exceed the revenue recognized, a liability known as “billings in excess of costs and estimated earnings” is recorded until the progression of the contract results in recognition of revenue.

Regulatory Credit Sales

The Company earns revenue from the sale of regulatory credits such as low carbon fuel standard credits, which are generated from the operation of charging stations. The Company’s only performance obligation is to transfer title to the credits once each transaction to sell the credits has been executed. Revenue is recognized from the sale of these credits at a point in time when title is transferred to the purchaser. The Company records the value of the credits generated from operations based on an incremental cost basis and determined this cost to be nominal.

Disaggregation of Revenue

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Year Ended	Through	Through
	December 31,	December 31,	January 15,
(in thousands)	2021	2020	2020
Charging revenue, retail	$11,041	$5,583	$283
Charging revenue, OEM	812	1,313	80
Charging revenue, commercial	2,420	1,596	65
Network revenue, OEM	1,510	552	9
Ancillary revenue	3,408	1,758	99
Regulatory credit sales	3,023	2,247	990
Total revenue	$22,214	$13,049	$1,526

The table above includes revenue earned from related parties of $0.6 million, $1.3 million and $0.1 million for the year ended December 31, 2021, the period from January 16, 2020 through December 31, 2020 and the period from January 1, 2020 through January 15, 2020, respectively (see Note 15).

The following table provides information about contract assets and liabilities from contracts with customers:

	December 31,	December 31,
(in thousands)	2021	2020
Contract assets	$32	$632
Contract liabilities	38,445	12,028

The following table provides the activity for the contract liabilities recognized during the respective periods:

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Year Ended	through	through
	December 31,	December 31,	January 15,
(in thousands)	2021	2020	2020
Beginning balance	$12,028	$9,091	$9,137
Additions	30,999	5,825	65
Recognized in revenue	(3,883)	(2,285)	(106)
Marketing activities	(699)	(603)	(5)
Ending balance	$38,445	$12,028	$9,091

It is anticipated that deferred revenue as of December 31, 2021 will be recognized for the years ending December 31, as follows:

(in thousands)
2022	$2,273
2023	1,118
2024	585
2025	6
$3,982

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to a wholly unsatisfied performance obligations is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of December 31, 2021, there was $22.9 million in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the consolidated balance sheet.

Note 5 – Lease Accounting

Lessee Accounting

Site Host Agreements

The Company has entered into agreements with Site Hosts, which allow the Company to operate the charging stations on the Site Hosts’ property. The agreements with the Site Hosts, which are deemed to be operating leases, may include one or more provisions to compensate the Site Hosts, such as fixed fees, cost reimbursements, revenue sharing and payments per customer charge, and may also include renewal options and/or escalation clauses. The expenses related to these agreements are recorded in cost of sales for sites that are operational. Expenses for sites that are not operational are charged to general and administrative expenses.

As of December 31, 2021, future fixed minimum payments due under site agreements with the Site Hosts for the years ending December 31, are as follows:

(in thousands)
2022	$2,298
2023	2,286
2024	2,129
2025	1,973
2026	1,767
Thereafter	5,570
$16,023

Expenses related to the Site Hosts’ agreements totaled $2.2 million, $2.2 million and $0.1 million for the year ended December 31, 2021, the period from January 16, 2020 through December 31, 2020 and the period from January 1, 2020 through January 15, 2020, respectively.

In some instances, the Company subleases Site Host properties to third parties. Future sublease income to be received by the Company under non-cancelable subleases is $2.4 million.

Office and Laboratory Leases

The Company leases offices and laboratory space under operating leases requiring periodic payments. Rent expense for the year ended December 31, 2021, the period from January 16, 2020 through December 31, 2020 and the period from January 1, 2020 through January 15, 2020 was $1.0 million, $0.9 million and a de minimis amount, respectively.

As of December 31, 2021, future minimum payments due under the office and laboratory leases for the years ending December 31, are as follows:

(in thousands)
2022	$1,188
2023	1,229
2024	858
2025	120
$3,395

Lessor Accounting

The Company leases charging equipment, charging stations and other technical installations and subleases properties leased from Site Hosts to third parties under operating leases where EVgo is the lessor. Initial lease terms are generally one to three years with renewal options. Leases provide for fixed monthly payments and include provisions for contingent rent based on number of minutes or kilowatt of energy consumed. Rental and sublease income under these leases are recognized in revenue.

The Company recognized minimum rental and sublease income of $0.9 million and $0.8 million for the year ended December 31, 2021 and the period from January 16, 2020 through December 31, 2020, respectively. There was a de minimis amount of minimum rental and sublease income recognized during the period from January 1, 2020 through January 15, 2020. For chargers that are built for dedicated access to a single fleet or ride-share customer, the Company has determined these contracts are in the scope of ASC 840, whereby the monthly usage charges are considered contingent rentals and are recognized on a monthly basis as usage is known. The Company did not recognize any contingent rental income for the year ended December 31, 2021 and the period from January 1, 2020 through January 15, 2020. For the period from January 16, 2020 through December 31, 2020, the Company recognized $0.1 million in contingent rental income.

As of December 31, 2021, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the years ending December 31, are as follows:

(in thousands)
2022	$705
2023	485
2024	485
2025	485
2026	242
$2,402

The components of charging equipment and charging stations leased to others under operating leases and which are included within the Company’s property, equipment and software, net, are as follows as of:

	December 31,	December 31,
(in thousands)	2021	2020
Charging station equipment and construction costs	$4,114	$2,379
Less: accumulated depreciation	(815)	(313)
	$3,299	$2,066

Note 6 – Tax Receivable Agreement

In connection with the CRIS Business Combination, EVgo entered into a tax receivable agreement (the “Tax Receivable Agreement”) with EVgo Holdings (along with permitted assigns, the “TRA Holders”) and LS Power Equity Advisors, LLC, as agent. The Tax Receivable Agreement generally provides for payment by the Company, Thunder Sub or any of their subsidiaries (other than EVgo OpCo and its subsidiaries) (“Company Group”) to the TRA Holders of 85% of the net cash savings, if any, in U.S. Federal, state and local income tax or franchise tax that the Company actually realizes or is deemed to realize in certain circumstances) after the CRIS Business Combination as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. Federal income tax purposes) of all or a portion of the TRA Holders’ EVgo OpCo Units pursuant to the CRIS Business Combination or the exercise of the redemption or Call Rights set forth in the EVgo OpCo A&R LLC Agreement and (ii) imputed interest deemed to be paid by the Company Group as a result of, and additional tax basis arising from, any payments the Company Group makes under the Tax Receivable Agreement. The Company Group will retain the benefit of any remaining net cash savings. If the Company Group elects to terminate the Tax Receivable Agreement early (or it is terminated early due to the Company Group’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), the Company Group is required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any EVgo OpCo Units (other than those held by the Company Group) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date).

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. During the year ended December 31, 2021, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 7 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of:

	December 31,	December 31,
(in thousands)	2021	2020
Construction in process	$39,116	$10,437
Charging equipment	8,611	3,042
Charging station equipment	42,799	27,010
Charging station installation costs	63,932	41,862
Software	5,295	96
Office equipment and vehicles	846	361
	160,599	82,808
Less accumulated depreciation and amortization	(27,317)	(11,542)
Total property, equipment and software, net	$133,282	$71,266

Depreciation and amortization expense consisted of the following for the periods presented:

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Year Ended	Through	Through
	December 31,	December 31,	January 15,
(in thousands)	2021	2020	2020
Cost of sales
Depreciation of property and equipment	$15,956	$11,670	$498
Amortization of capital-build liability	(3,970)	(2,439)	(200)
General and administrative expenses
Depreciation of property and equipment	136	72	3
Amortization of software	148	—	—
	$12,270	$9,303	$301

Note 8 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of:

	December 31, 2021
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Trade name	$5,000	$(536)	$4,464	14.5 years
Site Host relationships	41,500	(6,777)	34,723	10.1 years
Customer relationships	19,000	(8,005)	10,995	3.2 years
Developed technology	14,000	(1,646)	12,354	12.5 years
User base	11,000	(1,309)	9,691	3.6 years
	$90,500	$(18,273)	$72,227

	December 31, 2020
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Trade name	$3,900	$(250)	$3,650	14.0 years
Site Host relationships	41,500	(3,319)	38,181	11.0 years
Customer relationships	19,000	(3,920)	15,080	3.8 years
Developed technology	11,800	(755)	11,045	14.0 years
	$76,200	$(8,244)	$67,956

Amortization of intangible assets was $10.2 million, $8.2 million and a de minimis amount for the year ended December 31, 2021, the period from January 16, 2020 through December 31, 2020 and the period from January 1, 2020 through January 15, 2020, respectively.

As of December 31, 2021, aggregate future amortization of amortizable intangible assets for the years ending December 31, is as follows:

(in thousands)	Trade Name	Site Host Relationships	Customer Relationships	Developed Technology	User Base	Total
2022	$315	$3,458	$4,085	$1,007	$2,750	$11,615
2023	315	3,458	4,085	1,007	2,750	11,615
2024	315	3,458	2,717	1,007	2,750	10,247
2025	315	3,458	108	1,007	1,441	6,329
2026	315	3,458	—	1,007	—	4,780
Thereafter	2,889	17,433	—	7,319	—	27,641
	$4,464	$34,723	$10,995	$12,354	$9,691	$72,227

Note 9 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Accretion expense was $1.6 million, $1.1 million and a de minimis amount for the year ended December 31, 2021, the period from January 16, 2020 through December 31, 2020 and the period from January 1, 2020 through January 15, 2020, respectively.

Asset retirement obligation activity for the years ended December 31, 2021 and 2020 was as follows:

(in thousands)	December 31,	December 31,
	2021	2020
Beginning balance	$8,802	$9,108
Acquisition fair value adjustment	—	(2,296)
Liabilities incurred	2,456	902
Recargo acquisition	32	—
Accretion expense	1,602	1,169
Change in estimate	181	—
Liabilities settled	(240)	(81)
Ending balance	$12,833	$8,802

Note 10 – Note Payable, Related Party

On January 16, 2020, EVgo Services entered into the Secured Demand Grid Promissory Note (“Demand Note”) with EVgo Holdings whereby EVgo Services funded the operations of EVgo Holdco with loans upon request at an interest rate of the Federal Reserve discount rate plus 7.0% (compounded annually) with a maturity date of January 16, 2027. The Demand Note was secured by the assets of EVgo Holdco and did not have a stated credit limit. Interest expense incurred was $1.9 million and $1.4 million during the year ended December 31, 2021 and the period from January 16, 2020 through December 31, 2020, respectively. On July 1, 2021, the outstanding balance of the Demand Note (including accrued interest of $1.9 million) of $59.6 million was converted to equity of EVgo Services, which was contributed by EVgo Holdings to EVgo Holdco immediately thereafter in connection with the CRIS Business Combination (see Note 3).

Note 11 – Other Current Assets and Accrued Liabilities

Other current assets consisted of the following as of:

	December 31,	December 31,
(in thousands)	2021	2020
Predecessor seller receivable[1]	$—	$1,691
Other	1,389	346
Total	$1,389	$2,037

1 Represents amounts due from the former owners of the Predecessor for non-income tax related assessments.

Accrued liabilities consisted of balances related to the following as of:

	December 31,	December 31,
(in thousands)	2021	2020
Property and equipment	$12,104	$708
Employee compensation	5,044	2,474
Charging equipment and services	2,309	1,378
Other	7,621	6,385
Total	$27,078	$10,945

Note 12 – Equity Structure

Preferred Stock

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

The holders of shares of Class B common stock generally have the right to cause EVgo OpCo to redeem all or a portion of their EVgo OpCo Units together with a corresponding number of shares of Class B common stock in exchange for, at EVgo OpCo’s election, a corresponding number of shares of Class A common stock or an approximately equivalent amount of cash as determined pursuant to the terms of the EVgo OpCo A&R LLC Agreement. Upon the future exchange of EVgo OpCo Units held by any holder of shares of Class B common stock, a corresponding number of shares of Class B common stock held by such holder of EVgo OpCo Units will be cancelled. Shares of Class B common stock can only be transferred with their corresponding EVgo OpCo Units in accordance with the EVgo OpCo A&R LLC Agreement.

Upon the closing of the CRIS Business Combination, EVgo Holdings received 195,800,000 shares of Class B common stock, together with 195,800,000 EVgo OpCo Units (see Note 22 for additional information).

Member’s Equity

Successor

As a result of the Holdco Merger, the Company became a wholly owned subsidiary of EVgo Holdco, itself a wholly owned subsidiary of EVgo Holdings. EVgo Holdco has one class of limited liability interests that are 100% owned by EVgo Holdings. EVgo Holdings’ equity structure consists of “Class A Common Units,” “Class B Common Units” (together with the Class A Common Units, the “Capital Units”) and Incentive Units (defined in Note 20) (together with the Capital Units, the “Common Units”) issued pursuant to the Amended and Restated Limited Liability Company Agreement dated as of January 16, 2020 (the “Holdings LLCA”).

Predecessor

Prior to the EVgo Holdco Merger Date, the Predecessor equity structure consisted of “Predecessor Class A Preferred Units,” “Predecessor Class B Common Units,” “Predecessor Class C Profit Interest Units” and “Predecessor Class D Preferred Units” (collectively, the “Predecessor Units”) issued pursuant to the Second Amended and Restated Limited Liability Agreement of EVgo Services (as amended by that certain Amendment No. 1 dated August 23, 2017). The Predecessor Class C Profit Interest Units were intended to constitute profit interests. The Company analyzed the relevant provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that the Predecessor Units should be recognized as equity on its consolidated balance sheets.

Note 13 – Other Income (Expense), including Related Parties

The Company receives aid in the construction of charging stations that are capitalized as property and equipment. One portion of the funds received is deferred as a capital-build liability, which is recognized ratably over the related charging station’s remaining useful life as an offset to depreciation. The other portion relates to reimbursement of operating and maintenance expenses, which is recorded as other income for the year ended December 31, 2021 and the period from January 16, 2020 through December 31, 2020. For the period from January 1, 2020 through January 15, 2020, these reimbursements were recorded as other income, related party, as they were received from an entity considered a related party, which is no longer considered a related party after the Holdco Merger.

For the following periods, other income (expense), net, and other income, related parties, consisted of the following:

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Year Ended	Through	Through
	December 31,	December 31,	January 15,
(in thousands)	2021	2020	2020
Other income (expense), net
Other income	$88	$8,083	$—
Other expense	(34)	—	—
Gain on marketable securities	553	—	—
Release of contingent liability (see Note 3)	—	3,978	—
	$607	$12,061	$—

Other income, related parties	$—	$—	$342

[

Note 14 – Commitments and Contingencies

Nissan Agreements

EVgo has executed two program services agreements with Nissan North America, Inc. (“Nissan”). These agreements provide for a capital build program, joint marketing activities and charging credit programs for purchasers or lessees of Nissan EVs. Under the joint-marketing activities provisions of the first agreement (the “Nissan Agreement”), EVgo was to spend a specified amount annually on joint-marketing activities that were mutually agreed-upon with Nissan. Credits for charging were allocated annually to purchasers or lessees of Nissan EVs and allowed each participant to charge their vehicle for 12 to 24 months at no charge to the participant, up to the amount of the charging credit allocated to such participant. In the event a participant did not use the entire amount of its charging credit within 12 or 24 months, a portion of the remaining dollar value of such credit rolled over to subsequent periods and a portion was retained by the Company.

Under the terms of the Nissan Agreement, purchasers or lessees of Nissan LEAF electric vehicles in certain markets could receive charging services at an EVgo station or a participating third-party charging station. Pursuant to the Nissan Agreement, the Company was required to support, maintain and make available at least 850 chargers through July 7, 2021. The Company fulfilled all build, support and maintenance obligations under the Nissan Agreement.

On June 13, 2019, EVgo entered into a second agreement with Nissan (the “Nissan 2.0 Agreement”). The Nissan 2.0 Agreement includes a capital-build program requiring the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). Under the terms of the Nissan 2.0 Agreement, the Build Schedule is negotiated at the beginning of each year. All chargers for each program year must be installed by August 31. In 2021, EVgo worked with Nissan to revise the annual Build Schedule to extend the milestone dates. Furthermore, Nissan waived penalties for installation delays in program year one.

EVgo’s ability to meet Build Schedule obligations may be impacted by delays in permitting, slower than expected third-party approvals of certain site acquisitions, delays in utility interconnection resulting from industry adaptation to the requirements of high-powered charger installation, as well as supply chain issues. Going forward, EVgo is uncertain if these, or other potential issues in the procurement, installation, or energization of DCFC, will be resolved in a timely fashion. At this time, EVgo’s ability to meet future Build Schedule obligations may continue to be impacted by circumstances similar to those experienced during the first half of 2021, or other potential issues including, but not limited to, equipment design and procurement, timing of third-party funding agreements, and the siting, permitting, construction, energizing of DCFC or delays in releasing public grant funding.

The contract is accounted for under ASC 606, which includes performance obligations related to memberships, charging credits and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606. Nissan has the right to terminate the Nissan 2.0 Agreement, without penalty or obligation of any kind, upon 30 days’ written notice if it is unable to secure funding to make payments required under the Nissan 2.0 Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. As of December 31, 2021, Nissan has fulfilled its annual payment obligations under the Nissan 2.0 Agreement. If Nissan terminates the Nissan 2.0 Agreement due to a lack of funding, EVgo will still be required to perform the following: (i) meet charger installation milestones through the date of termination; (ii) provide an aggregate of $1.6 million in joint marketing activities and (iii) provide $4.8 million worth of charging credits that shall continue to be administered.

Pursuant to the Nissan 2.0 Agreement, as modified by the aforementioned extension and other amendments, EVgo is required to install an aggregate of 210 chargers by February 29, 2024 at a number of sites to be mutually agreed upon during each Build Schedule. Pursuant to the current Build Schedule, EVgo is required to install 58 chargers by August 31, 2022. If the Company fails to meet future Build Schedule obligations, Nissan may invoke a penalty of up to $35,000 per delayed site beyond a designated cure period, up to 61 sites, which would result in adjustment to the consideration received for the Company’s performance obligations under the Nissan 2.0 Agreement.

General Motors Agreement

On July 20, 2020, EVgo entered into a five-year contract with GM (the “GM Agreement”) to build 2,750 fast chargers that EVgo will own and operate as part of the Company’s public network. On November 2, 2021, EVgo entered into an amendment agreement with GM in order to adjust stall installation targets and expand the overall number of chargers to be installed to 3,250 fast chargers. EVgo believes this agreement will serve to accelerate the Company’s development plans and enhance customer acquisition and brand equity among retail drivers. Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on chargers installed.

Under the GM Agreement, EVgo is required to install a total of 3,250 chargers by December 31, 2025, 72% of which are required to be installed by December 31, 2023. Meeting these milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commission or aspects of installation of the chargers the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 93%. In addition to the capital build program, EVgo committed to providing a certain number of new GM EV cars with an EVgo charging credit and limited time access to other EVgo services at a discounted rate.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger-installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event EVgo fails to meet a charger-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages of up to $15.0 million.

As of March 15, 2022, there were approximately 2,500 stalls that had been approved by GM, of which approximately 2,000 stalls were already in the active engineering and construction development pipeline. As of March 15, 2022, EVgo had 85 stalls left to install in order to meet its charger-installation milestone for the quarter ending March 31, 2022. EVgo may not meet the charger-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection resulting from COVID-19 and supply chain disruptions in business operations across the utility, engineering and permitting chain; as well as industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals between utilities and landowners of sites where charger stations will be located.

Legal Proceedings

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes or employment, health and safety matters. Although the outcome of any potential future litigation is uncertain, the Company believes it has adequate insurance coverage in the event of any future litigation or disputes.

On December 17, 2020, SAF Partners II, LLC and EV Holdings Investments, LLC (collectively, the “SAF Parties”) filed a complaint against EVgo Holdco in the State of Delaware Court of Chancery for $5 million regarding certain deferred contingent compensation contemplated by the Holdco Merger as of December 19, 2019, by and among EVgo Holdco and certain of the SAF Parties. The SAF Parties are the Company’s predecessor shareholders. Pursuant to an agreement between EVgo Holdings and EVgo Holdco, EVgo Holdings will indemnify EVgo Holdco for losses of up to $7 million (including legal costs) related to the contingent compensation claim. On January 14, 2022, the SAF Parties and EVgo Holdco settled the dispute for $1.5 million.

Although the Company is not currently facing other pending or threatened litigation, future events or circumstances, currently unknown to management, may potentially have a material effect on its financial position, liquidity or results of operations in any future reporting period.

Note 15 - Related Party Transactions

Receivable from Related Party

As of December 31, 2021, the Company had a $1.5 million receivable from EVgo Holdings related to the matter regarding the SAF Parties (see Note 14).

Note Payable, Related Party

As noted in Note 10, the Company had an outstanding note payable with EVgo Holdings that was converted to equity on the CRIS Close Date.

Management Services Agreement

The Company and EVgo Management, Inc. (“Predecessor Management”) were previously party to a management services agreement related to the administration of the 2016 Stock Incentive Plan of Predecessor Management (the “2016 Plan”). During the term of this agreement, the Company was responsible for administering the 2016 Plan and selecting employees, directors and consultants to whom an Award (as defined by the 2016 Plan) would be granted, determining the terms of the Awards, and any other actions consistent with the terms of the 2016 Plan. The Company’s responsibilities under this agreement included the recommendation of employees, directors and consultants to Predecessor Management to whom Awards may be granted, the terms of the Awards, and recommendation of directors of Predecessor Management, general, administrative, and back-office services relating to the operation of Predecessor Management and the maintenance of the 2016 Plan, and any other actions consistent with the terms of the 2016 Plan. All shares underlying any Award granted were subject to a right of first refusal and a repurchase right in favor of Predecessor Management. The Company did not receive a fee from Predecessor Management for providing these services and the management services agreement is no longer in effect after the Holdco Merger Date.

Consulting Services

The Company recorded $1.3 million and $0.7 million for consulting and corporate development services rendered by LS Power Equity Advisors, LLC to general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021 and the period from January 16, 2020 through December 31, 2020, respectively. As of December 31, 2020, the Company had payables to entities controlled by LS Power for services rendered totaling $0.1 million. There were no services rendered prior to the Holdco Merger Date.

Low Carbon Fuel Standards

The Company entered into various agreements to facilitate the purchase and sale of California Low Carbon Fuel Standard Credits (“LCFS”) with a subsidiary of LS Power at prevailing market levels after the Holdco Merger Date. For the year ended December 31, 2021 and the period from January 16, 2020 through December 31, 2020, the total amount of regulatory credit income recognized by the Company through the LCFS trading program with LS Power’s subsidiary totaled $0.6 million and $1.3 million, respectively, which is included in revenue from related parties in the consolidated statements of operations.

Related Party Revenue

The Company had two contracts with an entity considered a related party up to the date of the Holdco Merger, which is no longer considered a related party as of January 16, 2020. For the period from January 1, 2020 through January 15, 2020, the Company recognized revenue of $0.1 million related to these agreements while the entity was a related party.

Transaction Bonus

On January 16, 2020, in connection with the Holdco Merger, LS Power contributed $5.3 million to the Company related to a contingent transaction bonus awarded to eligible employees (see Note 3).

Note 16 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). See Note 2 for additional information, including the fair value hierarchy.

There were no earnout or warrant liabilities as of December 31, 2020. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of December 31, 2021:

		December 31,
(in thousands)	Level	2021
Earnout liability	3	$5,211
Warrant liability – Public Warrants	1	$39,614
Warrant liability – Private Placement Warrants	3	$8,847

The warrants are accounted for as liabilities in accordance with ASC 815 and are presented as warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the consolidated statements of operations. The Private Placement Warrants were valued using a Monte Carlo simulation methodology. The close price of the Public Warrants price was used as the fair value as of each relevant date (see Note 17).

There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021. There were no assets or liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2020. The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021:

	Private Placement Warrant	Earnout
(in thousands)	Liability	Liability
Fair value as of December 31, 2020	$—	$—
Liability recognized due to the CRIS Business Combination	35,654	18,278
Transfer to Level 1	(7,065)	—
Liability settled through equity	—	(10,853)
Change in fair value of liability	(19,742)	(2,214)
Fair value as of December 31, 2021	$8,847	$5,211

Note 17 – Warrant Liability

Public Warrants may only be exercised for a whole number of shares. The Public Warrants became exercisable on October 2, 2021. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. As of December 31, 2021, there were 14,948,809 Public Warrants and 3,148,569 Private Placement Warrants outstanding.

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

The Company will use its commercially reasonable efforts to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if shares of the Class A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Such registration statement was initially filed on July 20, 2021 and declared effective on July 30, 2021.

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

The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants are entitled to certain registration rights (see Note 14).

Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under “—Redemption of warrants when the price per Class A common stock equals or exceeds $18.00” and “—Redemption of warrants when the price per Class A common stock equals or exceeds $10.00”). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Assumptions used in the valuations of the Private Placement Warrant liability are as follows:

	December 31,	July 1,
	2021	2021
Stock price	$9.94	$14.36
Risk-free interest rate	1.19%	0.89%
Expected term	4.5 years	5.0 years
Expected volatility	75%	64%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

Note 18 – Earnout Liability

The Earnout Shares are subject to potential forfeiture by their holders if the volume-weighted average price (“VWAP”) of the shares does not equal or exceed the following prices for any 20 trading days within any 30-trading day period within the five years following the closing of the CRIS Business Combination:

●For 718,750 Earnout Shares, a VWAP of at least $12.50 (the “$12.50 Triggering Event”)
●For 718,750 Earnout Shares, a VWAP of at least $15.00 (the “$15.00 Triggering Event”)

Upon the closing of the CRIS Business Combination, the contingent obligation related to the Earnout Shares was accounted for as a liability because the triggering events that determine the number of Earnout Shares earned include events that are not solely indexed to the Company’s common stock. The estimated fair value of the 1,437,500 Earnout Shares issued and outstanding at the closing of the CRIS Business Combination on July 1, 2021 was $18.3 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.

On July 2, 2021, the $12.50 Triggering Event occurred and, as a result, 718,750 Earnout Shares valued at $10.9 million were deemed to be earned and reclassified into equity on that date. The estimated fair value of the earnout liability related to the 718,750 Earnout Shares subject to the $15.00 Triggering Event originally valued at $8.8 million was remeasured to $5.2 million at December 31, 2021. The change in fair value of the earnout liability resulted in a gain of $2.2 million recognized in the consolidated statement of operations for the year ended December 31, 2021 (see Note 16).

Assumptions used in the valuations of the earnout liability are as follows:

	December 31,	July 1,
	2021	2021
Stock price	$9.94	$14.36
Expected volatility	75%	64%
Risk-free interest rate	1.19%	0.1%
Expected term	4.8 years	0.8 years
Dividend rate	—%	—%

Note 19 – Income Taxes

The provision for income taxes consists primarily of income taxes related to Federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. All income (loss) before income taxes is generated in the United States. For the year ended December 31, 2021, the period from January 16, 2020 through December 31, 2020 and the period from January 1, 2020 through January 15, 2020, the Company’s provision for income taxes and effective tax rates were deemed to be de minimis. Prior to July 1, 2021, the Company was not a taxable entity for U.S. Federal income tax purposes or for any of the states in which the Company operates. On July 1, 2021, pursuant to the CRIS Business Combination, the Company became a taxable entity for U.S. Federal income tax purposes and for all of the states in which the Company operates.

Due to an operating loss in the year ended December 31, 2021, the Company’s effective tax rate was zero. The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to loss before income taxes for the reasons set forth below:

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Year Ended	Through	Through
	December 31,	December 31,	January 15,
	2021	2020	2020
Statutory Federal income tax rate	21.00%	21.00%	21.00%
State taxes, net of Federal tax benefit	6.28	—	—
Net loss attributable to NCI/non-taxable partnership structure	(32.10)	(21.00)	(21.00)
Change in fair value of warrant liability	14.69	—	—
Change in fair value of earnout liability	1.05	—	—
Transaction costs	0.67	—	—
Other permanent items	(0.06)	—	—
Tax credits	0.89	—	—
Change in valuation allowance	(12.42)	—	—
Effective tax rate	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. There were no net deferred tax assets as of December 31, 2020 and no net deferred tax liabilities as of December 31, 2021 and 2020. The significant components of the Company’s deferred tax assets as of December 31, 2021 are as follows:

December 31,
(in thousands)	2021
Deferred tax assets:
Investment in partnership	$115,667
Tax credit carryforwards	513
Net operating loss carryforwards	6,048
Total deferred tax assets	122,228
Less valuation allowance	(122,228)
Deferred tax assets, net of valuation allowance	—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities, and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of December 31, 2021.

As of December 31, 2021, EVgo had $22.0 million in Federal net operating losses with an indefinite carryforward period, tax credits of $0.5 million expiring in 2041 and state net operating losses with various expiration periods.

The Company files income tax returns in the U.S. Federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of December 31, 2021 and 2020, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

Note 20 – Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s consolidated statements of operations:

	Successor		Predecessor
		January 16,	January 1,
		2020	2020
	Year Ended	Through	Through
	December 31,	December 31,	January 15,
(in thousands)	2021	2020	2020
Cost of sales	$33	$—	$—
General and administrative	10,909	929	13
Total share-based compensation expense	$10,942	$929	$13

Restricted Stock Units

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, the stockholders also approved the board-approved EVgo Inc. 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), effective March 26, 2021 (the “Effective Date”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of December 31, 2021, there were 31,962,759 shares of Class A common stock available for grant.

The 2021 Incentive Plan provides for potential grants of: (i) incentive stock options qualified as such under U.S. Federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”); (vi) vested stock awards; (vii) dividend equivalents; (viii) other share- or cash-based awards; (ix) cash awards; and (x) substitute awards. Unless earlier terminated by action of the Company’s Board of Directors, the 2021 Incentive Plan will terminate on the tenth anniversary of the Effective Date.

RSUs typically vest annually over a period of three years from the date of grant. The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The table below represents the Company’s RSU activity under the 2021 Incentive Plan during the year ended December 31, 2021:

		Weighted
		Average
	Number of	Grant Date
(in thousands)	Shares	Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	1,988	11.40
Forfeited	(33)	11.55
Outstanding as of December 31, 2021	1,955	$11.40

Total unrecognized share-based compensation expense related to RSUs was $13.4 million as of December 31, 2021, which will be recognized over a weighted average period of 1.5 years.

Successor Incentive Units

On or immediately prior to the Holdco Merger, the existing Predecessor Class C Profit Interest Units, which constituted profits interests held by Predecessor Management, and the related 2016 Plan were cancelled and terminated, respectively.

Following the Holdco Merger, all employees of EVgo Services received share-based compensation in the form of units in EVgo Management, LLC (“EVgo Management”) that track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). EVgo Holdings owned 100% of EVgo Holdco from the Holdco Merger Date through the CRIS Business Combination. The Holdings LLCA provides for the issuance of a limited number of Incentive Units. Each Incentive Unit grants a profits interest in EVgo Holdings, which can generally be described as a participation interest whose right to receive distributions is determined by the cumulative amount of distributions (cash or in-kind) received by each outstanding Capital Unit in EVgo Holdings up to and including the date of a distribution. Distributions to the Incentive Unit holders are made solely from cash or property of EVgo Holdings. Incentive Unit holders have no claim as to the cashflow or assets of EVgo Holdco or EVgo Services.

The Incentive Units are awarded pursuant to the Holdings LLCA, and consequently the limited liability agreement of EVgo Management and individual grant agreements. These agreements include limitations with respect to the distribution entitlements of such Incentive Units and limitations imposed in order to cause such Incentive Units to qualify as “profits interests” within the meaning of Internal Revenue Service Revenue Procedures 93-27 and 2001-43, Internal Revenue Service Notice 2005-43, or any future Internal Revenue Service guidance. Specifically, such limitations were established such that any holder of Incentive Units will participate only in the post-grant appreciation in value of EVgo Holdings. As a result, the Incentive Units essentially have no value on the date of grant.

Of each individual grant of Incentive Units, a portion are designated as time vesting (the “Time Vesting Incentive Units”) and remaining portion is designated as sale vesting (the “Sale Vesting Incentive Units”). The Time Vesting Incentive Units will vest annually and equally over a period of four years from the date of grant. Sale Vesting Incentive Units will vest based upon the achievement of certain trigger events relating to the sale of EVgo Holdings.

The Company determined the Incentive Units and resulting profits interest to be equity-classified requiring application of ASC 718. Under ASC 718, share-based payment awards are initially measured at the fair value of the equity instruments that the entity is required to issue when the employee becomes entitled to the instrument (i.e., when all service, performance, market, and/or other conditions have been met). The estimate of fair value should be based on share price and other factors at the grant date and should incorporate the effect of any restrictions or conditions that continue in effect after the vesting date. For equity-classified awards, changes in the share price or other pertinent variable, such as volatility or the risk-free rate, subsequent to the grant date would not cause the fair value estimate to be remeasured.

The Company has elected to use the straight-line approach to recognize compensation cost for the Time Vesting Incentive Units awards. No compensation cost will be recognized for the Sale Vesting Incentive Units until such time that an event as described above occurs. The Company has elected to account for forfeitures as they occur.

The Holdings LLCA provides for the issuance of 1,000,000 Incentive Units. Of each grant of Incentive Units, a portion are designated as Time Vesting Incentive Units and remaining portion are designated as Sale Vesting Incentive Units. Time Vesting Incentive Units will vest each year over a period of four years. 100% of the Sale Vesting Incentive Units will vest upon the achievement of certain milestones related to “Sale of the Company.” The Company recognizes compensation cost for the Time Vesting Incentive Units awards on a straight-line basis. No compensation cost will be recognized for the Sale Vesting Incentive Units until such time that a Sale of the Company occurs.

The Company has recorded expense related to the Time Vesting Incentive Units over the vesting term based on a fair value calculated using the Monte Carlo simulation model in conjunction with the Finnerty Model. The assumptions noted in the following table for the year ended December 31, 2021 and for the period from January 16, 2020 through December 31, 2020:

		January 16,
	Year	2020
	Ended	through
	December 31,	December 31,
	2021	2020
Annual risk-free rate of return	0.32%	1.62%
Expected volatility	37.2%	32.5%
Expected term	4.0 years	5.0 years
Dividend yield	—%	—%

Presented below is a summary of the activity of the Company’s Incentive Units for the year ended December 31, 2021 and the period from January 16, 2020 through December 31, 2020:

		Weighted
		Average
		Grant Date
(in thousands)	Units	Fair Value
Granted on January 16, 2020	660	$9.44
Granted	20	$9.44
Forfeited	(40)	$9.44
Outstanding at December 31, 2020	640	$9.44
Granted	143	$51.11
Vested	(104)	$9.44
Forfeited	(20)	$18.77
Outstanding at December 31, 2021	659	$18.19

Units vested at December 31, 2021	104	$9.44
Units outstanding and expected to vest as of December 31, 2021	659	$18.19

As of December 31, 2021, there was $10.0 million of total unrecognized compensation cost related to nonvested Incentive Units, which is expected to be recognized over a weighted-average period of 2.6 years.

Predecessor Share-Based Compensation

Prior to the Holdco Merger Date, the primary purpose of Predecessor Management, which owned Class C Profit Interest Units of the Company, was to issue share-based compensation to employees and directors of the Predecessor. Accordingly, the expense related to awards granted under the 2016 Plan to employees and directors of the Predecessor is recorded as share-based compensation expense on the Company’s consolidated statements of operations.

Prior to the Holdco Merger, Predecessor Management issued stock options (the “Options”) under the 2016 Plan. A maximum of 559,000 shares may be issued under the 2016 Plan. Options granted under the 2016 Plan are exercisable over a maximum term of 10 years from the date of grant. In general, the Options vest over a four-year period, with each Option becoming exercisable as to 25% of the number of shares subject to the Option one year from the grant dates and exercisable as to an additional 6.25% of the number shares subject to the Option every three months thereafter for an additional three years.

The Company has recorded expense related to the Options over the vesting term based on a fair value calculated using the Black-Scholes model, with the input of the fair value of the underlying stock equal to the value of the common stock of Predecessor Management.

The fair value of each Option award is estimated on the date of grant using the Black-Scholes Option Pricing Model using the assumptions noted in the following table for the year ended December 31, 2021 and the period from January 1, 2020 through January 15, 2020:

Annual risk-free rate of return	1.87%
Expected volatility	39.2%
Expected term	7.0 years
Dividend yield	—%

The risk-free interest rate for periods within the contractual life of the Option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility of the Options granted was estimated using the historical volatility of comparable public companies as a substitute for the historical volatility of the Company’s common shares, which is not determinable without an active external or internal market. The expected term of Options granted represents the period of time that Options granted are expected to be outstanding.

There was no Option activity during the period from January 1, 2020 through January 15, 2020. Options outstanding as of January 15, 2020 were:

		Weighted
		Average
		Grant Date
(in thousands)	Options	Fair Value
Outstanding at January 15, 2020 and December 31, 2019	466	$6.19
Options vested and exercisable at January 15, 2020	222	$6.19
Nonvested options outstanding at January 15, 2020	244	$6.19

Presented below is a summary of the activity of the Company’s nonvested Options for the period from January 1, 2020 through January 15, 2020:

		Weighted
		Average
		Grant Date
(in thousands)	Options	Fair Value
Nonvested at January 1, 2020	247	$2.53
Vested	(3)	$2.53
Nonvested at January 15, 2020	244	$2.53

The 2016 Plan was terminated as of the Holdco Merger Date and all nonvested and outstanding Options were cancelled and not replaced by any plan by the Successor. Share-based compensation expense was de minimis for the period from January 1, 2020 through January 15, 2020 and there was no further share-based compensation expense recorded after the Holdco Merger Date.

Note 21 – Net Loss Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2021:

Year Ended
December 31,
(in thousands, except per share data)	2021
Numerator
Net loss	$(57,762)
Less: net loss attributable to noncontrolling interest	(51,856)
Net loss attributable to Class A common stockholders	(5,906)
Less: net loss attributable to participating securities	(62)
Net loss attributable to Class A common stockholders, basic and diluted	$(5,844)

Denominator
Weighted average common stock outstanding	68,734
Less: weighted average unvested Earnout Shares outstanding	(719)
Weighted average common stock outstanding, basic and diluted	68,015

Net loss per share – basic and diluted	$(0.09)

Prior to the consummation of the CRIS Business Combination, EVgo OpCo was wholly owned by EVgo Holdings. In connection with the CRIS Business Combination, EVgo Holdings contributed all of the equity interests in EVgo Holdco to EVgo OpCo in exchange for 195,800,000 EVgo OpCo Units, the Company contributed all of its assets and 195,800,000 shares of Class B common stock to Thunder Sub, Thunder Sub transferred 195,800,000 shares of Class B common stock and the right to enter into the Tax Receivable Agreement to EVgo Holdings, and Thunder Sub contributed all of its remaining assets to EVgo OpCo in exchange for EVgo OpCo Units equal to the number of shares of Class A common stock outstanding. The Class B common stock owned by EVgo Holdings have been evaluated and are excluded from net income per share calculations as they do not participate in earnings or loss of the Company. Therefore, retrospective application of the conversion of these ownership interests into shares of Class B common stock would not result in an appropriate or meaningful presentation of EPS. Therefore, the EPS information presented only relates to the periods subsequent to the consummation of the CRIS Business Combination on July 1, 2021 and has not been presented for the period from January 16, 2020 through December 31, 2020 and the period from January 1, 2020 through January 15, 2020.

The Company’s potentially dilutive securities consist of the Company’s Public Warrants, Private Placement Warrants, restricted stock units and unvested Earnout Shares. For the periods in which EPS is presented, the following securities were excluded from the computation of diluted EPS since their impact would have been antidilutive:

As of
December 31,
(in thousands)	2021
Public Warrants	14,949
Private Placement Warrants	3,149
Restricted stock units	1,955
20,053

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since their vesting threshold (i.e., the $15.00 Triggering Event) had not yet been met as of December 31, 2021.

Note 22 – Redeemable Noncontrolling Interest

Upon completion of the CRIS Business Combination, EVgo Holdings owns, through a series of transactions, 195,800,000 EVgo OpCo Units, representing a 74.0% economic ownership interest in EVgo OpCo, and a corresponding number of shares of Class B common stock, representing a 74.0% voting interest in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 12).

The EVgo OpCo Units held by EVgo Holdings have been classified as redeemable noncontrolling interest in the Company. The cash redemption feature of the EVgo OpCo Units, together with a corresponding number of shares of Class B common stock, at the option of EVgo OpCo is considered outside of the control of the Company. Therefore, in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the EVgo OpCo Units are classified as temporary equity in the Company’s consolidated balance sheet.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interest for the period from the CRIS Close Date through December 31, 2021:

(in thousands)
Balance as of July 1, 2021	$—
Redeemable noncontrolling interest resulting from the CRIS Business Combination	436,739
Net income attributable to redeemable noncontrolling interest for the period	(16,824)
Equity-based compensation attributable to redeemable noncontrolling interest during the period	1,040
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	1,525,297
Balance as of December 31, 2021	$1,946,252

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EVgo, with the participation of its chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of the Company’s disclosure controls and procedures, which were not effective at a reasonable assurance level as of December 31, 2021 due to material weaknesses in its internal control over financial reporting described below.

Notwithstanding these material weaknesses, EVgo has concluded that the consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this Annual Report, on July 1, 2021, the CRIS Business Combination was completed. Prior to the CRIS Business Combination, EVgo was a special purpose acquisition company formed for the purpose of effecting a merger or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as its operations prior to the CRIS Business Combination were insignificant compared to those of the consolidated entity post-CRIS Business Combination. The design of the Company’s internal control over financial reporting has required significant time and resources from management and other personnel. As a result, EVgo was unable, without incurring unreasonable effort or expense, to conduct an assessment regarding its internal control over financial reporting as of December 31, 2021.

Material Weakness Remediation Plan

As previously described in this Annual Report under the heading “Risk Factors,” EVgo has determined that the Company has material weaknesses in its internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis.

Specifically, material weaknesses were identified with respect to segregation of duties and review; account reconciliations, preparation of supporting documentation and analysis; effective review of technical accounting matters; separate review and approval of journal entries; and review of key inputs for estimates of asset retirement obligations. In order to address these identified material weaknesses, the Company has established a remediation plan which includes the following measures:

●	Increasing resources within the Company’s organization, including the expansion of the Company’s accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weaknesses;
●	Documenting existing, and implementing additional, internal controls over financial reporting;
●	Engaging external consultants to assist with documentation of the Company’s existing internal controls over financial reporting and identification of control gaps, including the existing material weaknesses, to be remediated;
●	Implementing additional training programs for the finance and accounting staff related to the requirements of being a public company and internal controls over financial reporting; and
●	Designing and implementing controls over the preparation and review of journal entries and account reconciliations, including controls over the segregation of duties.

As of December 31, 2021, EVgo has remediated the material weakness related to the review and approval of journal entries. EVgo is continuing to remediate the remaining material weaknesses as efficiently and effectively as possible, and remediation efforts could continue beyond the fiscal year ending December 31, 2022. At this time, EVgo cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, result in increased costs and place significant demands on the Company’s financial and operational resources.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

A&R Nomination Agreement

On March 24, 2022, EVgo entered into the A&R Nomination Agreement with EVgo Holdings, amending and restating the Nomination Agreement. Under the A&R Nomination Agreement, the number of LS Directors that EVgo will take all necessary action to cause the Board to nominate for election at each annual or special meeting of stockholders will be determined according to that certain percentage of the outstanding shares of common stock at any time the Principal Stockholder Group Beneficially Owns (as defined in the A&R Nomination Agreement).

The foregoing is a summary of the material terms of the A&R Nomination Agreement and is qualified in its entirety by reference to the full text of the A&R Nomination Agreement, which is filed herewith as Exhibit 10.8 to this Annual Report.

The information contained in this Item 9B is included for the purpose of providing the disclosures required under “Item 1.01 – Entry into a Material Definitive Agreement” of Current Report on Form 8-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item can be found under the captions “Directors and Executive Officers” and “Corporate Governance and Board Matters” in the Company’s Proxy Statement (the “2022 Proxy Statement”) to be filed with the SEC not later than 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

In addition, EVgo’s Board of Directors has adopted a code of conduct (“Code of Conduct”) that applies to all of the Company’s directors, employees and officers, including the Company’s Chief Executive Officer and Chief Financial Officer. The current version of the Code of Conduct is available on the Company’s investor website, which can be found at http://investors.evgo.com/governance. To the extent required by rules adopted by the SEC and the Nasdaq, EVgo intends to promptly disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, on the Company’s investor website.

Item 11. Executive Compensation.

The information required by this item will be included in the Company’s 2022 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Company’s 2022 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Company’s 2022 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the Company’s 2022 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of the Annual Report on Form 10-K.

(1) List of Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(3) List of Exhibits

Exhibit Number	Description

2.1*

Business Combination Agreement, dated as of January 21, 2021, by and among the Company, CRIS Thunder Merger LLC, EVgo Holdings, LLC, EVgo Holdco, LLC and EVgo OpCo, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2021).

2.2*

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
4.1

Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-248718), filed with the Securities and Exchange Commission on September 10, 2020).

4.2

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-248718), filed with the Securities and Exchange Commission on September 10, 2020).

4.3

Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2020).

4.4**	Description of Securities.
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

10.2

Amendment to Sponsor Agreement, dated as of July 1, 2021, by and among the Company, EVgo Holdco, LLC, Climate Change Crisis Real Impact I Acquisition Holdings, LLC and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.3

Registration Rights Agreement, dated as of July 1, 2021 by and among the Company, Climate Change Crisis Real Impact I Acquisition Holdings, LLC and certain other parties (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).
10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2021).
10.6

Amended and Restated Limited Liability Company Agreement of EVgo OpCo, LLC, dated as of July 1, 2021, by and among the Company, EVgo OpCo, LLC, CRIS Thunder Merger, LLC and EVgo Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.7

Nomination Agreement, dated as of July 1, 2021, by and between the Company and EVgo Holdings, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.8**	Amended and Restated Nomination Agreement, dated as of March 24, 2022, by and between the Company and EVgo Holdings, LLC.
10.9

Tax Receivable Agreement, dated as of July 1, 2021, by and among the Company, CRIS Thunder Merger LLC and EVgo Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.10†	EVgo Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).
10.11†

Form of Restricted Stock Unit Agreement adopted pursuant to the EVgo Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.12†

Employment Agreement between EVgo Services LLC and Catherine Zoi, dated as of January 15, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.13†

Employment Agreement between EVgo Services LLC and Olga Shevorenkova, dated as of January 15, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.14†

Employment Agreement between EVgo Services LLC and Ivo Steklac, dated as of January 15, 2020 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

21.1**	List of Subsidiaries.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

*

The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

**Filed or furnished herewith.

†Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None.

SCHEDULE II

EVgo Inc. (Successor) and EVgo Services LLC (Predecessor)

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2021 and 2020

(in thousands)

	Balance at	Costs	Deductions		Balance at
	Beginning	Charged to	and		End of
(in thousands)	of Period	Expenses	Write-offs	Other[1]	Period
As of December 31, 2021
Allowance for doubtful accounts	$309	$414	$(5)	$—	$718
Allowance for deferred tax asset	—	7,176	—	115,052	122,228
	$309	$7,590	$(5)	$115,052	$122,946
As of December 31, 2020
Allowance for doubtful accounts	$95	$229	$(15)	$—	$309
[1]	Represents an allowance on the deferred tax asset related to the Company’s investment in EVgo OpCo and therefore is an adjustment to equity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2022.

EVgo Inc.

By:	/s/ Cathy Zoi
Cathy Zoi
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Cathy Zoi	Chief Executive Officer and Director
Cathy Zoi	(Principal Executive Officer)

/s/ Olga Shevorenkova	Chief Financial Officer
Olga Shevorenkova	(Principal Financial and Principal Accounting Officer)

/s/ David Nanus	Director
David Nanus

/s/ Elizabeth Comstock	Director
Elizabeth Comstock

/s/ Joseph Esteves	Director
Joseph Esteves

/s/ Darpan Karpadia	Director
Darpan Karpadia

/s/ John King	Director
John King

/s/ Kate Brandt	Director
Kate Brandt

/s/ Rodney Slater	Director
Rodney Slater

/s/ Patricia K. Collawn	Lead Independent Director
Patricia K. Collawn