Form 10-Q
period 2022-03-31
EVgo Inc.
filed 2022-05-13
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, there were 69,004,336 shares of the registrant’s Class A common stock, $.0001 par value per share, and 195,800,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains statements that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “may,” “might,” “should,” “could,” “would,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

EVgo’s SEC filings are available publicly on the SEC website at www.sec.gov. The forward-looking statements contained in this Quarterly Report are based on EVgo’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting EVgo will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond EVgo’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of EVgo’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Accordingly, forward-looking statements in this Quarterly Report and in any document incorporated herein by reference should not be relied upon as representing EVgo’s views as of any subsequent date, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

FREQUENTLY USED TERMS

Unless the context indicates otherwise, the following terms have the following meanings when used in this Quarterly Report:

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

“Company” means EVgo Inc. and its subsidiaries.

“Company Group” means EVgo Inc., Thunder Sub or any of their subsidiaries (other than EVgo OpCo and its subsidiaries).

“CRIS” means Climate Change Crisis Real Impact I Acquisition Corporation.

“CRIS Business Combination” means the transactions contemplated by the Business Combination Agreement.

“CRIS Close Date” means the closing of the CRIS Business Combination on July 1, 2021.

“DCFC” means direct current fast charging.

“EVgo” means, prior to the CRIS Close Date, EVgo Holdings and its subsidiaries and, following the CRIS Close Date, EVgo Inc. and its subsidiaries.

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

“LLC Interests” means the limited liability company interests of EVgo Holdings.

“LS Power” means LS Power Equity Partners IV, L.P. and its affiliates, unless the context otherwise requires.

“PlugShare” means PlugShare, LLC, a California limited liability company.

“PlugShare Acquisition Date” means July 9, 2021, the date EVgo and PlugShare entered into the PlugShare Agreement.

“PlugShare Agreement” means the stock purchase agreement entered into between EVgo and PlugShare on the PlugShare Acquisition Date.

“Private Placement Warrants” means the 6,600,000 warrants purchased by the Sponsor in a private placement simultaneously with the closing of the Initial Public Offering, each of which is exercisable for one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant, generating gross proceeds of $6,600,000.

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

“Thunder Sub” means CRIS Thunder Merger LLC, a Delaware limited liability company and wholly owned subsidiary of EVgo Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
(in thousands)	(unaudited)
Assets
Current assets
Cash and restricted cash	$441,079	$484,881
Accounts receivable, net	2,815	2,559
Accounts receivable, capital build	7,902	9,621
Receivable from related party	—	1,500
Prepaid expenses	4,168	6,395
Other current assets	1,414	1,389
Total current assets	457,378	506,345
Property, equipment and software, net	166,134	133,282
Right-of-use assets, net	23,753	—
Restricted cash	300	300
Other assets	2,698	3,115
Intangible assets, net	69,323	72,227
Goodwill	31,052	31,052
Total assets	$750,638	$746,321

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$8,442	$2,946
Payables to related parties	25	—
Accrued liabilities	28,929	27,078
Lease liabilities, current	3,004	—
Deferred revenue, current	4,634	5,144
Customer deposits	10,730	11,592
Other current liabilities	164	111
Total current liabilities	55,928	46,871
Lease liabilities, noncurrent	19,621	—
Earnout liability, at fair value	7,475	5,211
Asset retirement obligations	14,074	12,833
Capital-build liability	24,385	23,169
Deferred revenue, noncurrent	21,658	21,709
Warrant liability, at fair value	71,334	48,461
Other liabilities	—	146
Total liabilities	214,475	158,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2022	2021
(in thousands, except share data)	(unaudited)
Redeemable noncontrolling interest	2,517,988	1,946,252
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 68,269,448 and 68,020,630 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of March 31, 2022 and December 31, 2021, respectively	7	7
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 195,800,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	20	20
Accumulated deficit	(1,981,852)	(1,358,358)
Total stockholders’ deficit	(1,981,825)	(1,358,331)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$750,638	$746,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands, except per share data)	2022	2021
Revenue	$7,700	$3,569
Revenue from related party	—	561
Total revenue	7,700	4,130
Cost of revenue	4,846	3,361
Depreciation and amortization	3,454	2,447
Cost of sales	8,300	5,808
Gross loss	(600)	(1,678)

General and administrative	25,428	12,004
Depreciation, amortization and accretion	3,887	2,510
Total operating expenses	29,315	14,514
Operating loss	(29,915)	(16,192)

Interest expense, related party	—	(876)
Interest income	55	0
Other (expense) income, net	(263)	458
Change in fair value of earnout liability	(2,264)	—
Change in fair value of warrant liability	(22,874)	—
Total other expense, net	(25,346)	(418)
Loss before income tax expense	(55,261)	(16,610)
Income tax expense	(5)	(0)
Net loss	(55,266)	(16,610)
Less: net loss attributable to redeemable noncontrolling interest	(40,867)	(16,610)
Net loss attributable to Class A common stockholders	$(14,399)	$—

Net loss per share to Class A common stockholders, basic and diluted	$(0.21)	N/A
Weighted-average basic and diluted shares used in computation of earnings per share	68,023	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ and Member’s Equity (Deficit)

(unaudited)

	For the Three Months Ended March 31, 2022
					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	68,021	$7	195,800	$20	$—	$(1,358,358)	$(1,358,331)
Share-based compensation	—	—	—	—	2,999	—	2,999
Warrants exercised	—	—	—	—	2	—	2
Release of warrant liability	—	—	—	—	0	—	0
Issuance of stock under share-based compensation plans, including income tax effect	248	—	—	—	—	—	—
Non-controlling interest adjustment to fair value	—	—	—	—	(3,001)	(609,095)	(612,096)
Net loss[1]	—	—	—	—	—	(14,399)	(14,399)
Balance, March 31, 2022	68,269	$7	195,800	$20	$—	$(1,981,852)	$(1,981,825)

1 Excludes $40.9 million of net loss attributable to redeemable noncontrolling interest.

	For the Three Months Ended March 31, 2021
			Additional
	LLC Interests		Paid-In	Accumulated	Member’s
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020 (as previously reported)	—	$136,348	$929	$(47,790)	$89,487
Retroactive application of recapitalization	195,800	—	—	—	—
Balance, December 31, 2020 (as adjusted)	195,800	136,348	929	(47,790)	89,487
Share-based compensation	—	—	480	—	480
Net loss	—	—	—	(16,610)	(16,610)
Balance, March 31, 2021	195,800	$136,348	$1,409	$(64,400)	$73,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(55,266)	$(16,610)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation, amortization and accretion	7,341	4,957
Net loss on disposal of property and equipment	1,010	231
Share-based compensation	3,506	480
Interest expense, related party	—	876
Change in fair value of earnout liability	2,264	—
Change in fair value of warrant liability	22,874	—
Other	288	33
Changes in operating assets and liabilities
Accounts receivable, net	(257)	175
Receivables from related parties	1,499	(31)
Prepaid expenses and other current and noncurrent assets	3,538	(1,887)
Operating lease assets and liabilities, net	(2,135)	—
Accounts payable	154	(708)
Payables to related parties	25	1,386
Accrued liabilities	(2,596)	(440)
Deferred revenue	(561)	20,553
Customer deposits	(862)	(865)
Other current and noncurrent liabilities	(653)	(370)
Net cash (used in) provided by operating activities	(19,831)	7,780
Cash flows from investing activities
Purchases of property, equipment and software	(28,274)	(7,827)
Proceeds from insurance for property losses	202	—
Net cash used in investing activities	(28,072)	(7,827)
Cash flows from financing activities
Proceeds from note payable, related party	—	17,000
Proceeds from exercise of warrants	2	—
Capital-build funding, net	4,099	—
Payment of transaction costs for CRIS Business Combination	—	(1,272)
Net cash provided by financing activities	4,101	15,728
Net (decrease) increase in cash and restricted cash	(43,802)	15,681
Cash and restricted cash, beginning of period	485,181	7,914
Cash and restricted cash, end of period	$441,379	$23,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2022	2021
Supplemental disclosure of noncash investing and financing activities
Accrued transaction costs for CRIS Business Combination	$182	$3,411
Asset retirement obligations incurred	$1,001	$628
Non-cash increase in accounts receivable, capital-build and capital-build liability	$2,380	$812
Purchases of property and equipment in accounts payable and accrued liabilities	$24,454	$4,830
Fair value adjustment to redeemable noncontrolling interest	$612,096	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of Business and Nature of Operations

EVgo owns and operates a public direct current (“DC”) fast charging network in the United States (“U.S.”). EVgo was founded in October 2010 as NRG EV Services, LLC, a Delaware corporation and wholly owned subsidiary of NRG Energy, Inc., an integrated power company based in Houston, Texas. EVgo’s network of charging stations provides electric vehicle (“EV”) charging infrastructure to consumers and businesses. Its network is capable of natively charging (i.e., charging without an adaptor) all EV models and charging standards currently available in the U.S. EVgo partners with national and regional chains of grocery stores, automotive original equipment manufacturers (“OEMs”), hotels, shopping centers, gas stations, parking lot operators, local governments and independent property owners in order to locate and deploy its EV charging infrastructure.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements are unaudited and prepared in accordance with GAAP for interim financial information, as set by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include all adjustments considered necessary, in the opinion of management, for a fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of stockholders’ and member’s equity and condensed consolidated statements of cash flows for the periods presented.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

GAAP defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Based on their nature, magnitude and timing, certain subsequent events may be required to be reflected in the condensed consolidated financial statements at the balance sheet date and/or required to be disclosed in the notes to the condensed consolidated financial statements. The Company has evaluated subsequent events accordingly.

Reclassifications

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

All periods presented have been retrospectively revised to reflect the effects of the change to cost of sales and general and administrative expenses. There was no net impact to loss from operations, net loss attributable to the Company or net loss per share for any periods presented. The condensed consolidated balance sheets, condensed consolidated statements of stockholders’ and member’s equity (deficit), and the condensed consolidated statements of cash flows are not affected by changes in the presentation of certain costs.

The following is a reconciliation for the respective periods:

		General and
		Administrative
(in thousands)	Cost of Sales	Expenses
For the three months ended March 31, 2022
Computed under previous method	$10,035	$23,693
Change in presentation	(1,735)	1,735
As adjusted	$8,300	$25,428

For the three months ended March 31, 2021
As previously reported	$6,740	$11,072
Change in presentation	(932)	932
As adjusted	$5,808	$12,004

The Company has also made certain reclassifications to prior period amounts to conform to current period presentation.

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

Concentration of Business and Credit Risk

The Company maintains its cash accounts in a commercial bank. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation up to $250,000. At various times throughout the period, the Company had uninsured balances. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash. The Company mitigates its risk with respect to cash by maintaining its deposits at high-quality financial institutions and monitoring the credit ratings of those institutions.

The Company had three customers that comprised 46.6% of the Company’s total accounts receivable as of March 31, 2022. The Company had two customers that comprised 32.4% of the Company’s total accounts receivable as of December 31, 2021. For the three months ended March 31, 2022 and 2021, two customers represented 28.6% and two customers represented 34.5% of total revenue, respectively.

For the three months ended March 31, 2022, EVgo had four vendors that provided 84.3% of total charging equipment and services to the Company. For the three months ended March 31, 2021, EVgo had three vendors that provided 62.3% of total charging equipment and services to the Company.

Cash and Restricted Cash

Cash and restricted cash include cash held in cash depository accounts in major banks in the U.S. and are stated at cost. The Company does not hold any highly liquid assets that can be considered as cash equivalents. Cash that is held by a major bank and has restrictions on its availability to the Company is classified as restricted cash.

The Company had unused letters of credit of $0.7 million, as of March 31, 2022 and December 31, 2021, associated with the construction of its charging stations and in connection with one of its operating leases. Cash balances collateralizing these letters of credit are considered restricted cash.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. The allowance for doubtful accounts was $0.8 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively.

Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 842. ASC 842 requires lessees to report most leases as assets and liabilities on the balance sheet. The Company adopted ASC 842 effective January 1, 2022, using the modified retrospective transition method as allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements, which includes the ability for the Company to recognize the cumulative effect of the adoption being recorded as an adjustment to retained earnings on the adoption date. The Company elected to apply the package of practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. The Company also elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a right-of-use asset or lease liability. As of the adoption date, the Company recorded operating lease right-of-use assets and operating lease liabilities of $19.1 million and $18.4 million, respectively. The difference between the right-of-use assets and lease liabilities was primarily due to existing prepaid and accrued rent balances. There was no impact to opening retained earnings as a result of the Company’s adoption of the guidance. The adoption of this standard for both lessee and lessor accounting did not materially impact the Company’s condensed consolidated statements of cash flows or operating loss in the Company’s condensed consolidated statements of operations. Refer to Note 5 for additional information.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of

Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 as of January 1, 2022, to be applied prospectively to modifications or exchanges occurring after the effective date, which did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The amendments in ASC 326 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 326. The ASU is effective for annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the potential impact of adopting this guidance on its condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”), as if it had originated the contracts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The adoption of the standard will impact future business combinations and require the Company to measure acquired contract assets and liabilities in accordance with ASC 606. The Company expects the adoption of the standard to result in measuring acquired contract assets and liabilities as if it had originated the contracts. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. This ASU provided guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and, (3) significant terms and conditions of the transactions, including commitments and contingencies. This update will be effective for the Company’s financial statements as of and for the year ended December 31, 2022. The Company does not expect this accounting guidance to materially impact its consolidated results of operations or financial position.

Note 3 – Business Combination

PlugShare LLC

On July 9, 2021, the Company entered into the PlugShare Agreement to acquire 100% of the outstanding common stock of PlugShare (f/k/a Recargo, Inc.). Effective as of December 29, 2021, Recargo Inc., a California corporation, converted into EVgo Recargo, LLC, a California limited liability company. Effective as of March 16, 2022, EVgo Recargo, LLC changed its name to PlugShare LLC. PlugShare operates as a cloud-based data solutions provider in the electric vehicle sector and generates revenue through a variety of services that leverage its user base and its generated data. The Company believes that the acquisition of PlugShare will allow it to expand its revenue base and will result in certain synergies within its operations.

The Company accounted for the acquisition of PlugShare as a business combination under ASC 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. The total purchase price was $25.0 million, per the terms of the PlugShare Agreement, none of which were contingent upon future financial results.

The following unaudited pro forma financial information presents consolidated revenue and net loss for the period indicated as if the PlugShare acquisition had occurred on January 1, 2021:

Three Months Ended
March 31,
(in thousands)	2021
Pro forma revenue	$4,505
Pro forma net loss	$(17,481)

The above unaudited pro forma results have been calculated by combining the historical results of the Company and PlugShare, as if the acquisition had occurred as of the beginning of the earliest period presented in the Company’s condensed consolidated financial statements and exclude the impact of acquisition-related expenses. The pro forma table above also includes estimates for additional depreciation, amortization and accretion related to the fair values of property, plant and equipment, intangible assets, capital build liability, and asset retirement obligations that were included as the basis of those assets acquired and liabilities assumed in the business acquisition. Pro forma net loss was adjusted to exclude acquisition-related costs incurred during the periods presented. No other material pro forma adjustments were deemed necessary. The pro forma financial information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

Note 4 – Revenue Recognition

Disaggregation of Revenue

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Charging revenue, retail	$3,502	$1,803
Charging revenue, OEM	151	332
Charging revenue, commercial	709	491
Network revenue, OEM	490	532
Ancillary revenue	1,470	403
Regulatory credit sales	1,378	569
Total revenue	$7,700	$4,130

The following table provides information about contract assets and liabilities from contracts with customers:

	March 31,	December 31,
(in thousands)	2022	2021
Contract assets	$—	$32
Contract liabilities	37,022	38,445

The following table provides the activity for contract liabilities during the period presented:

Three Months Ended
March 31,
(in thousands)	2022
Balance as of December 31, 2021	$38,445
Additions	377
Recognized in revenue	(1,276)
Marketing activities	(524)
Balance as of March 31, 2022	$37,022

It is anticipated that deferred revenue as of March 31, 2022 will be recognized for the years ending December 31, as follows:

(in thousands)
2022	$1,481
2023	1,219
2024	687
2025	7
$3,394

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to wholly unsatisfied performance obligations is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of March 31, 2022 and December 31, 2021, there was $22.9 million in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

Note 5 – Lease Accounting

As disclosed in Note 2, the Company adopted ASC 842, which governs the accounting for the Company’s leases, effective January 1, 2022.

As a lessee, the Company enters into agreements with various Site Hosts, which allow the Company to lease space to operate the charging stations on their property, and with various parties to lease its office and laboratory space. The Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with an initial contractual term in excess of 12 months, the Company records the related operating or finance right-of-use asset and lease liability. Some leases also include renewal and/or early termination options, which can be exercised under specific conditions. Renewal and termination options are not included in the measurement of the right-of-use assets and lease liabilities unless the Company is reasonably certain to exercise the options.

The Company’s lease agreements primarily require lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for all asset classes. Lease liabilities are recognized at the present value of the fixed lease payments using an implicit rate and, if not available, an incremental borrowing rate based on estimated collateralized borrowings available to the Company. The Company incurs initial direct costs and landlord incentives that increase or decrease the calculated right-of-use asset, respectively. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company considers variable lease payments generally as revenue sharing and expenses them as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As a lessor, the Company has entered into agreements to lease charging equipment, charging stations and other technical installations or sublease properties leased from Site Hosts to third parties. The Company, at the inception of a lease contract, determines if it is an operating, sales-type or direct financing lease. The leases provide for fixed monthly payments and sometimes include provisions for contingent variable rent based on number of charging sessions and minutes used, which are recognized when earned. Fixed payments received under lease agreements for operating leases are recognized on a straight-line basis over the lease term and are reported in revenue in the condensed consolidated statements of operations.

Lessee Accounting

The Company has entered into agreements with Site Hosts, which allow the Company to operate the charging stations on the Site Hosts’ property. Additionally, the Company leases offices and laboratory space under agreements with third-party landlords. The agreements with the Site Hosts and landlords are deemed to be operating leases and contain terms ranging from one to 10 years. Certain leases contain renewal options that can extend the term from one to seven years. The Company has not entered into any finance leases.

As of March 31, 2022, the components of the Company’s leases are as follows:

March 31,
(in thousands)	2022
Assets
Right-of-use assets, net	$23,753

Liabilities
Lease liabilities, current	$3,004
Lease liabilities, noncurrent	19,621
Total lease liabilities	$22,625

In addition to the amounts disclosed above, the Company has estimated additional operating lease commitments of $34.7 million for leases where the Company has not yet taken possession of the underlying asset as of March 31, 2022. As such, the related operating lease right-of-use assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of March 31, 2022.

For the three months ended March 31, 2022, the Company’s lease costs consisted of the following:

Three
Months Ended
March 31,
(in thousands)	2022
Operating lease costs[1]
Cost of sales	$361
Selling, general and administrative expenses	673
Variable lease costs
Cost of sales	90
Selling, general and administrative expenses	21
Short-term lease costs	12
$1,157

1Rental expense for all property and equipment operating leases was $0.5 million for the three months ended March 31, 2021.

As of March 31, 2022, the maturities of operating lease liabilities for the years ending December 31, are as follows:

(in thousands)
2022	$3,068
2023	4,605
2024	4,080
2025	3,109
2026	2,686
2027	2,403
Thereafter	8,274
Total undiscounted operating lease payments	28,225
Less: imputed interest	(5,600)
Total discounted operating lease liabilities	$22,625

The following table shows future minimum payments under noncancellable operating leases with initial terms of greater than one year, based on the expected due dates of the various installments as of December 31, 2021, as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, prior to the adoption of ASC 842:

(in thousands)
2022	$3,486
2023	3,515
2024	2,987
2025	2,093
2026	1,767
Thereafter	5,570
$19,418

Other supplemental information, as of March 31, 2022, consisted of the following:

March 31,
(dollars in thousands)	2022
Weighted-average remaining lease term	7.6 years
Weighted-average discount rate	5.71%

Other supplemental cash flow information, for the three months ended March 31, 2022, consisted of the following:

Three
Months Ended
March 31,
(in thousands)	2022
Cash paid for amounts included in measurement of operating lease liabilities	$910
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,008

Lessor Accounting

The Company leases charging equipment, charging stations and other technical installations and subleases properties leased from Site Hosts to third parties under operating leases where EVgo is the lessor. Initial lease terms are generally one to three years with renewal options.

Since the leasing arrangements the Company enters into with lessees are operating leases, the underlying asset is carried at its carrying value as owned and operated systems within property, equipment and software, net, on the condensed consolidated balance sheets and is depreciated to estimated residual value over its expected useful life.

For the three months ended March 31, 2022, the Company’s lease income consisted of the following components:

Three
Months Ended
March 31,
(in thousands)	2022
Operating lease income:
Fixed lease income	$261
Variable lease income	170
Total lease income[1]	$431

1Lease income was $0.4 million for the three months ended March 31, 2021.

As of March 31, 2022, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the fiscal years ending December 31, are as follows:

(in thousands)
2022	$677
2023	480
2024	480
2025	480
2026	240
$2,357

The components of charging equipment and charging stations leased to third parties under operating leases and which are included within the Company’s property, equipment and software, net, are as follows:

March 31,
(in thousands)	2022
Charging station equipment and construction costs	$4,065
Less: accumulated depreciation	(775)
$3,290

Note 6 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of:

	March 31,	December 31,
(in thousands)	2022	2021
Construction in process	$58,663	$39,116
Charging equipment	8,090	8,611
Charging station equipment	49,211	42,799
Charging station installation costs	75,195	63,932
Software	6,137	5,295
Office equipment and vehicles	1,051	846
	198,347	160,599
Less accumulated depreciation and amortization	(32,213)	(27,317)
Total property, equipment and software, net	$166,134	$133,282

Depreciation and amortization expense consisted of the following for the periods presented:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Cost of sales
Depreciation of property and equipment	$4,618	$3,243
Amortization of capital-build liability	(1,164)	(796)
General and administrative expenses
Depreciation of property and equipment	63	34
Amortization of software	461	—
	$3,978	$2,481

Note 7 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of:

	March 31, 2022
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Trade name	$5,000	$(614)	$4,386	14.4 years
Host relationships	41,500	(7,642)	33,858	9.9 years
Customer relationships	19,000	(9,027)	9,973	2.6 years
Developed technology	14,000	(1,898)	12,102	12.4 years
User base	11,000	(1,996)	9,004	3.4 years
	$90,500	$(21,177)	$69,323

Amortization of intangible assets was $2.9 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.

Note 8 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Accretion expense was $0.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Asset retirement obligation activity for the three months ended March 31, 2022 was as follows:

March 31,
(in thousands)	2022
Beginning balance	$12,833
Liabilities incurred	1,001
Accretion expense	459
Liabilities settled	(219)
Ending balance	$14,074

Note 9 – Commitments and Contingencies

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

The contract is accounted for under ASC 606, which includes performance obligations related to memberships, charging credits and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606. Nissan has the right to terminate the Nissan 2.0 Agreement, without penalty or obligation of any kind, upon 30 days’ written notice if it is unable to secure funding to make payments required under the Nissan 2.0 Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. As of March 31, 2022, Nissan has fulfilled its annual payment obligations under the Nissan 2.0 Agreement. If Nissan terminates the Nissan 2.0 Agreement due to a lack of funding, EVgo will still be required to perform the following: (i) meet charger installation milestones through the date of termination; (ii) provide an aggregate of $1.6 million in joint marketing activities and (iii) provide $4.8 million worth of charging credits that shall continue to be administered.

Pursuant to the Nissan 2.0 Agreement, as modified by the aforementioned extension and other amendments, EVgo is required to install an aggregate of 210 chargers by February 29, 2024 at a number of sites to be mutually agreed upon during each Build Schedule. Pursuant to the current Build Schedule, EVgo is required to install 58 chargers by August 31, 2022. If the Company fails to meet future Build Schedule obligations, Nissan may invoke a penalty of up to $35,000 per delayed site beyond a designated cure period, up to 56 sites, which would result in an adjustment to the consideration received for the Company’s performance obligations under the Nissan 2.0 Agreement.

General Motors Agreement

On July 20, 2020, EVgo entered into a five-year contract (the “GM Agreement”) with General Motors (“GM”) to build 2,750 fast chargers that EVgo will own and operate as part of the Company’s public network. On November 2, 2021, EVgo entered into an amendment agreement with GM in order to adjust stall installation targets and expand the overall number of chargers to be installed to 3,250 fast chargers. EVgo believes this agreement will serve to accelerate the Company’s development plans and enhance customer acquisition and brand equity among retail drivers. Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on chargers installed.

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

As of March 31, 2022, there were approximately 2,600 stalls that had been approved by GM, of which approximately 2,100 stalls were already in the active engineering and construction development pipeline. As of March 31, 2022, EVgo had 13 stalls left to install in order to meet its charger-installation milestone. EVgo is required to open to the public 363 additional stalls by June 30, 2022, or GM will have the right, if it so chooses, to send EVgo a stall count breach notice, which would trigger a cure period through September 30, 2022. EVgo may not meet the charger-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection resulting from COVID-19 and supply chain disruptions in business operations across the utility, engineering and permitting chain, as well as industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals between utilities and landowners of sites where charger stations will be located.

Legal Proceedings

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes or employment, health and safety matters. Although the outcome of any potential future litigation is uncertain, the Company believes it has adequate insurance coverage in the event of any future litigation or disputes. Although the Company is not currently facing any material pending or threatened litigation, future events or circumstances, currently unknown to management, may potentially have a material effect on its financial position, liquidity or results of operations in any future reporting period.

Note 10 – Related Party Transactions

Receivable from Related Party

As of December 31, 2021, the Company had a $1.5 million receivable from EVgo Holdings for its indemnification relating to a matter settled between SAF Partners II, LLC and EV Holdings Investments, LLC.

Payables to Related Parties

As of March 31, 2022, the Company owed $25,000 for tax refunds received on behalf of EVgo Holdings and EVgo Management Holdings, LLC.

Note Payable, Related Party

On January 16, 2020, EVgo Services entered into the Secured Demand Grid Promissory Note (“Demand Note”) with EVgo Holdings whereby EVgo Services funded the operations of EVgo Holdco with loans upon request at an interest rate of the Federal Reserve discount rate plus 7.0% (compounded annually) with a maturity date of January 16, 2027. The

Demand Note was secured by the assets of EVgo Holdco and did not have a stated credit limit. For the three months ended March 31, 2022, the Company incurred no interest expense while interest expense incurred was $0.9 million for the three months ended March 31, 2021. On July 1, 2021, the outstanding balance of the Demand Note (including accrued interest of $1.9 million) of $59.6 million was converted to equity of EVgo Services, which was contributed by EVgo Holdings to EVgo Holdco immediately thereafter in connection with the CRIS Business Combination.

Consulting Services

LS Power Equity Advisors, LLC provides consulting and corporate development services to the Company from time to time. There were no such services rendered during the three months ended March 31, 2022. The Company recorded $0.7 million for consulting and corporate development services rendered by LS Power Equity Advisors, LLC to general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2021.

Low Carbon Fuel Standards

The Company may enter into agreements to facilitate the purchase and sale of California Low Carbon Fuel Standard Credits (“LCFS”) with a subsidiary of LS Power at prevailing market prices. For the three months ended March 31, 2022, the Company recognized no regulatory credit income through the LCFS trading program with LS Power’s subsidiary. For the three months ended March 31, 2021, the Company recognized $0.6 million of such regulatory credit income, which is included in revenue from related party in the condensed consolidated statement of operations.

Note 11 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of March 31, 2022:

		March 31,
(in thousands)	Level	2022
Earnout liability	3	$7,475
Warrant liability – Public Warrants	1	$58,449
Warrant liability – Private Placement Warrants	3	$12,885

The warrants are accounted for as liabilities in accordance with ASC 815 and are presented as warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of operations. The Private Placement Warrants were valued using a Monte Carlo simulation methodology. The close price of the Public Warrants price was used as the fair value as of each relevant date (see Note 12).

As of March 31, 2022 and December 31, 2021, the carrying values of certain accounts such as accounts receivable, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2022 or December 31, 2021.

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

	Private Warrant	Earnout
(in thousands)	Liability	Liability
Fair value as of December 31, 2021	$8,847	$5,211
Change in fair value of liability	4,038	2,264
Fair value as of March 31, 2022	$12,885	$7,475

Note 12 – Warrant Liability

Assumptions used in the valuation of the Private Placement Warrant liability are as follows:

March 31,
2022
Stock price	$12.86
Risk-free interest rate	2.43%
Expected term	4.3 years
Expected volatility	75%
Dividend rate	—%
Exercise price	$11.50

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022.

Note 13 – Earnout Liability

The estimated fair value of the 1,437,500 shares of Class A common stock held by the Company’s initial stockholders that are subject to potential forfeiture (the “Earnout Shares”) issued and outstanding at the closing of the CRIS Business Combination on the CRIS Close Date was $18.3 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earnout period between the CRIS Close Date and the five-year anniversary of the CRIS Close Date using the most reliable information available. On July 2, 2021, the volume-weighted average price (“VWAP”) of shares of Class A common stock equaled or exceeded $12.50 for 20 trading days within a 30-trading day period within five years of the CRIS Close Date and, as a result, 718,750 Earnout Shares valued at $10.9 million were deemed to be earned and reclassified into equity on that date. The estimated fair value of the earnout liability related to the 718,750 Earnout Shares subject to a VWAP of $15.00 (the “$15.00 Triggering Event”) originally valued at $8.8 million was remeasured to $5.2 million as of December 31, 2021 and to $7.5 million as of March 31, 2022. The change in fair value of the earnout liability resulted in a loss of $2.3 million recognized in the condensed consolidated statement of operations for the three months ended March 31, 2022 (see Note 11).

Assumptions used in the valuation of the earnout liability are as follows:

March 31,
2022
Stock price	$12.86
Expected volatility	75%
Risk-free interest rate	2.43%
Expected term (years)	1.9 years
Dividend rate	—%

Note 14 – Income Taxes

The Company’s provision for income taxes consists primarily of income taxes, in federal and state jurisdictions where EVgo OpCo and its subsidiaries conduct business, that are incurred by the Company as a result of the Company’s ownership interest in EVgo OpCo. For the three months ended March 31, 2022 and 2021, the Company’s provision for income taxes and effective tax rate were deemed to be de minimis. Prior to July 1, 2021, EVgo Holdco and its subsidiaries were not taxable entities for U.S. federal income tax purposes or for any of the states in which such entities operated. On July 1, 2021, pursuant to the CRIS Business Combination, the Company acquired an interest in EVgo Holdco and its subsidiaries through EVgo OpCo, and the Company’s allocable share of EVgo OpCo’s income became subject to U.S. federal and state income taxes in jurisdictions in which EVgo OpCo and its subsidiaries operate.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance against its net deferred tax assets as of March 31, 2022 and December 31, 2021.

In addition, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2021.

Note 15 – Tax Receivable Agreement

In connection with the CRIS Business Combination, EVgo entered into the Tax Receivable Agreement with EVgo Holdings (along with permitted assigns, the “TRA Holders”) and LS Power Equity Advisors, LLC, as agent. The Tax Receivable Agreement generally provides for payment by the Company, Thunder Sub or any of their subsidiaries (other than EVgo OpCo and its subsidiaries) (the “Company Group”) to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company Group actually realizes or is deemed to realize in certain circumstances after the CRIS Business Combination as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of the TRA Holders’ EVgo OpCo Units pursuant to the CRIS Business Combination or the exercise of the redemption or call rights set forth in the EVgo OpCo A&R LLC Agreement and (ii) imputed interest deemed to be paid by the Company Group as a result of, and additional tax basis arising from, any payments the Company Group makes under the Tax Receivable Agreement. The Company Group will retain the benefit of any remaining net cash savings. If the Company Group elects to terminate the Tax Receivable Agreement early (or it is terminated early due to the Company Group’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), the Company Group is required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any EVgo OpCo Units (other than those held by the Company Group) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date).

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. As of March 31, 2022 and December 31, 2021, no transactions have occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 16 – Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022:

Three Months Ended
March 31,
(in thousands, except per share data)	2022
Numerator
Net loss	$(55,266)
Less: net loss attributable to redeemable noncontrolling interest	(40,867)
Net loss attributable to Class A common stockholders	(14,399)
Less: net loss attributable to participating securities	(151)
Net loss attributable to Class A common stockholders, basic and diluted	$(14,248)

Denominator
Weighted average common stock outstanding	68,742
Less: weighted average unvested Earnout Shares outstanding	(719)
Weighted average common stock outstanding, basic and diluted	68,023

Net loss per share – basic and diluted	$(0.21)

Prior to the consummation of the CRIS Business Combination, EVgo OpCo was wholly owned by EVgo Holdings. In connection with the CRIS Business Combination, EVgo Holdings contributed all of the equity interests in EVgo Holdco to EVgo OpCo in exchange for 195,800,000 EVgo OpCo Units, the Company contributed all of its assets and 195,800,000 shares of Class B common stock to Thunder Sub, Thunder Sub transferred 195,800,000 shares of Class B common stock and the right to enter into the Tax Receivable Agreement to EVgo Holdings, and Thunder Sub contributed all of its remaining assets to EVgo OpCo in exchange for EVgo OpCo Units equal to the number of shares of Class A common stock outstanding. The shares of Class B common stock owned by EVgo Holdings have been evaluated and are excluded from net income per share calculations as they do not participate in earnings or loss of the Company. Therefore, retrospective application of the conversion of these ownership interests into shares of Class B common stock would not result in an appropriate or meaningful presentation of earnings (loss) per common share (“EPS”). Therefore, the EPS information presented only relates to the periods subsequent to the consummation of the CRIS Business Combination on July 1, 2021 and has not been presented for the three months ended March 31, 2021.

The Company’s potentially dilutive securities consist of the Company’s Public Warrants, Private Placement Warrants, restricted stock units and unvested Earnout Shares. For the period in which EPS is presented, the following securities were excluded from the computation of diluted EPS since their impact would have been antidilutive as of March 31, 2022:

(in thousands)	March 31, 2022
Public Warrants	14,949
Private Placement Warrants	3,149
Restricted stock units	1,781
19,879

Additionally, 718,750 unvested Earnout Shares (participating securities, as noted above) were excluded from the computation of diluted EPS since their vesting threshold (i.e., the $15.00 Triggering Event) had not yet been met as of March 31, 2022.

Note 17 – Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Cost of sales	$11	$3
General and administrative	3,495	477
Total share-based compensation expense	$3,506	$480

Note 18 – Redeemable Noncontrolling Interest

As of March 31, 2022, EVgo Holdings owns 195,800,000 EVgo OpCo Units, representing a 73.9% economic ownership interest in EVgo OpCo, and a corresponding number of shares of Class B common stock, representing a 73.9% voting interest in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement.

The EVgo OpCo Units held by EVgo Holdings have been classified as a redeemable noncontrolling interest in the Company. The cash redemption feature of the EVgo OpCo Units, together with a corresponding number of shares of Class B common stock, at the option of EVgo OpCo is considered outside of the control of the Company. Therefore, in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the EVgo OpCo Units are classified as temporary equity in the Company’s condensed consolidated balance sheets.

The redeemable noncontrolling interest held by EVgo Holdings in EVgo OpCo, through its ownership of EVgo OpCo Units, was initially measured at its carrying amount on the CRIS Close Date. Net income or loss is attributed to the redeemable noncontrolling interest during each reporting period based on its ownership percentage, as appropriate. Subsequent to that, the redeemable noncontrolling interest is measured at its fair value (i.e., based on the Class A common stock price) at the end of each reporting period, with the remeasurement amount being no less than the initial carrying amount, as adjusted for the redeemable noncontrolling interest’s share of net income or loss. The offset of any fair value adjustment is recorded to equity, with no impact to net income or loss.

The table below presents the reconciliation of changes in redeemable noncontrolling interest for the three months ended March 31, 2022:

(in thousands)
Balance as of December 31, 2021	$1,946,252
Net income attributable to redeemable noncontrolling interest for the period	(40,867)
Equity-based compensation attributable to redeemable noncontrolling interest during the period	507
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	612,096
Balance as of March 31, 2022	$2,517,988

Note 19 – Subsequent Events

Restricted Stock Units

In April 2022, the Company granted 2,004,459 restricted stock units to employees and members of the Board of Directors under the EVgo Inc. 2021 Long Term Incentive Plan. The fair value of the restricted stock units awarded was $25.3 million, which was estimated on the dates of grant based on the fair value of the Company’s Class A common stock, using similar methods and assumptions as those previously disclosed by the Company. Each award will vest based on continued service, which is generally over a period of three years. The grant date fair value of the awards will be recognized as share-based compensation expense over the requisite service periods.

Stock Options

On April 1, 2022, the Company granted stock options covering 375,428 underlying shares of Class A common stock to employees with a fair value of approximately $3.3 million, which was estimated using the Black-Scholes option pricing model. The options vest over a three-year period and have a term of 10 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and related notes thereto as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report. Factors which could cause such differences are discussed therein.

Overview

EVgo owns and operates the U.S.’ largest public DC fast charging network and the first to be powered by 100% renewable electricity. Founded in 2010 and a key leader in fast charging, EVgo’s network of charging stations provides EV charging infrastructure to consumers and businesses. With a rapid rise in electrification expected over the next two decades, EVgo offers the essential infrastructure technology and services required to help the world transition to a cleaner, more sustainable future.

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

Specifically, revenue is earned through the following streams:

●	Charging Revenue, Retail: EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers, and drivers have the choice to charge as members (with monthly fees and reduced per minute or kWh pricing), through a subscription service or as non-members. Drivers locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system or third-party databases that license charger-location information from EVgo. EVgo installs its chargers in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide EV charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, hotels, offices, medical complexes, airports and convenience stores. EVgo believes its offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view EV charging capabilities as essential to attract tenants, employees, customers and visitors, and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through EVgo’s owner and/or operator model, as EVgo is responsible for the installation and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn additional revenue from license payments made by the Company in exchange for use of the site. EVgo also incorporates flexible ownership models through EVgo eXtendTM, which helps Site Hosts invest in and build EV charging stations for their customers.
●	Charging Revenue, OEM: EVgo is a key leader in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network, to expand EVgo’s network of owned DCFCs and to provide other related services. Other related services currently provided to OEMs by EVgo include co-marketing, data services and digital application services. EVgo views its OEM relationships as a core customer acquisition channel.

●	Charging Revenue, Commercial: High volume fleet customers, such as transportation network companies (“TNCs”) or delivery services, can access EVgo’s charging infrastructure through EVgo’s public network. Pricing for charging services is most often negotiated directly between EVgo and the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with, and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. Access to EVgo’s public network allows fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals without needing to directly invest capital in charging infrastructure or incur operating costs associated with charging equipment.

In addition to offering access to its public network, EVgo offers dedicated charging solutions to fleets. As part of this offering, EVgo typically builds, owns, and operates charging infrastructure for the exclusive use of a dedicated customer and is currently offering flexible ownership models, such as its charging as a service (“ChaaS”) offering. EVgo’s dedicated and ChaaS offerings provide a value proposition for fleets who might otherwise feel compelled to procure, install and manage their own electric vehicle supply equipment (“EVSE”). EVgo offers a variety of pricing models for its dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments to EVgo for provision of its services. ChaaS and dedicated charging allow for tailored fleet charging solutions without requiring fleets to directly incur capital expenditures or operating and management costs related to charging EVs. Together, EVgo’s dedicated charging solutions and public fleet charging services provide fleets with a more robust and flexible charging solution.

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

The COVID-19 pandemic impacted EVgo’s operations through reduced network throughput, construction delays and supply chain and shipping constraints. EVgo also experienced delays in its Site Host negotiations as they devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments, EVgo is required to adhere to a construction schedule over specific timeframes. Those timelines were impacted due to delays associated with COVID-19, and it is possible that the ongoing pandemic could continue to impact these timelines in the future.

How COVID-19 will affect EVgo’s future business results is unclear. While the disruption is expected to be temporary, there is considerable uncertainty around the duration and magnitude of this disruption. Development and commissioning lead times may be extended as a result of the measures taken by the state and local governments to mitigate the spread of COVID-19. The further extent of the financial impact and duration cannot be reasonably estimated at this time.

Government EV Initiatives

In order to encourage the use of EVs, the U.S. federal government as well as state and local governments offer a variety of incentives and rebates. In November 2021, Congress passed and the President signed the Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Law. Among other provisions, this legislation included up to $7.5 billion in funding for electric vehicle charging infrastructure through the Department of Transportation. The U.S. federal government offers a tax credit for qualified plug-in EVs; the minimum credit is $2,500, and the maximum credit is $7,500, depending on vehicle weight and battery capacity. These credits will begin to phase out when the vehicle manufacturer reaches certain production levels, and such credit has already been completely phased out for EVs manufactured by GM and Tesla, Inc. (“Tesla”), but legislation under consideration in Congress, if enacted as currently proposed, would alleviate the manufacturer cap and expand the credit both for used and new electric vehicles. States including California, Colorado, Delaware, Massachusetts, New Jersey and New York also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. EVs are also gaining momentum in the Midwest, and soon states like Illinois will also begin to offer vehicle and EVSE incentives.

Demand for EVs has also been encouraged by regulatory developments and changes in consumer habits. Several states — including California, Oregon, New Jersey, New York, Maryland and Massachusetts — have adopted or proposed mandates for EVs with the goal of more than 8.0 million EVs on the road by 2030. In September 2020, California Governor Gavin Newsom issued an executive order, announcing a target for all in-state sales of new passenger cars and trucks to be zero-emission by 2035. And, in January 2022, Governor Newsom introduced a $10 billion zero-emission vehicle package to accelerate this transition. Additionally, California has enacted its Clean Miles Standard aiming to reduce greenhouse gas emissions from TNCs, such as rideshare vehicles, through electrification and other means. In 2021, California also approved the Advanced Clean Truck Rule (“ACT rule”), a regulation that requires an increasing percentage of medium- and heavy-duty trucks sold in the state to be zero emissions. Washington, New York, New Jersey, Massachusetts and Oregon have also adopted the ACT rule.

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

Revenue From Related Party

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

Operating Profit (Loss) and Operating Margin

 Operating profit (loss) consists of EVgo’s gross profit or loss less general and administrative expenses, transaction bonus expense, and depreciation, amortization, and accretion in operating expenses. Operating margin is operating loss as a percentage of revenue.

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

Other Income, Net

Other income, net, consists primarily of unrealized gains and losses on marketable securities.

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

Key Performance Indicators

EVgo management uses several performance metrics to manage the business and evaluate financial and operating performance. EVgo considers the following indicators to be of critical importance:

Network Throughput

Network throughput represents the total amount of GWh that was consumed by EVs using chargers and charging stations on EVgo’s network. EVgo typically monitors GWh sales by business line, customer, and customer class. EVgo believes monitoring of component trends and contributions is the appropriate way to monitor and measure business-related health.

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

	March 31,	March 31,
	2022	2021
Network throughput (GWh) for the three months ended	8.0	4.1
Number of DC stalls on EVgo network as of	1,772	1,449

Factors Affecting EVgo’s Operating Results

EVgo believes its performance and future success depend on several factors, including those discussed below and in “Part II, Item 1A., Risk Factors.”

EV Sales

EVgo’s revenue growth is directly tied to the adoption and continued acceptance and usage of passenger and commercial EVs sold, which it believes drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Additionally, as demand increases, the supply must keep pace for adoption to continue to accelerate at a rapid pace. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain disruptions including but not limited to availability of certain components (e.g. semiconductors), ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; availability of batteries, and battery materials; availability, cost and desirability of other alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy gasoline and diesel-powered vehicles; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, EVgo’s operating results may be adversely affected.

Electrification of Fleets

EVgo faces competition in the emerging fleet electrification segment, including from certain fleet customers who may opt to install and own the charging equipment on their property, but believes its unique set of offerings to fleets and existing charging network position EVgo advantageously to win business from fleets. Fleet owners are generally more sensitive to the total cost of ownership of a vehicle than private-vehicle owners. As such, electrification of vehicle fleets may occur more slowly or more rapidly than management forecasts based on the cost to purchase, operate and maintain EVs and the general availability of such vehicles relative to those of legacy internal combustion engine vehicles. EVgo’s, and other competitors’, ability to offer competitive charging services and value-added ancillary services may impact the cadence at which fleets electrify and may impact EVgo’s ability to capture market share in fleets. Additionally, federal, state and local government support and regulations directed at fleets (or lack thereof) may accelerate or delay fleet electrification and increase or reduce EVgo’s business opportunity. EVgo’s management is currently monitoring several key rules that may encourage fleet electrification, including California’s ACT rule and the implementation of California’s Clean Miles Standard, as well as similar proposals in other zero emission vehicle states and potential action at the federal level.

Competition

The EV charging industry is increasingly competitive. The principal competitive factors in the industry include charger count, locations and accessibility; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; software-enabled services offering and overall customer experience; operator brand, track record and reputation; and access to equipment vendors, service providers, policy incentives and pricing. Existing competitors may expand their product offerings and sales strategies, new competitors may enter the market and certain fleet customers may choose to install and operate their own charging infrastructure. If EVgo’s market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Government Mandates, Incentives and Programs

The U.S. federal government, some state and local governments, and certain utilities provide incentives to end-users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, grants and other financial incentives. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations. For example, EVgo has historically benefitted from the availability of federal tax credits under Section 30C of the Code. The credits under Section 30C of the Code expired on December 31, 2021, and thus, are not available going forward for EV charging stations placed in service after such date unless such credits are extended retroactively. Current legislation proposals include an extension of the credits under Section 30C of the Code as of and after December 31, 2021. In addition, in November 2021, Congress passed and the President signed the Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Law, which included up to $7.5 billion in funding for electric vehicle charging infrastructure through the Department of Transportation. The U.S. federal government offers a tax credit for qualified plug-in EVs; the minimum credit is $2,500 and the maximum credit is $7,500, depending on vehicle weight and battery capacity. These credits will begin to phase out when the vehicle manufacturer reaches certain production levels, and such credit has already been completely phased out for EVs manufactured by GM and Tesla, but legislation under consideration in Congress, if enacted as currently proposed, would alleviate the manufacturer cap and expand the credit both for used and new electric vehicles. Various states also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases and have adopted or proposed mandates for EVs as well as mandates that aim to reduce greenhouse gas emissions through electrification such as California’s Clean Miles Standard and the ACT rule.

There can be no assurance that any of these programs will have sufficient availability or be extended, or if extended, that such extension will be effective retroactively or that these programs will not be otherwise reduced. Any reduction in rebates, tax credits, grants or other financial incentives could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there is no assurance EVgo will have the necessary tax attributes to utilize any such credits and may not be able to monetize them given the nascent state of the market for such credits or be able to monetize such credits on favorable terms. New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of EVgo’s stations. Furthermore, future tariffs and policy incentives may favor equipment manufactured or assembled at American factories, which may or may not put EVgo’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or eliminating EVgo’s ability to apply or qualify for grants and other government incentives, or by disqualifying EVgo from the ability to compete for certain charging infrastructure buildout solicitations and programs, including those initiated by federal government agencies.

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

Sale of Regulatory Credits

EVgo derives revenue from selling regulatory credits earned for participating in low carbon fuel standard programs, or other similar carbon or emissions trading schemes, in various states and jurisdictions in the U.S. EVgo currently sells these credits at market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and are difficult to predict. Price fluctuations in credits may have a material effect on future earnings. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, EVgo’s ability to generate this revenue in the future would be adversely impacted. In addition to current programs, EVgo’s management is currently monitoring proposed programs in Colorado, New York, Massachusetts, Washington, New Mexico and several other states, along with a potential federal program, as potential future revenue streams.

Results of Operations

Three Months Ended March 31, 2022 and 2021

The table below presents EVgo’s results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$7,700	$3,569	$4,131	116%
Revenue from related party	—	561	(561)	(100)%
Total revenue	7,700	4,130	3,570	86%
Cost of revenue	(4,846)	(3,361)	(1,485)	44%
Depreciation and amortization	(3,454)	(2,447)	(1,007)	41%
Gross loss	(600)	(1,678)	1,078	64%
General and administrative	25,428	12,004	13,424	112%
Depreciation, amortization, and accretion	3,887	2,510	1,377	55%
Operating loss	(29,915)	(16,192)	(13,723)	(85)%
Interest expense, related party	—	(876)	876	100%
Interest income	55	0	55
Other (expense) income, net	(263)	458	(721)	(157)%
Change in fair value of earnout liability	(2,264)	—	(2,264)
Change in fair value of warrant liability	(22,874)	—	(22,874)
Loss before income tax expense	(55,261)	(16,610)	(38,651)	(233)%
Income tax expense	(5)	(0)	(5)
Net loss	(55,266)	(16,610)	(38,656)	(233)%
Less: net loss attributable to redeemable noncontrolling interest	(40,867)	(16,610)	(24,257)	(146)%
Net loss attributable to Class A common stockholders	$(14,399)	$—	$(14,399)

Gross margin	(7.8)%	(40.6)%
Operating margin	(388.5)%	(392.1)%
Network throughput (GWh)	8.0	4.1
Number of DC stalls	1,772	1,449

The table below presents EVgo’s revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue
Charging revenue, retail	$3,502	$1,803	$1,699	94%
Charging revenue, OEM	151	332	(181)	(55)%
Charging revenue, commercial	709	491	218	44%
Network revenue, OEM	490	532	(42)	(8)%
Ancillary revenue	1,470	403	1,067	265%
Regulatory credit sales	1,378	569	809	142%
Total revenue	$7,700	$4,130	$3,570	86%

Total revenue for the three months ended March 31, 2022 increased $3.6 million, or 86%, to $7.7 million compared to $4.1 million for the year ended March 31, 2021. As further discussed below, the increase in revenue during the three months ended March 31, 2022 was primarily due to a 94% increase in retail charging revenue as well as a 265% increase in ancillary revenue.

Charging Revenue, Retail

Charging revenue, retail, for the three months ended March 31, 2022 increased $1.7 million, or 94%, to $3.5 million compared to $1.8 million for the three months ended March 31, 2021. Period-over-period growth was due to an overall increase in usage and subscription fees driven primarily by a growing number of customers and increased charging volume as well as the ongoing recovery from COVID-19.

Charging Revenue, OEM

Charging revenue, OEM, for the three months ended March 31, 2022 decreased $0.2 million, or 55%, to $0.2 million compared to $0.3 million for the three months ended March 31, 2021. The decrease was primarily due to the expiration of the first Nissan Agreement, in which EVgo partnered with Nissan to provide charging services for Nissan EVs.

Charging Revenue, Commercial

Charging revenue, commercial, for the three months ended March 31, 2022 increased $0.2 million, or 44%, to $0.7 million compared to $0.5 million for the three months ended March 31, 2021. The increase was attributable to new fleet contracts that became effective following the three months ended March 31, 2021, increased charging volume by EVgo’s public fleet customers as well as the ongoing recovery from COVID-19.

Network Revenue, OEM

Network revenue, OEM, for the three months ended March 31, 2022 stayed flat at $0.5 million compared to the three months ended March 31, 2021 as there were no material changes to agreements with OEMs related to marketing activities, memberships fees and the breakage of prepaid charging credits.

Ancillary Revenue

Ancillary revenue for the three months ended March 31, 2022 increased $1.1 million, or 265%, to $1.5 million compared to $0.4 million for the three months ended March 31, 2021 ended. The increase was primarily due to the acquisition of PlugShare and subsequent inclusion of PlugShare’s revenues in ancillary revenue as well as an increase in other revenue including equipment sales.

Regulatory Credit Sales

Regulatory credits for the three months ended March 31, 2022 increased $0.8 million, or 142%, to $1.4 million compared to $0.6 million for the three months ended March 31, 2021. The period-over-period increase was primarily due to a new contract with a buyer who will purchase all of EVgo’s regulatory credits on an ongoing basis and, to a lesser degree, higher network throughput during the prior periods in which the regulatory credits were generated – July 2021 to September 2021 and July 2020 to September 2020, respectively, resulting in more regulatory credits that were available for sale. Network throughput generated during the period from July 2020 to September 2020 was impacted by COVID-19 more compared to network throughput generated during the period from July 2021 to September 2021.

Cost of Sales

Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately Below)

Cost of revenue for the three months ended March 31, 2022 increased $1.5 million, or 44%, to $4.8 million compared to $3.4 million for the three months ended March 31, 2021. The increase in cost of revenues was due to an increase of $0.8 million in non-energy costs due to an increased stall count and $0.7 million in increased energy and other variable costs due to increased throughput.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2022 increased $1.0 million, or 41%, to $3.5 million compared to $2.4 million for the three months ended March 31, 2021 due to growth in EVgo’s asset base.

Gross Loss and Gross Margin

Gross loss for the three months ended March 31, 2022 improved $1.1 million, or 64%, to $0.6 million compared to $1.7 million for the three months ended March 31, 2021. Gross margin for the three months ended March 31, 2022 improved 33% to negative 7.8% compared to negative 40.6% for the three months ended March 31, 2021 due to the improved leveraging of both energy and non-energy related costs due to higher revenue, as well as improved ancillary margin and higher regulatory credit sales.

Operating Expenses

General and Administrative

General and administrative costs for the three months ended March 31, 2022 increased $13.4 million, or 112%, to $25.4 million compared to $12.0 million for the three months ended March 31, 2021. The difference was driven by $1.6 million increase in insurance expenses, $1.6 million increase in software expenses, $0.7 million in legal service expenses, $0.3 million increase in professional services, $0.3 million increase in rent expense for non-operational sites, as well as $8.3 million due to increased payroll expenses driven by higher headcount and higher share-based compensation.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expenses increased by $1.4 million, or 55%, and was $3.9 million and $2.5 million for the three months ended March 31, 2022 and 2021. The increase was primarily due to higher asset retirement obligation accretion and non-site related depreciation.

Operating Loss and Operating Margin

During the three months ended March 31, 2022, EVgo had an operating loss of $29.9 million, an increase of $13.7 million, or 84.8%, compared to $16.2 million for the three months ended March 31, 2021. Operating margin for the three months ended March 31, 2022 improved to negative 388.5% compared to negative 392.1% for the three months ended March 31, 2021. The increase in operating loss period-over-period was primarily due to an increase in general and administrative expenses, partially offset by the improvement in gross margin. While operating loss increased, operating margin improved as a result of better leverage of costs.

Interest Expense, Related Party

Interest expense for the three months ended March 31, 2022 decreased $0.9 million, or 100%, to $0 compared to $0.9 million for the three months ended March 31, 2021. The decrease was related to conversion of the borrowings under the LS Power Note to equity on the CRIS Close Date.

Other (Expense) Income, Net

Other (expense) income, net, for the three months ended March 31, 2022 decreased $0.7 million, or 157%, to other expense, net, of $0.3 million compared to other income, net, of $0.5 million for the three months ended March 31, 2021. The decrease was primarily due to the decrease in unrealized gain on marketable securities.

Changes in Fair Values of Warrant and Earnout Liabilities

The change in the fair values of the warrant and earnout liabilities were due to the liabilities that were assumed in connection with the CRIS Business Combination. For the three months ended March 31, 2022, there was a $25.1 million loss primarily due to a change in the fair values of the liabilities during the first quarter of 2022.

Income Taxes

For the three months ended March 31, 2022 and 2021, EVgo’s provision for income taxes and effective tax rates were deemed to be de minimis as the current income tax benefit was offset by the change in the valuation allowance.

Net Loss

Net loss for the three months ended March 31, 2022 was $55.3 million, a $38.7 million, or 233%, increase compared to $16.6 million for the three months ended March 31, 2021. The increased loss was primarily due to the increased general and administrative expenses incurred to support growth; the depreciation, amortization and accretion expenses incurred due to an increased number of chargers in EVgo’s network and the PlugShare acquisition, as well as the reduction of other expense, net, driven by a $25.1 million change in the fair value of the warrant and earnout liabilities.

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

Adjusted Cost of Sales, Adjusted Gross Profit (Loss), Adjusted Gross Margin, EBITDA and Adjusted EBITDA. EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation and amortization, (ii) share-based compensation, and (iii) OEM reimbursement. Adjusted Gross Profit (Loss) is defined as revenues less Adjusted Cost of Sales. Adjusted Gross Margin is defined as Adjusted Gross Profit (Loss) as a percentage of revenues. EVgo defines EBITDA as net income (loss) before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. EVgo defines Adjusted EBITDA as EBITDA plus (i) share-based compensation expense, (ii) loss on disposal of assets and (iii) other unusual or nonrecurring income (expenses) such as bad debt expense.

The following is a reconciliation of adjusted cost of sales and adjusted gross profit for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Total revenue	$7,700	$4,130

Cost of sales	8,300	5,808
Less: Depreciation and amortization	(3,454)	(2,447)
Less: Share-based compensation and other	(2)	6
Adjusted cost of sales	$4,844	$3,367

Adjusted gross profit	$2,856	$763

The following is a reconciliation of adjusted gross margin for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Gross margin	(7.8)%	(40.6)%
Less: Depreciation and amortization in cost of sales	44.9	59.1
Less: Share-based compensation and other in cost of sales	0	0
Adjusted gross margin	37.1%	18.5%

During the third quarter of 2021, the Company changed its presentation of certain costs that were included as a component of cost of sales in previous periods. The Company now presents these costs as a component of general and administrative expenses. The following is a reconciliation of the previous and current presentation of cost of sales:

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Cost of sales, under previous method[1]	$10,035	$6,740
Reclassification	(1,735)	(932)
Cost of sales, as reported	$8,300	$5,808
[1]	The three months ended March 31, 2021 is presented as previously reported.

The following unaudited table presents the reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Net loss	$(55,266)	$(16,610)
Adjustments:
Depreciation	3,517	2,481
Amortization	3,365	2,147
Accretion	459	329
Interest income	(55)	0
Interest expense	—	876
State income tax	5	0
EBITDA	(47,975)	(10,777)
Share-based compensation	3,506	480
Loss on disposal of asset	1,010	231
Unrealized loss (gain) on investment	255	(403)
Bad debt expense	116	70
Change in fair value of earnout liability	2,264	—
Change in fair value of warrant liability	22,874	—
Nonrecurring costs	(226)	621
Adjusted EBITDA	$(18,176)	$(9,778)

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

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Receipts
Total revenues	$7,700	$4,130
Change in deferred revenue[1]	(561)	20,553
Total Receipts	$7,139	$24,683
Year-over-year percentage change in total Receipts	(71)%
1	Change in deferred revenue for the three months ended March 31, 2021 includes the first payment received in March 2021 of $20.0 million under one of EVgo’s OEM agreements.

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of March 31, 2022, EVgo had a cash balance of $441.4 million and working capital of $401.5 million. As of December 31, 2021, EVgo had a cash balance of $485.2 million and a working capital of $459.5 million. The Company’s net cash outflow for the three months ended March 31, 2022 was $43.8 million. EVgo believes its cash on hand as of March 31, 2022 is sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

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

Following the consummation of the CRIS Business Combination, the Company Group is obligated to make payments under the Tax Receivable Agreement. The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. However, the Company Group expects that the payments that it will be required to make to TRA Holders in connection with the Tax Receivable Agreement will be substantial. Any payments made by the Company Group to TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to EVgo or EVgo OpCo. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt or other agreements, the EVgo OpCo A&R LLC Agreement will require EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. EVgo generally expects EVgo OpCo to fund such distributions out of available cash. However, except in cases where the Company Group elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control or the Company Group has available cash but fails to make payments when due, generally the Company Group may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest at the rate provided for in the Tax Receivable Agreement, and such interest may significantly exceed the Company Group’s other costs of capital. In certain circumstances (including an early termination of the Tax Receivable Agreement due to a change of control or otherwise), payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration in connection with a change of control, where applicable, EVgo generally expects the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration, which could have a significant impact on EVgo’s ability to consummate a change of control or the proceeds received by EVgo’s stockholders in connection with a change of control. However, the Company Group may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity or financial condition.

Cash Flows

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash flows (used in) provided by operating activities	$(19,831)	$7,780
Cash flows used in investing activities	(28,072)	(7,827)
Cash flows provided by financing activities	4,101	15,728
Net (decrease) increase in cash and restricted cash	$(43,802)	$15,681

Operating Activities. Cash used in operating activities for the three months ended March 31, 2022 was $19.8 million compared to cash provided by operating activities of $7.8 million during the three months ended March 31, 2021. The year-over-year change was primarily due to $21.1 million in cash outflows from deferred revenue and net cash loss of $5.9 million. Offsetting these decreases were $5.5 million of cash inflows related to prepaid expenses and other current and noncurrent assets.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2022 was $28.1 million, relating to purchases of property, equipment and software, which primarily comprised of purchases for construction in process and charging equipment. During the three months ended March 31, 2021, purchases of property and equipment were $7.8 million, comprised of charging equipment and construction in process.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2022 was $4.1 million, primarily comprised of proceeds from capital-build funding. Cash provided by financing activities for three months ended March 31, 2021 was $15.7 million, consisting of proceeds from the related party note payable.

Working Capital. EVgo’s working capital as of March 31, 2022 was $401.5 million, compared to a $459.5 million as of December 31, 2021. During the three months ended March 31, 2022, EVgo’s cash balance decreased by $43.8 million, accounts receivable, capital build, decreased by $1.7 million, prepaid expenses decreased by $2.2 million and intangible assets, net decreased $2.9 million. The decrease in assets was partially offset by the establishment of the right-of-use asset, net of $23.8 million and an increase in the property, equipment and software, net balance of $32.9 million.

Critical Accounting Policies and Estimates

The discussion and analysis of EVgo’s financial condition and results of operations is based upon EVgo’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of EVgo’s financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Managements bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively. The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements as of and for the fiscal years ended December 31, 2021 and 2020, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

There have been no significant changes to EVgo’s critical accounting policies other than the implementation of a comprehensive new lease standard during the three months ended March 31, 2022. See “Part I, Item 1. Financial Statements – Note 5 – Lease Accounting” for further information on EVgo’s accounting policies related to the implementation of the comprehensive new lease standard.

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see “Part I, Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies.”

Internal Control Over Financial Reporting

In connection with the preparation of the audited consolidated financial statements of EVgo Holdco as of and for the year ended December 31, 2019, material weaknesses were identified in the Company’s internal control over financial reporting. Certain of these material weaknesses continued during the three months ended March 31, 2022 and have not yet been fully remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of EVgo’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. See the section titled “Risk Factors—Financial, Tax and Accounting-Related Risks—EVgo has identified material weaknesses in its internal control over financial reporting. If EVgo is unable to remediate these material weaknesses, or if EVgo identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of EVgo’s consolidated financial statements or cause the Company to fail to meet EVgo’s periodic reporting obligations” in the Company’s Annual Report.

Jumpstart Our Business Startups Act of 2012

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

EVgo, with the participation of its chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of the Company’s disclosure controls and procedures, which were not effective at a reasonable assurance level as of March 31, 2022 due to material weaknesses in its internal control over financial reporting described below.

Notwithstanding these material weaknesses, EVgo has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.

Material Weakness Remediation Plan

As previously described in the Company’s Annual Report under the heading “Risk Factors,” EVgo has determined that the Company had material weaknesses in its internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis.

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

As of December 31, 2021, EVgo remediated the material weakness related to the review and approval of journal entries. EVgo is continuing to remediate the remaining material weaknesses as efficiently and effectively as possible, and remediation efforts could continue beyond the fiscal year ending December 31, 2022. At this time, EVgo cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, result in increased costs and place significant demands on the Company’s financial and operational resources.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, EVgo may be a party to legal proceedings or subject to claims arising in the ordinary course of business. EVgo is not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Investing in EVgo’s securities involves risks. Before you make a decision to buy EVgo’s securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm EVgo’s business, financial condition, liquidity and results of operations. As a result, the market price of EVgo’s securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report are not the only risks and uncertainties that EVgo faces. Additional risks and uncertainties not presently known to the Company or that EVgo currently believes to be immaterial may become material and adversely affect EVgo’s business. Factors that could cause EVgo’s actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report.

New climate disclosure rules proposed by the SEC may increase EVgo’s costs of compliance and adversely impact EVgo’s business.

On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. EVgo is currently assessing the rule, but at this time EVgo cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, EVgo could incur increased costs relating to the assessment and disclosure of climate-related risks and costs related to greenhouse gas emissions accounting and disclosures regarding EVgo’s use of renewable energy certificates. EVgo may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

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

10.1†+	Form of Stock Option Agreement adopted pursuant to the EVgo Inc. 2021 Long Term Incentive Plan.
31.1†

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
+	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 13, 2022

EVgo Inc.

By:	/s/ Cathy Zoi
Name:	Cathy Zoi
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Olga Shevorenkova
Name:	Olga Shevorenkova
Title:	Chief Financial Officer
(Principal Financial Officer)