Form 10-Q
period 2022-06-30
EVgo Inc.
filed 2022-08-10
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, there were 69,078,584 shares of the registrant’s Class A common stock, $.0001 par value per share, and 195,800,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains statements that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “may,” “might,” “should,” “could,” “would,” “expect,” “plan,” “possible,” “potential,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	changes adversely affecting EVgo’s business;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or further disruptions in the capital and credit markets;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	competition from existing and new competitors;
●	the growth of the electric vehicle (“EV”) market;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third-party contractors to provide various services;
●	EVgo’s ability to obtain additional capital on commercially reasonable terms;
●	the impact of COVID-19, including COVID-19 related supply chain disruptions and expense increases;
●	safety and environmental requirements that may subject EVgo to unanticipated liabilities;
●	partnerships with Site Hosts (defined below), original equipment manufacturers (“OEMs”), fleet operators and suppliers;
●	general economic or political conditions, including the armed conflict in Ukraine, the impact of continued inflation and the associated changes in monetary policy; and
●	other factors detailed under the section entitled “Part II. Item 1A, Risk Factors” and in EVgo’s periodic filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Assets
Current assets
Cash, restricted cash and cash equivalents	$344,707	$484,881
Short-term investments	27,776	—
Total cash, restricted cash, cash equivalents and short-term investments	372,483	484,881
Accounts receivable, net of allowance of $858,870 and $718,396 as of June 30, 2022 and December 31, 2021, respectively	4,860	2,559
Accounts receivable, capital build	8,923	9,621
Receivable from related party	—	1,500
Prepaid expenses	2,333	6,395
Other current assets	1,295	1,389
Total current assets	389,894	506,345
Property, equipment and software, net	209,089	133,282
Operating lease right-of-use assets	34,433	—
Restricted cash	300	300
Long-term investments	6,797	—
Other assets	2,419	3,115
Intangible assets, net	66,420	72,227
Goodwill	31,052	31,052
Total assets	$740,404	$746,321

Liabilities, redeemable noncontrolling interest and stockholders' deficit
Current liabilities
Accounts payable	$1,716	$2,946
Payables to related parties	24	—
Accrued liabilities	43,426	27,078
Operating lease liabilities, current	3,954	—
Deferred revenue, current	4,681	5,144
Customer deposits	9,482	11,592
Other current liabilities	136	111
Total current liabilities	63,419	46,871
Operating lease liabilities, noncurrent	28,814	—
Earnout liability, at fair value	2,584	5,211
Asset retirement obligations	16,274	12,833
Capital-build liability	25,070	23,169
Deferred revenue, noncurrent	21,600	21,709
Warrant liability, at fair value	22,621	48,461
Other liabilities	—	146
Total liabilities	180,382	158,400

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2022	2021
(in thousands, except share data)	(unaudited)
Redeemable noncontrolling interest	1,176,758	1,946,252

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 68,578,324 and 68,020,630 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of June 30, 2022 and December 31, 2021, respectively	7	7
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 195,800,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	20	20
Additional paid-in capital	6,583	—
Accumulated deficit	(623,299)	(1,358,358)
Accumulated other comprehensive loss	(47)	—
Total stockholders' deficit	(616,736)	(1,358,331)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$740,404	$746,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$9,076	$4,783	$16,776	$8,352
Revenue from related party	—	—	—	562
Total revenue	9,076	4,783	16,776	8,914
Cost of revenue	5,719	3,752	10,565	7,113
Depreciation and amortization	4,101	2,705	7,555	5,152
Cost of sales	9,820	6,457	18,120	12,265
Gross loss	(744)	(1,674)	(1,344)	(3,351)

General and administrative	32,178	13,338	57,606	25,344
Depreciation, amortization and accretion	4,132	2,545	8,019	5,055
Total operating expenses	36,310	15,883	65,625	30,399
Operating loss	(37,054)	(17,557)	(66,969)	(33,750)

Interest expense	(13)	—	(13)	—
Interest expense, related party	—	(1,039)	—	(1,915)
Interest income	636	1	691	1
Other (expense) income, net	(158)	174	(422)	632
Change in fair value of earnout liability	4,891	—	2,627	—
Change in fair value of warrant liability	48,712	—	25,839	—
Total other income (expense), net	54,068	(864)	28,722	(1,282)
Income (loss) before income tax expense	17,014	(18,421)	(38,247)	(35,032)
Income tax expense	(17)	—	(22)	—
Net income (loss)	16,997	(18,421)	(38,269)	(35,032)
Less: net income (loss) attributable to redeemable noncontrolling interest	12,518	(18,421)	(28,349)	(35,032)
Net income (loss) attributable to Class A common stockholders	$4,479	$—	$(9,920)	$—

Net income (loss) per share to Class A common stockholders, basic	$0.06	N/A	$(0.14)	N/A
Net income (loss) per share to Class A common stockholders, diluted	$0.06	N/A	$(0.14)	N/A

Net income (loss)	$16,997	$(18,421)	$(38,269)	$(35,032)
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities	(47)	—	(47)	—
Comprehensive income (loss)	16,950	(18,421)	(38,316)	(35,032)
Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	12,483	(18,421)	(28,384)	(35,032)
Comprehensive income (loss) attributable to Class A common stockholders	$4,467	$—	$(9,932)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ and Member’s Equity (Deficit)

(unaudited)

	For the Six Months Ended June 30, 2022
							Accumulated
					Additional		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	68,021	$7	195,800	$20	$—	$(1,358,358)	$—	$(1,358,331)
Share-based compensation	—	—	—	—	2,999	—	—	2,999
Warrants exercised and release of warrant liability	0	0	—	—	2	—	—	2
Issuance of stock under share-based compensation plans, including income tax effect	248	0	—	—	0	—	—	0
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(3,001)	(609,095)	—	(612,096)
Net loss[1]	—	—	—	—	—	(14,399)	—	(14,399)
Balance, March 31, 2022	68,269	7	195,800	20	—	(1,981,852)	—	(1,981,825)
Share-based compensation	—	—	—	—	6,582	—	—	6,582
Warrants exercised and release of warrant liability	0	0	—	—	1	—	—	1
Issuance of stock under share-based compensation plans, including income tax effect	309	0	—	—	0	—	—	0
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(47)	(47)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	1,354,074	—	1,354,074
Net income[2]	—	—	—	—	—	4,479	—	4,479
Balance, June 30, 2022	68,578	$7	195,800	$20	$6,583	$(623,299)	$(47)	$(616,736)

1 Excludes $40.9 million of net loss attributable to redeemable noncontrolling interest.

2 Excludes $12.5 million of net income attributable to redeemable noncontrolling interest.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ and Member’s Equity (Deficit) (continued)

(unaudited)

	For the Six Months Ended June 30, 2021
			Additional
	LLC Interests		Paid-In	Accumulated	Member's
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020 (as previously reported)	—	$136,348	$929	$(47,790)	$89,487
Retroactive application of recapitalization	195,800	—	—	—	—
Balance, December 31, 2020 (as adjusted)	195,800	136,348	929	(47,790)	89,487
Share-based compensation	—	—	480	—	480
Net loss	—	—	—	(16,610)	(16,610)
Balance, March 31, 2021	195,800	136,348	1,409	(64,400)	73,357
Share-based compensation	—	—	531	—	531
Net loss	—	—	—	(18,421)	(18,421)
Balance, June 30, 2021	195,800	$136,348	$1,940	$(82,821)	$55,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(38,269)	$(35,032)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	15,574	10,207
Net loss on disposal of property and equipment	2,889	347
Share-based compensation	10,548	1,010
Interest expense, related party	—	1,915
Change in fair value of earnout liability	(2,627)	—
Change in fair value of warrant liability	(25,839)	—
Other	474	97
Changes in operating assets and liabilities
Accounts receivable, net	(2,302)	(161)
Receivables from related parties	1,499	—
Prepaid expenses and other current and noncurrent assets	3,735	279
Operating lease assets and liabilities, net	(808)	—
Accounts payable	(100)	(1,339)
Payables to related parties	24	1,419
Accrued liabilities	358	1,285
Deferred revenue	(572)	20,778
Customer deposits	(2,110)	(1,123)
Other current and noncurrent liabilities	(844)	(1,039)
Net cash used in operating activities	(38,370)	(1,357)
Cash flows from investing activities
Purchases of property, equipment and software	(72,291)	(23,341)
Proceeds from insurance for property losses	202	—
Purchases of investments	(34,747)	—
Net cash used in investing activities	(106,836)	(23,341)
Cash flows from financing activities
Proceeds from note payable, related party	—	24,000
Payments on note payable, related party	—	(5,500)
Proceeds from exercise of warrants	3	—
Capital-build funding, net	5,029	1,337
Payment of transaction costs for CRIS Business Combination	—	(1,652)
Net cash provided by financing activities	5,032	18,185
Net decrease in cash, restricted cash and cash equivalents	(140,174)	(6,513)
Cash, restricted cash and cash equivalents, beginning of period	485,181	7,914
Cash, restricted cash and cash equivalents, end of period	$345,007	$1,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Supplemental disclosure of noncash investing and financing activities
Accrued transaction costs	$—	$4,870
Asset retirement obligations incurred	$3,111	$787
Non-cash increase in accounts receivable, capital-build and capital-build liability	$4,330	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$29,510	$9,077
Fair value adjustment to redeemable noncontrolling interest	$741,978	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of Business and Nature of Operations

EVgo owns and operates a public direct current (“DC”) fast charging network in the United States (“U.S.”). EVgo was founded in October 2010 as NRG EV Services, LLC, a Delaware corporation and wholly owned subsidiary of NRG Energy, Inc., an integrated power company based in Houston, Texas. EVgo’s network of charging stations provides EV charging infrastructure to consumers and businesses. Its network is capable of natively charging (i.e., charging without an adaptor) all EV models and charging standards currently available in the U.S. EVgo partners with national and regional chains of grocery stores, automotive OEMs, hotels, shopping centers, gas stations, parking lot operators, local governments and independent property owners in order to locate and deploy its EV charging infrastructure.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The condensed consolidated financial statements are unaudited and prepared in accordance with GAAP for interim financial information, as set by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements include all adjustments considered necessary, in the opinion of management, for a fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of stockholders’ and member’s equity (deficit) and condensed consolidated statements of cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

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

The following is a reconciliation for the respective periods:

		General and
		Administrative
(in thousands)	Cost of Sales	Expenses
For the three months ended June 30, 2022
Computed under previous method	$11,582	$30,416
Change in presentation	(1,762)	1,762
As adjusted	$9,820	$32,178

For the three months ended June 30, 2021
As previously reported	$7,548	$12,247
Change in presentation	(1,091)	1,091
As adjusted	$6,457	$13,338

For the six months ended June 30, 2022
Computed under previous method	$21,617	$54,109
Change in presentation	(3,497)	3,497
As adjusted	$18,120	$57,606

For the six months ended June 30, 2021
As previously reported	$14,288	$23,321
Change in presentation	(2,023)	2,023
As adjusted	$12,265	$25,344

The Company has also made certain other reclassifications to prior period amounts to conform to the current period presentation.

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

The Company had three customers that comprised 44.4% of the Company’s total accounts receivable as of June 30, 2022. The Company had two customers that comprised 32.4% of the Company’s total accounts receivable as of December 31, 2021. For the six months ended June 30, 2022 and 2021, two customers represented 31.9% and one customer represented 15.0% of total revenue, respectively.

For the six months ended June 30, 2022 EVgo had four vendors that provided 84.8% of total charging equipment and services to the Company. For the six months ended June 30, 2021, EVgo had three vendors that provided 71.8% of total charging equipment and services to the Company.

Cash, Restricted Cash and Cash Equivalents

Cash, restricted cash and cash equivalents include cash held in cash depository accounts in major banks in the U.S. and are stated at cost. EVgo considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company holds $4.4 million of investments that are considered cash equivalents as of June 30, 2022. Cash that is held by a major bank and has restrictions on its availability to the Company is classified as restricted cash.

The Company had unused letters of credit of $0.7 million, as of June 30, 2022 and December 31, 2021, associated with the construction of its charging stations and in connection with one of its operating leases. Cash balances collateralizing these letters of credit are considered restricted cash.

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

Investments

Available-for-sale Debt Securities

The Company’s short-term and long-term investments consist primarily of investment-grade debt securities, all of which are classified as available-for-sale. Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses that are considered to be temporary are recorded, net of tax, as a component of accumulated other comprehensive income. EVgo considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. All other investments are classified as long-term. The Company evaluates the available-for-sale securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer and whether the Company has the intent to sell or will more likely than not be required to sell the securities before the securities' anticipated recovery, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales of securities are recorded on a trade-date basis.

EVgo’s investment portfolio primarily includes corporate debt securities, asset backed securities, U.S. government treasury securities, certificates of deposit and commercial paper.

Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 842. ASC 842 requires lessees to report most leases as assets and liabilities on the balance sheet. The Company adopted ASC 842 effective January 1, 2022, using the modified retrospective transition method as allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements, which includes the ability for the Company to recognize the cumulative effect of the adoption being recorded as an adjustment to retained earnings on the adoption date. The Company elected to apply the package of practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. The Company also elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a right-of-use asset or lease liability. As of the adoption date, the Company recorded operating lease right-of-use assets and operating lease liabilities of $19.1 million and $18.4 million, respectively. The difference between the right-of-use assets and lease liabilities was primarily due to existing prepaid and accrued rent balances. There was no impact to opening retained earnings as a result of the Company’s adoption of the guidance. The adoption of this standard for both lessee and lessor accounting did not materially impact the Company’s condensed consolidated statements of cash flows or operating loss in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 5 for additional information.

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

Note 3 – Acquisition

PlugShare LLC

On July 9, 2021, the Company entered into the PlugShare Agreement to acquire 100% of the outstanding common stock of PlugShare (f/k/a Recargo, Inc.). Effective as of December 29, 2021, Recargo Inc., a California corporation, converted into EVgo Recargo, LLC, a California limited liability company. Effective as of March 16, 2022, EVgo Recargo, LLC changed its name to PlugShare LLC. PlugShare operates as a cloud-based data solutions provider in the EV sector and generates revenue through a variety of services that leverage its user base and its generated data. The Company believes that the acquisition of PlugShare has allowed it to expand its revenue base and has resulted in certain synergies within its operations.

The Company accounted for the acquisition of PlugShare as a business combination under ASC 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, the purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired was allocated to goodwill. The total purchase price was $25.0 million per the terms of the PlugShare Agreement, none of which was contingent upon future financial results.

The following unaudited pro forma financial information presents consolidated revenue and net loss for the periods indicated as if the PlugShare acquisition had occurred on January 1, 2021:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2021
Pro forma revenue	$5,204	$9,709
Pro forma net loss	$(21,364)	$(38,845)

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

Note 4 – Revenue Recognition

Disaggregation of Revenue

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Charging revenue, retail	$4,389	$2,498	$7,891	$4,302
Charging revenue, OEM	189	150	340	482
Charging revenue, commercial	654	546	1,363	1,037
Network revenue, OEM	887	275	1,377	807
Ancillary revenue	829	639	2,299	1,043
Regulatory credit sales	2,128	675	3,506	1,243
Total revenue	$9,076	$4,783	$16,776	$8,914

The following table provides information about contract assets and liabilities from contracts with customers:

	June 30,	December 31,
(in thousands)	2022	2021
Contract assets	$536	$32
Contract liabilities	$35,763	$38,445

The following table provides the activity for contract liabilities during the period presented:

Six Months Ended
June 30,
(in thousands)	2022
Balance as of December 31, 2021	$38,445
Additions	860
Recognized in revenue	(2,814)
Marketing activities	(728)
Balance as of June 30, 2022	$35,763

It is anticipated that deferred revenue, excluding variable consideration allocated entirely to wholly unsatisfied performance obligations, as of June 30, 2022 will be recognized for the years ending December 31, as follows:

(in thousands)
2022	$849
2023	1,261
2024	836
2025	9
$2,955

ASC 606 does not require disclosure of, and the table above does not include, the transaction price allocated to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to wholly unsatisfied performance obligations is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of June 30, 2022 and December 31, 2021, there was $23.3 million and $22.9 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

Note 5 – Lease Accounting

As disclosed in Note 2, the Company adopted ASC 842 as of January 1, 2022. As a lessee, the Company enters into agreements with various Site Hosts, which allow the Company to lease space to operate the charging stations on their property, and with various parties to lease its office and laboratory space. The Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with an initial contractual term in excess of 12 months, the Company records the related operating or finance right-of-use asset and lease liability. Some leases also include renewal and/or early termination options, which can be exercised under specific conditions. Renewal and termination options are not included in the measurement of the right-of-use assets and lease liabilities unless the Company is reasonably certain to exercise the options.

The Company’s lease agreements primarily require lease payments based on a minimum annual rental amount, a percentage of annual sales volume, periodic adjustments related to inflation or a combination of such lease payments. In addition to minimum lease payments, the Company’s lease agreements may contain variable lease payments based on revenue sharing or inflation adjustments. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for all asset classes. Lease liabilities are recognized at the present value of the fixed lease payments using an implicit rate and, if not available, an incremental borrowing rate based on estimated collateralized borrowings available to the Company. The Company incurs initial direct costs and receives landlord incentives that increase or decrease the calculated right-of-use asset, respectively. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company expenses variable lease payments as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company has not entered into any finance leases.

As a lessor, the Company has entered into agreements to lease charging equipment, charging stations and other technical installations or sublease properties leased from Site Hosts to third parties. The Company, at the inception of a lease contract, determines if it is an operating, sales-type or direct financing lease. The leases provide for fixed monthly payments and sometimes include provisions for contingent variable rent based on the number of charging sessions and minutes used, which are recognized when earned. Fixed payments received under lease agreements for operating leases are recognized on a straight-line basis over the lease term and are reported in revenue in the condensed consolidated statements of operations and comprehensive income (loss).

Lessee Accounting

The Company has entered into agreements with Site Hosts, which allow the Company to operate the charging stations on the Site Hosts’ property. Additionally, the Company leases offices and laboratory space under agreements with third-party landlords. The agreements with the Site Hosts and landlords are deemed to be operating leases and contain terms ranging from one to 11 years. Certain leases contain renewal options that can extend the term for an additional one to 10 years. The Company has not entered into any finance leases.

The Company has estimated operating lease commitments of $56.5 million for leases where the Company has not yet taken possession of the underlying asset as of June 30, 2022. As such, the related operating lease right-of-use assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of June 30, 2022.

For the three and six months ended June 30, 2022, the Company’s lease costs consisted of the following:

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
(in thousands)	2022	2022
Operating lease costs[1]
Cost of sales	$730	$1,091
Selling, general and administrative expenses	607	1,280
Variable lease costs
Cost of sales	97	187
Selling, general and administrative expenses	15	36
Short-term lease costs	32	44
	$1,481	$2,638

1Rental expense for operating leases was $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the maturities of operating lease liabilities for the years ending December 31, are as follows:

(in thousands)
2022	$2,786
2023	6,361
2024	5,746
2025	4,849
2026	4,430
2027	3,755
Thereafter	14,616
Total undiscounted operating lease payments	42,543
Less: imputed interest	(9,775)
Total discounted operating lease liabilities	$32,768

The following table shows future minimum payments under noncancellable operating leases with initial terms of greater than one year, based on the expected due dates of the various installments as of December 31, 2021, as previously reported in the Company’s Annual Report, prior to the adoption of ASC 842:

(in thousands)
2022	$3,486
2023	3,515
2024	2,987
2025	2,093
2026	1,767
Thereafter	5,570
$19,418

Other supplemental information, as of June 30, 2022, consisted of the following:

June 30,
2022
Weighted-average remaining lease term	8.0 years
Weighted-average discount rate	6.41%

Other supplemental cash flow information, for the six months ended June 30, 2022, consisted of the following:

Six
Months Ended
June 30,
(in thousands)	2022
Cash paid for amounts included in measurement of operating lease liabilities	$2,378
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,651

Lessor Accounting

The Company leases charging equipment, charging stations and other technical installations and subleases properties leased from Site Hosts to third parties under operating leases where EVgo is the lessor. Initial lease terms are generally five to 10 years with renewal options.

Since the leasing arrangements the Company enters into with lessees are operating leases, the underlying asset is carried at its carrying value as owned and operated systems within property, equipment and software, net, on the condensed consolidated balance sheets and is depreciated to estimated residual value over its expected useful life.

For the three and six months ended June 30, 2022, the Company’s lease income consisted of the following components:

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
(in thousands)	2022	2022
Operating lease income:
Fixed lease income	$203	$464
Variable lease income	128	298
Total lease income[1]	$331	$762

1Lease income was $0.1 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the fiscal years ending December 31, are as follows:

(in thousands)
2022	$242
2023	485
2024	485
2025	485
2026	242
$1,939

The components of charging equipment and charging stations leased to third parties under operating leases and which are included within the Company’s property, equipment and software, net, are as follows:

June 30,
(in thousands)	2022
Charging station equipment and construction costs	$2,512
Less: accumulated depreciation	(346)
$2,166

Note 6 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of:

	June 30,	December 31,
(in thousands)	2022	2021
Construction in process	$70,129	$39,116
Charging equipment	12,975	8,611
Charging station equipment	59,017	42,799
Charging station installation costs	91,653	63,932
Software	11,323	5,295
Office equipment, vehicles and other	1,121	846
	246,218	160,599
Less accumulated depreciation and amortization	(37,129)	(27,317)
Total property, equipment and software, net	$209,089	$133,282

Depreciation and amortization expense consisted of the following for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales
Depreciation of property and equipment	$5,367	$3,538	$9,985	$6,781
Amortization of capital-build liability	(1,266)	(833)	(2,430)	(1,629)
General and administrative expenses
Depreciation of property and equipment	69	44	132	78
Amortization of software	660	—	1,121	—
	$4,830	$2,749	$8,808	$5,230

Note 7 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of:

	June 30, 2022
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Trade name	$5,000	$(693)	$4,307	14.0 years
Site Host relationships	41,500	(8,506)	32,994	9.6 years
Customer relationships	19,000	(10,048)	8,952	2.3 years
Developed technology	14,000	(2,150)	11,850	12.0 years
User base	11,000	(2,683)	8,317	3.1 years
	$90,500	$(24,080)	$66,420

Amortization of intangible assets for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Amortization of intangible assets	$2,903	$2,148	$5,807	$4,295

Note 8 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis.

Accretion expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Accretion expense	$499	$354	$958	$683

Asset retirement obligation activity for the six months ended June 30, 2022 was as follows:

Six Months Ended
(in thousands)	June 30, 2022
Beginning balance	$12,833
Liabilities incurred	3,111
Accretion expense	958
Change in estimate	(51)
Liabilities settled	(577)
Ending balance	$16,274

Note 9 – Commitments and Contingencies

Pilot Infrastructure Agreement

On July 5, 2022, EVgo entered into a charging infrastructure agreement (the “Pilot Infrastructure Agreement) and an operations and maintenance agreement (the “Pilot O&M”) with Pilot Travel Centers LLC (“Pilot Company”) and General

Motors LLC (“GM”) to build, operate, and maintain up to 2,000 stalls served by DC chargers that Pilot Company will own. The stalls will be located at approximately 500 Pilot Company sites across more than 40 states.

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain construction milestones measured by the number of sites commissioned, and Pilot Company is required to make certain payments each month based on completion of pre-engineering and development work, the progress of construction at each site and for each charger procured by EVgo. Subject to extensions of time for specified excusable events, if EVgo is unable to meet its commissioning obligations, Pilot Company will be entitled to liquidated damages calculated per day, subject to a cap of $30,000 at each site. The Pilot Infrastructure Agreement contains various provisions that may permit or cause early termination, including Pilot’s right to terminate after 1,000 stalls have been completed, the inability of EVgo to secure certain chargers and a material increase in the price of chargers due to a change in law. If Pilot Company elects to terminate the Pilot Infrastructure Agreement after 1,000 stalls have been completed, Pilot Company must pay EVgo a termination fee per stall for those not built; such fee varies based on the number of stalls already built. If EVgo is wholly or partially unable to perform its obligations under the Pilot Infrastructure Agreement due to certain circumstances outside its control, including delays by permitting authorities and utilities or certain force majeure events, such inability will not be considered a breach or default under the Pilot Infrastructure Agreement.

Under the Pilot O&M, EVgo is required to perform operations, maintenance and networking services on stalls built and commissioned under the Pilot Infrastructure Agreement in exchange for payment of a monthly fee by Pilot to EVgo. EVgo is subject to certain performance criteria under the Pilot O&M.

Delta Charger Supply Agreement and Purchase Order

On July 12, 2022, EVgo entered into a General Terms and Conditions for Sale of EV Charger Products (the “Delta Charger Supply Agreement”) with Delta Electronics, Inc. (“Delta”), including an initial purchase order (the “Purchase Order”), pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta in specified quantities at certain delivery dates. EVgo expects to use a portion of the chargers purchased under the Purchase Order to meet the requirements of the Pilot Infrastructure Agreement. EVgo is required to purchase a minimum of 1,000 chargers (which will enable the construction of 2,000 stalls) from Delta under the Purchase Order and may at EVgo’s election, increase the number of chargers it purchases from Delta to 1,100.

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

Under the terms of the Nissan Agreement, purchasers or lessees of Nissan LEAF EVs in certain markets could receive charging services at an EVgo station or a participating third-party charging station. Pursuant to the Nissan Agreement, the Company was required to support, maintain and make available at least 850 chargers through July 7, 2021. The Company fulfilled all build, support and maintenance obligations under the Nissan Agreement.

On June 13, 2019, EVgo entered into a second agreement with Nissan (the “Nissan 2.0 Agreement”). The Nissan 2.0 Agreement includes a capital-build program requiring the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). Under the terms of the Nissan 2.0 Agreement, the Build Schedule is negotiated at the beginning of each year. In 2021, EVgo worked with Nissan to revise the annual Build Schedule to extend the milestone dates. All chargers for each program year must be installed by November 30. Furthermore, Nissan waived penalties for installation delays in program year one.

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

The contract is accounted for under ASC 606, which includes performance obligations related to memberships, charging credits and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606. Nissan has the right to terminate the Nissan 2.0 Agreement, without penalty or obligation of any kind, upon 30 days’ written notice if it is unable to secure funding to make payments required under the Nissan 2.0 Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. As of June 30, 2022, Nissan has fulfilled its annual payment obligations under the Nissan 2.0 Agreement. If Nissan terminates the Nissan 2.0 Agreement due to a lack of funding, EVgo will still be required to perform the following: (i) meet charger installation milestones through the date of termination; (ii) provide an aggregate of $1.6 million in joint marketing activities and (iii) provide $4.8 million worth of charging credits that shall continue to be administered.

Pursuant to the Nissan 2.0 Agreement, as modified by the aforementioned extension and other amendments, EVgo is required to install an aggregate of 210 chargers by February 29, 2024 at a number of sites to be mutually agreed upon during each Build Schedule. Pursuant to the current Build Schedule, EVgo is required to install 58 chargers by November 30, 2022. If the Company fails to meet future Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, up to 52 sites, which would result in an adjustment to the consideration received for the Company’s performance obligations under the Nissan 2.0 Agreement.

General Motors Agreement

On July 20, 2020, EVgo entered into a five-year contract (the “GM Agreement”) with GM to build 2,750 fast chargers that EVgo will own and operate as part of the Company’s public network. On November 2, 2021, EVgo entered into an amendment agreement with GM in order to adjust stall installation targets and expand the overall number of chargers to be installed to 3,250 fast chargers. EVgo believes this agreement will serve to accelerate the Company’s development plans and enhance customer acquisition and brand equity among retail drivers. Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on chargers installed.

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

As of June 30, 2022, there were approximately 2,615 stalls that had been approved by GM, of which approximately 3,100 stalls were already in the active engineering and construction development pipeline. As of June 30, 2022, EVgo had

221 stalls left to install in order to meet its charger-installation milestone. EVgo is required to open to the public 428 additional stalls by September 30, 2022 or GM will have the right, if it so chooses, to send EVgo a stall count breach notice, which would trigger a cure period through December 31, 2022. EVgo may not meet the charger-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection resulting from COVID-19 and supply chain disruptions in business operations across the utility, engineering and permitting chain, as well as industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals between utilities and landowners of sites where charger stations will be located.

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

Note 10 – Related Party Transactions

Receivable from Related Party

As of December 31, 2021, the Company had a $1.5 million receivable from EVgo Holdings for its indemnification relating to a matter settled between SAF Partners II, LLC and EV Holdings Investments, LLC on January 14, 2022.

Payables to Related Parties

As of June 30, 2022, the Company owed $24,488 for tax refunds received on behalf of EVgo Holdings and EVgo Management Holdings, LLC.

Note Payable, Related Party

On January 16, 2020, EVgo Services entered into the Secured Demand Grid Promissory Note (“Demand Note”) with EVgo Holdings whereby EVgo Services funded the operations of EVgo Holdco with loans upon request at an interest rate of the Federal Reserve discount rate plus 7.0% (compounded annually) with a maturity date of January 16, 2027. The Demand Note was secured by the assets of EVgo Holdco and did not have a stated credit limit. Interest expense incurred was $1.0 million and $1.9 million for the three and six months ended June 30, 2021, respectively. On July 1, 2021, the outstanding balance of the Demand Note (including accrued interest of $1.9 million) of $59.6 million was converted to equity of EVgo Services, which was contributed by EVgo Holdings to EVgo Holdco immediately thereafter in connection with the CRIS Business Combination.

Consulting Services

LS Power Equity Advisors, LLC provides consulting and corporate development services to the Company from time to time. There were no such services rendered during the three and six months ended June 30, 2022. The Company recorded $0.5 million and $1.2 million for consulting and corporate development services rendered by LS Power Equity Advisors, LLC to general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021, respectively.

Low Carbon Fuel Standards

The Company may enter into agreements to facilitate the purchase and sale of California Low Carbon Fuel Standard Credits (“LCFS”) with a subsidiary of LS Power at prevailing market prices. For the three and six months ended June 30, 2022 and the three months ended June 30, 2021, there was no regulatory credit income recognized from related parties.

For the six months ended June 30, 2021, the Company recognized $0.6 million of such regulatory credit income, which is included in revenue from related party in the condensed consolidated statement of operations and comprehensive income (loss).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of June 30, 2022:

		Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Level	Cost Basis	Gains	Losses	Value
Assets
Cash equivalents:
Commercial paper	2	$3,112	$—	$—	$3,112
Corporate debt securities	2	1,258	—	—	1,258
Total cash equivalents		4,370	—	—	4,370
Short-term investments:
Certificates of deposit	2	3,279	—	(20)	3,259
Commercial paper	2	1,611	—	—	1,611
U.S. government treasury securities	2	5,999	—	(32)	5,967
Corporate debt securities	2	17,026	1	(88)	16,939
Total short-term investments		27,915	1	(140)	27,776
Long-term investments:
Corporate debt securities	2	5,265	—	(35)	5,230
Asset-backed securities	2	1,575	—	(8)	1,567
Total long-term investments		6,840	—	(43)	6,797
Total		$39,125	$1	$(183)	$38,943

The following table presents the fair value and net carrying amount of debt securities by contractual maturity as of June 30, 2022:

	Adjusted	Fair
(in thousands)	Cost Basis	Value
Due within one year	$32,285	$32,146
Due after one year through five years	6,840	6,797
Total	$39,125	$38,943

The Company’s available-for-sale debt securities are valued using the representative “bid” quotation for long positions and “ask” quotation for short positions from independent, third-party pricing services. These prices are generally based on bid/ask data from exchanges or trading systems, recent transactions from exchanges or trading systems, or quotes from market makers and dealers. This is categorized as Level 2 in the fair value hierarchy.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of June 30, 2022:

		June 30,
(in thousands)	Level	2022
Earnout liability	3	$2,584
Warrant liability – Public Warrants	1	$18,686
Warrant liability – Private Placement Warrants	2	$3,935

The earnout liability was valued using a Monte Carlo simulation methodology. The warrants are accounted for as liabilities in accordance with ASC 815 and are presented as warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive income (loss). The close price of the Public Warrants was used as the fair value as of each reporting date.

As of June 30, 2022 and December 31, 2021, the carrying values of certain accounts such as accounts receivable, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2022 or December 31, 2021. There were no other transfers between levels of the hierarchy for the six months ended June 30, 2022.

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022:

	Private
	Placement
	Warrant	Earnout
(in thousands)	Liability	Liability
Fair value as of December 31, 2021	$8,847	$5,211
Change in fair value of liability	(4,912)	(2,627)
Transfers out of Level 3	(3,935)	—
Fair value as of June 30, 2022	$—	$2,584

Net change in unrealized gain (loss) for investments still held at June 30, 2022	$—	$(2,627)

The fair value of the Private Placement Warrants issued was initially measured using a Monte Carlo simulation model. The fair value of the Private Placement Warrants was measured as of June 30, 2022 by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

Earnout Liability

The estimated fair value of the 1,437,500 shares of Class A common stock held by the Company’s initial stockholders that are subject to potential forfeiture (the “Earnout Shares”) issued and outstanding at the closing of the CRIS Business Combination on the CRIS Close Date was $18.3 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earnout period between the CRIS Close Date and the five-year anniversary of the CRIS Close Date using the most reliable information available. On July 2, 2021, the volume-weighted average price (“VWAP”) of shares of Class A common stock equaled or exceeded $12.50 for 20 trading days within a 30-trading day period within five years of the CRIS Close Date and, as a result, 718,750 Earnout Shares valued at $10.9 million were deemed to be earned and reclassified into equity on that date. The estimated fair value of the earnout liability related to the 718,750 Earnout Shares subject to a VWAP of $15.00 (the “$15.00 Triggering Event”) originally valued at $8.8 million was remeasured to $5.2 million as of December 31, 2021 and to $2.6 million as of June 30, 2022.

Assumptions used in the valuation of the earnout liability are as follows:

June 30,
2022
Stock price	$6.01
Risk-free interest rate	3.00%
Expected term	3.4 years
Expected volatility	80.0%
Dividend rate	—%

Note 12 – Income Taxes

The Company’s provision for income taxes consists primarily of income taxes, in federal and state jurisdictions where EVgo OpCo and its subsidiaries conduct business, that are incurred by the Company as a result of the Company’s ownership interest in EVgo OpCo. For the three and six months ended June 30, 2022 and 2021, the Company’s provision for income taxes and effective tax rate were deemed to be de minimis. Prior to July 1, 2021, EVgo Holdco and its subsidiaries were not taxable entities for U.S. federal income tax purposes or for any of the states in which such entities operated. On July 1, 2021, pursuant to the CRIS Business Combination, the Company acquired an interest in EVgo Holdco and its subsidiaries through EVgo OpCo, and the Company’s allocable share of EVgo OpCo’s income became subject to U.S. federal and state income taxes in jurisdictions in which EVgo OpCo and its subsidiaries operate.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance against its net deferred tax assets as of June 30, 2022 and December 31, 2021.

In addition, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties as of June 30, 2022 or December 31, 2021.

Note 13 – Tax Receivable Agreement

In connection with the CRIS Business Combination, EVgo entered into the Tax Receivable Agreement with EVgo Holdings (along with permitted assigns, the “TRA Holders”) and LS Power Equity Advisors, LLC, as agent. The Tax Receivable Agreement generally provides for payment by the Company Group to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company Group actually realizes or is deemed to realize in certain circumstances after the CRIS Business Combination as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of the TRA Holders’ EVgo OpCo Units pursuant to the CRIS Business Combination or the exercise of the redemption or call rights set forth in the EVgo OpCo A&R LLC Agreement and (ii) imputed interest deemed to be paid by the Company Group as a result of, and additional tax basis arising from, any payments the Company Group makes under the Tax Receivable Agreement. The Company Group will retain the benefit of any remaining net cash savings. If the Company Group elects to terminate the Tax Receivable Agreement early (or it is terminated early due to the Company Group’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), the Company Group is required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any EVgo OpCo Units (other than those held by the Company Group) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date).

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. As of June 30, 2022 and December 31, 2021, no transactions have occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 14 – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands, except per share data)	2022	2022
Numerator
Net income (loss)	$16,997	$(38,269)
Less: net income (loss) attributable to redeemable noncontrolling interest	12,518	(28,349)
Net income (loss) attributable to Class A common stockholders	4,479	(9,920)
Less: net income (loss) attributable to participating securities	46	(103)
Net income (loss) attributable to Class A common stockholders, basic and diluted	$4,433	$(9,817)

Denominator
Weighted average common stock outstanding	69,264	69,168
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)
Weighted average common stock outstanding, basic	68,545	68,449
Dilutive effect of restricted stock units	777	—
Weighted average common stock outstanding, diluted	69,322	68,449

Net income (loss) per share – basic	$0.06	$(0.14)
Net income (loss) per share – diluted	$0.06	$(0.14)

Prior to the consummation of the CRIS Business Combination, EVgo OpCo was wholly owned by EVgo Holdings. In connection with the CRIS Business Combination, EVgo Holdings contributed all of the equity interests in EVgo Holdco to EVgo OpCo in exchange for 195,800,000 EVgo OpCo Units, the Company contributed all of its assets and 195,800,000 shares of Class B common stock to Thunder Sub, Thunder Sub transferred 195,800,000 shares of Class B common stock and the right to enter into the Tax Receivable Agreement to EVgo Holdings, and Thunder Sub contributed all of its remaining assets to EVgo OpCo in exchange for EVgo OpCo Units equal to the number of shares of Class A common stock outstanding. The shares of Class B common stock owned by EVgo Holdings have been evaluated and are excluded from net income or loss per share calculations as they do not participate in earnings or loss of the Company. Therefore, retrospective application of the conversion of these ownership interests into shares of Class B common stock would not result in an appropriate or meaningful presentation of earnings (loss) per common share (“EPS”). Therefore, the EPS information presented only relates to the periods subsequent to the consummation of the CRIS Business Combination on July 1, 2021 and has not been presented for the three and six months ended June 30, 2021.

The Company’s potentially dilutive securities consist of the Company’s Public Warrants, Private Placement Warrants, restricted stock units (“RSUs”), stock options and unvested Earnout Shares. For the periods in which EPS is presented, the Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Class A common stockholders since their impact would have been antidilutive:

	Three	Six
	Months Ended	Months Ended
(in thousands)	June 30, 2022	June 30, 2022
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	1,907	3,343
Stock options	375	375
	20,380	21,816

Additionally, 718,750 unvested Earnout Shares (participating securities) were excluded from the computation of diluted EPS since their vesting threshold (i.e., the $15.00 Triggering Event) had not been met as of June 30, 2022.

Note 15 – Share-Based Compensation

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, the stockholders also approved the board approved EVgo Inc. 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), effective March 26, 2021 (the “Effective Date”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of June 30, 2022, there were 29,767,792 shares of Class A common stock available for grant.

The 2021 Incentive Plan provides for potential grants of: (i) incentive stock options qualified as such under U.S. Federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) RSUs; (vi) vested stock awards; (vii) dividend equivalents; (viii) other share- or cash-based awards; (ix) cash awards; and (x) substitute awards. Unless earlier terminated by action of the Company’s Board of Directors, the 2021 Incentive Plan will terminate on the tenth anniversary of the Effective Date.

The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$26	$3	$37	$6
General and administrative	7,016	527	10,511	1,004
Total share-based compensation expense	$7,042	$530	$10,548	$1,010

Stock Options

On April 1, 2022, the Company granted stock options covering 375,428 underlying shares of Class A common stock to employees. Compensation expense related to stock-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and recognized on a straight-line basis over the requisite service period. The options vest annually over a three-year period and have a term of 10 years.

The following table summarizes stock option activity for the six months ended June 30, 2022:

			Weighted Average
	Shares Underlying	Weighted Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2021	—
Granted	375	$12.86		$—
Outstanding as of June 30, 2022	375	$12.86	9.8 years	$—

As of June 30, 2022, the Company’s unrecognized share-based compensation expense related to stock options was approximately $2.7 million, which is expected to be recognized over a period of 1.7 years. The weighted average grant date fair value per share of options granted for the three and six months ended June 30, 2022 was $8.79. There were no stock options vested or exercisable as of June 30, 2022.

The fair value of the stock options granted on April 1, 2022 was computed using Black-Scholes option-pricing model using the following key assumptions:

Risk-free interest rate	2.5%
Dividend yield	—%
Expected volatility	81.4%
Expected life (in years)	5.67

Risk-free interest rate. The risk-free interest rate was based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term.

Dividend yield. The Company has not declared or paid any dividends through June 30, 2022 and does not currently expect to do so in the future.

Expected volatility. The Company based its estimate of expected volatility on the historical and implied volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. The Company uses the average expected volatility rates reported by the comparable group for an expected term that approximated the expected term estimated by the Company.

Expected life. The Company did not have sufficient exercise history to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term for stock options, calculated using the simplified method due to limited exercise data, was the midpoint of the stock option vesting term and the expiration date of the stock option.

Restricted Stock Units

RSUs typically vest annually over a period of three years from the date of grant. The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The table below represents the Company’s RSU activity under the 2021 Incentive Plan during the six months ended June 30, 2022:

		Weighted
		Average
	Number of	Grant Date
(in thousands)	Shares	Fair Value
Outstanding as of December 31, 2021	1,955	$11.40
Granted	2,195	12.20
Vested	(557)	11.55
Forfeited	(250)	11.93
Outstanding as of June 30, 2022	3,343	$11.86

As of June 30, 2022, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $28.2 million, which is expected to be recognized over a period of 1.6 years.

Incentive Units

Certain employees of EVgo Services have received share-based compensation in the form of units in EVgo Management that track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). The Incentive

Units typically vest annually over a period of four years from the date of grant. Presented below is a summary of the activity of the Company’s Incentive Units during the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Outstanding and expected to vest as of December 31, 2021	659	$18.19
Vested	(122)	17.09
Forfeited	(46)	17.55
Outstanding and expected to vest as of June 30, 2022	491	$18.52

As of June 30, 2022, there was $8.2 million of unrecognized share-based compensation expense related to unvested Incentive Units, which is expected to be recognized over a period of 2.2 years.

Note 16 – Redeemable Noncontrolling Interest

As of June 30, 2022, EVgo Holdings owns 195,800,000 EVgo OpCo Units, representing a 73.9% economic ownership interest in EVgo OpCo, and a corresponding number of shares of Class B common stock, representing a 73.9% voting interest in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement.

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

The redeemable noncontrolling interest held by EVgo Holdings in EVgo OpCo, through its ownership of EVgo OpCo Units, was initially measured at its carrying amount on the CRIS Close Date. Net income or loss and other comprehensive income or loss are attributed to the redeemable noncontrolling interest during each reporting period based on its ownership percentage, as appropriate. Subsequent to that, the redeemable noncontrolling interest is measured at its fair value (i.e., based on the Class A common stock price) at the end of each reporting period, with the remeasurement amount being no less than the initial carrying amount, as adjusted for the redeemable noncontrolling interest’s share of net income or loss and other comprehensive income or loss. The offset of any fair value adjustment is recorded to equity, with no impact to net income or loss.

The table below presents the reconciliation of changes in redeemable noncontrolling interest for the six months ended June 30, 2022:

(in thousands)
Balance as of December 31, 2021	$1,946,252
Net income attributable to redeemable noncontrolling interest for the period	(28,349)
Equity-based compensation attributable to redeemable noncontrolling interest during the period	968
Net unrealized loss on available-for-sale securities attributable to redeemable noncontrolling interest during the period	(135)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(741,978)
Balance as of June 30, 2022	$1,176,758

Note 17 – Subsequent Events

During July 2022, EVgo entered into the Pilot Infrastructure Agreement, the Pilot O&M, the Delta Charger Supply Agreement and the Purchase Order. See Note 9 for additional information. In addition, during July 2022, the Company sold all of its debt securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and related notes thereto as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021, included elsewhere in this Quarterly Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report. Factors which could cause such differences are discussed therein.

Overview

EVgo owns and operates the U.S.’ largest public DC fast charging network and the first to be powered by 100% renewable electricity through the purchase of renewable energy credits. Founded in 2010 and a key leader in fast charging, EVgo’s network of charging stations provides EV charging infrastructure to consumers and businesses. With a rapid rise in electrification expected over the next two decades, EVgo offers the essential infrastructure technology and services required to help the world transition to a cleaner, more sustainable future.

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

Specifically, revenue is earned through the following streams:

●	Charging Revenue, Retail: EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers, and drivers have the choice to charge as members (with monthly fees and reduced per minute or Kilowatt-hour (“kWh”) pricing), through a subscription service or as non-members. Drivers locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system or third-party databases that license charger-location information from EVgo. EVgo installs its chargers in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide EV charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, hotels, offices, medical complexes, airports and convenience stores. EVgo believes its offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view EV charging capabilities as essential to attract tenants, employees, customers and visitors, and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through EVgo’s owner and/or operator model, as EVgo is responsible for the installation and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn additional revenue from license payments made by the Company in exchange for use of the site. EVgo also incorporates flexible ownership models through EVgo eXtendTM, which helps Site Hosts invest in and build EV charging stations for their customers.
●	Charging Revenue, OEM: EVgo is a key leader in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network, to expand EVgo’s network of owned DCFCs and to provide other related services. Other related services currently provided to OEMs by EVgo include co-marketing, data services and digital application services. EVgo views its OEM relationships as a core customer acquisition channel.
●	Charging Revenue, Commercial: High volume fleet customers, such as transportation network companies (“TNCs”) or delivery services, can access EVgo’s charging infrastructure through EVgo’s public network. Pricing for charging services is most often negotiated directly between EVgo and the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with, and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. Access to EVgo’s public network allows fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals without needing to directly invest capital in charging infrastructure or incur operating costs associated with charging equipment.

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

Recent Developments

Geopolitical and Macroeconomic Environment

During the last several years, the global economy has experienced disruption and sustained volatility from a number of factors. In particular, the global outbreak of COVID-19 resulted in significant volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities, which led to overall reduced economic activity.

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

More recently, Russia’s military invasion of Ukraine and the subsequent sanctions imposed on Russia, Belarus, the so called Donetsk People’s Republic and the so called Luhansk People’s Republic have led to, and will likely continue to lead to, geopolitical instability, market uncertainty and supply disruptions. Finally, rising inflation has increased operating costs for many businesses and, together with slowing economic growth and fear of a recession, has led governments to change monetary policy in response.

The current economic environment remains uncertain and the extent to which our operating and financial results for future periods will be impacted by the COVID-19 pandemic, the ongoing conflict in Ukraine, increasing inflation, government efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time.

Government EV Initiatives

In order to encourage the use of EVs, the U.S. federal government as well as state and local governments offer a variety of incentives and rebates. In November 2021, Congress passed and the President signed the Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Law. Among other provisions, this legislation included up to $7.5 billion in funding for EV charging infrastructure through the Department of Transportation. The U.S. federal government offers a tax credit for qualified plug-in EVs; the minimum credit is $2,500, and the maximum credit is $7,500, depending on vehicle weight and battery capacity. These credits will begin to phase out when the vehicle manufacturer reaches certain production levels (with several manufacturers, such as Toyota, hitting such production levels this year or in the future), and such credit has already been completely phased out for EVs manufactured by GM and Tesla, Inc. (“Tesla”), but legislation under consideration in Congress, if enacted as currently proposed, would alleviate the manufacturer cap and expand the credit both for used and new EVs. However, it is uncertain whether such legislation will be enacted, and, if enacted, whether such legislation will be enacted as proposed. In July 2022, the Department of Energy announced funding of $96 million to support the decarbonization of the domestic transportation system, to include the expansion of EV charging accessibility and the development of electric drive components and materials to aid both EV efficiency and affordability. States including California, Colorado, Delaware, Massachusetts, New Jersey and New York also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. EVs are also gaining momentum in the Midwest, and soon states like Illinois will also begin to offer vehicle and EVSE incentives.

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

Interest Expense

Interest expense consists of amounts paid upon the purchase of debt securities.

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

Interest Income

Interest income consists primarily of the interest earned on cash, cash equivalents and debt securities.

Other (Expense) Income, Net

Other (expense) income, net, consists primarily of unrealized gains and losses on marketable securities.

Change in Fair Values of Warrant and Earnout Liabilities

The change in the fair values of the warrant and earnout liabilities represents the gain (loss) resulting from adjusting warrant and earnout liabilities to fair value for each reporting period.

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

Key Performance Indicators

EVgo management uses several performance metrics to manage the business and evaluate financial and operating performance. EVgo considers the following indicators to be of critical importance:

Network Throughput

Network throughput represents the total amount of Gigawatt hours (“GWh”) that was consumed by EVs using chargers and charging stations on EVgo’s network. EVgo typically monitors GWh sales by business line, customer, and customer class. EVgo believes monitoring of component trends and contributions is the appropriate way to monitor and measure business-related health.

Number of DC Stalls on EVgo’s Network and Customer Accounts

Number of DC stalls represents the total number of DC stalls that EVgo has operational on its network. One stall can charge one vehicle at a time. There are certain configurations of EVgo sites where one DC charger is capable of charging only one vehicle at a time; all chargers at such a site are counted as one stall per one charger. There are certain configurations of EVgo sites where one DC charger is capable of charging two vehicles simultaneously; all chargers at such a site are counted as two stalls per one charger. The following table represented network throughput and the number of DC stalls on EVgo’s network:

	June 30,	June 30,
	2022	2021
Network throughput (GWh) for the three months ended	10.1	6.1
Network throughput (GWh) for the six months ended	18.1	10.2

Number of DC stalls on EVgo network as of	1,937	1,548

Factors Affecting EVgo’s Operating Results

EVgo believes its performance and future success depend on several factors, including those discussed below and in “Part II, Item 1A., Risk Factors.”

EV Sales

EVgo’s revenue growth is directly tied to the adoption and continued acceptance and usage of passenger and commercial EVs sold, which it believes drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Additionally, as demand increases, the supply must keep pace for adoption to continue to accelerate at a rapid pace. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain disruptions including but not limited to availability of certain components (e.g. semiconductors), ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; availability of batteries, and battery materials; availability, cost and desirability of other alternative fuel vehicles, plug-in hybrid EVs and high fuel-economy gasoline and diesel-powered vehicles; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, EVgo’s operating results may be adversely affected.

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

Government Mandates, Incentives and Programs

The U.S. federal government, some state and local governments, and certain utilities provide incentives to end-users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, grants and other financial incentives. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations. For example, EVgo has historically benefitted from the availability of federal tax credits under Section 30C of the Code. The credits under Section 30C of the Code expired on December 31, 2021, and thus, are not available going forward for EV charging stations placed in service after such date unless such credits are extended retroactively. Current legislation under consideration in Congress includes an extension of the credits under Section 30C of the Code as of and after December 31, 2021 as well as an expansion of the credit starting in 2023 going forward to 2032. In addition, in November 2021, Congress passed and the President signed the Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Law, which included up to $7.5 billion in funding for EV charging infrastructure through the Department of Transportation. The U.S. federal government offers a tax credit for qualified plug-in EVs; the minimum credit is $2,500 and the maximum credit is $7,500, depending on vehicle weight and battery capacity. These credits will begin to phase out when the vehicle manufacturer reaches certain production levels (with several manufacturers, such as Toyota, hitting such production levels this year or in the near future), and such credit has already been completely phased out for EVs manufactured by GM and Tesla, but legislation under consideration in Congress, if enacted as currently proposed, would alleviate the manufacturer cap and expand the credit both for used and new EVs. However, it is uncertain whether such legislation will be enacted, and if enacted, whether such legislation will be enacted as proposed. Various states also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases and have adopted or proposed mandates for EVs as well as mandates that aim to reduce greenhouse gas emissions through electrification such as California’s Clean Miles Standard and the ACT rule.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

The table below presents EVgo’s results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$9,076	$4,783	$4,293	90%
Revenue from related party	—	—	—	—
Total revenue	9,076	4,783	4,293	90%
Cost of revenue	(5,719)	(3,752)	(1,967)	52%
Depreciation and amortization	(4,101)	(2,705)	(1,396)	52%
Gross loss	(744)	(1,674)	930	56%
General and administrative	32,178	13,338	18,840	141%
Depreciation, amortization and accretion	4,132	2,545	1,587	62%
Operating loss	(37,054)	(17,557)	(19,497)	(111)%
Interest expense	(13)	—	(13)
Interest expense, related party	—	(1,039)	1,039	100%
Interest income	636	1	635	999+ %
Other (expense) income, net	(158)	174	(332)	(191)%
Change in fair value of earnout liability	4,891	—	4,891
Change in fair value of warrant liability	48,712	—	48,712
Income (loss) before income tax expense	17,014	(18,421)	35,435	192%
Income tax expense	(17)	—	(17)
Net income (loss)	16,997	(18,421)	35,418	192%
Less: net income (loss) attributable to redeemable noncontrolling interest	12,518	(18,421)	30,939	168%
Net income attributable to Class A common stockholders	$4,479	$—	$4,479

Gross margin	(8.2)%	(35.0)%
Operating margin	(408.3)%	(367.1)%
Network throughput (GWh)	10.1	6.1
Number of DC stalls	1,937	1,548

The table below presents EVgo’s revenue for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Revenue
Charging revenue, retail	$4,389	$2,498	$1,891	76%
Charging revenue, OEM	189	150	39	26%
Charging revenue, commercial	654	546	108	20%
Network revenue, OEM	887	275	612	223%
Ancillary revenue	829	639	190	30%
Regulatory credit sales	2,128	675	1,453	215%
Total revenue	$9,076	$4,783	$4,293	90%

Total revenue for the three months ended June 30, 2022 increased $4.3 million, or 90%, to $9.1 million compared to $4.8 million for the three months ended June 30, 2021. As further discussed below, the increase in revenue during the three months ended June 30, 2022 was primarily due to a 76% increase in retail charging revenue as a result of the increased throughput, as well as a 215% increase in regulatory credit sales.

Charging Revenue, Retail

Charging revenue, retail, for the three months ended June 30, 2022 increased $1.9 million, or 76%, to $4.4 million compared to $2.5 million for the three months ended June 30, 2021. Period-over-period growth was due to an overall increase in usage and subscription fees driven primarily by a growing number of customers and increased charging volume as well as the ongoing recovery from COVID-19.

Charging Revenue, OEM

Charging revenue, OEM, for the three months ended June 30, 2022 stayed flat at $0.2 million compared to the three months ended June 30, 2021 as there was no material change to agreements and limited pick up of driver activity.

Charging Revenue, Commercial

Charging revenue, commercial, for the three months ended June 30, 2022 increased $0.1 million, or 20%, to $0.7 million compared to $0.5 million for the three months ended June 30, 2021. The increase was attributable to new fleet contracts that became effective towards the end of the three months ended June 30, 2021, increased charging volume by EVgo’s public fleet customers as well as the ongoing recovery from COVID-19.

Network Revenue, OEM

Network revenue, OEM, for the three months ended June 30, 2022 increased $0.6 million, or 223%, to $0.9 million compared to $0.3 million for the three months ended June 30, 2021 primarily due to increased membership fees, and breakage of prepaid charging credits as a result of increased membership activity and increased joint marketing activity under the OEM agreements.

Ancillary Revenue

Ancillary revenue for the three months ended June 30, 2022 increased $0.2 million, or 30%, to $0.8 million compared to $0.6 million for the three months ended June 30, 2021. The increase was primarily due to the acquisition of PlugShare and subsequent inclusion of PlugShare’s revenues in ancillary revenue partially offset by reduced equipment sales revenue.

Regulatory Credit Sales

Regulatory credit sales for the three months ended June 30, 2022 increased $1.5 million, or 215%, to $2.1 million compared to $0.7 million for the three months ended June 30, 2021. The period-over-period increase was primarily due to a new contract with a buyer who will purchase all of EVgo’s regulatory credits on an ongoing basis as well as the sales of credits generated in prior fiscal year, partially offset by the decrease in price per credit.

Cost of Sales

Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately Below)

Cost of revenue for the three months ended June 30, 2022 increased $2.0 million, or 52%, to $5.7 million compared to $3.8 million for the three months ended June 30, 2021. The increase in cost of revenues was due to an increase of $1.3 million in non-energy costs due to an increased stall count and $0.8 million in increased energy and other variable costs due to increased throughput, partially offset by lower cost of equipment sales.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2022 increased $1.4 million, or 52%, to $4.1 million compared to $2.7 million for the three months ended June 30, 2021 due to growth in EVgo’s asset base.

Gross Loss and Gross Margin

Gross loss for the three months ended June 30, 2022 improved $0.9 million, or 56%, to $0.7 million compared to $1.7 million for the three months ended June 30, 2021. Gross margin for the three months ended June 30, 2022 improved 26.8% to negative 8.2% compared to negative 35.0% for the three months ended June 30, 2021 due to the improved leveraging of both energy and non-energy related costs due to higher revenue, as well as improved ancillary margin and higher regulatory credit sales.

Operating Expenses

General and Administrative

General and administrative costs for the three months ended June 30, 2022 increased $18.8 million, or 141%, to $32.2 million compared to $13.3 million for the three months ended June 30, 2021. The difference was driven by an $11.7 million increase in payroll expenses due to higher headcount and higher share-based compensation, a $1.8 million increase in loss on fixed asset disposals, a $1.6 million increase in insurance expenses, a $2.1 million increase in legal service and professional service expenses, as well as a $1.4 million increase in software expenses.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expenses increased by $1.6 million, or 62%, and was $4.1 million and $2.5 million for the three months ended June 30, 2022 and 2021. The increase was primarily due to higher intangible asset amortization related to the PlugShare acquisition and software amortization.

Operating Loss and Operating Margin

During the three months ended June 30, 2022, EVgo had an operating loss of $37.1 million, an increase of $19.5 million, or 111%, compared to $17.6 million for the three months ended June 30, 2021. Operating margin for the three months ended June 30, 2022 decreased to negative 408.3% compared to negative 367.1% for the three months ended June 30, 2021. The increase in operating loss period-over-period was primarily due to an increase in general and administrative expenses, partially offset by the improvement in gross margin.

Interest Expense

For the three months ended June 30, 2022, interest expense was de minimis. There was no interest expense for the three months ended June 30, 2021.

Interest Expense, Related Party

There was no interest expense for the three months ended June 30, 2022. Interest expense for the three months ended June 30, 2021 was $1.0 million. The decrease was related to conversion of the borrowings under the LS Power Note to equity on the CRIS Close Date.

Interest Income

Interest income for the three months ended June 30, 2022 was $0.6 million. Interest income for the three months ended June 30, 2021 was de minimis. The increase was a result of the interest earned on debt securities during the three months ended June 30, 2022.

Other (Expense) Income, Net

Other (expense) income, net, for the three months ended June 30, 2022 decreased by $0.3 million, or 191%, to $0.2 million of other expense, net, compared to $0.2 million of other income, net, for the three months ended June 30, 2021. The decrease was primarily due to unrealized losses on marketable equity securities.

Changes in Fair Values of Warrant and Earnout Liabilities

The change in the fair values of the warrant and earnout liabilities relates to the liabilities that were assumed in connection with the CRIS Business Combination. For the three months ended June 30, 2022, there was a $53.6 million gain primarily due to a reduction in the fair values of the liabilities during the second quarter of 2022. See “Part I, Item 1. Financial Statements – Note 11 – Fair Value Measurements” for more information.

Income Taxes

For the three months ended June 30, 2022 and 2021, EVgo’s provision for income taxes and effective tax rates were de minimis as the current income tax benefit was offset by the change in the valuation allowance.

Net Income (Loss)

Net income for the three months ended June 30, 2022 was $17.0 million, a $35.4 million, or 192%, improvement compared to a net loss of $18.4 million for the three months ended June 30, 2021. The change to net income was primarily driven by a $53.6 million decrease in the fair value of the warrant and earnout liabilities during the three months ended June 30, 2022, as well as improved gross loss, partially offset by increased general and administrative expenses incurred to support growth, increased depreciation, amortization and accretion expenses incurred due to the PlugShare acquisition and an increased number of chargers in EVgo’s network.

Six Months Ended June 30, 2022 and 2021

The table below presents EVgo’s results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$16,776	$8,352	$8,424	101%
Revenue from related party	—	562	(562)	(100)%
Total revenue	16,776	8,914	7,862	88%
Cost of revenue	(10,565)	(7,113)	(3,452)	49%
Depreciation and amortization	(7,555)	(5,152)	(2,403)	47%
Gross loss	(1,344)	(3,351)	2,007	60%
General and administrative	57,606	25,344	32,262	127%
Depreciation, amortization and accretion	8,019	5,055	2,964	59%
Operating loss	(66,969)	(33,750)	(33,219)	(98)%
Interest expense	(13)	—	(13)
Interest expense, related party	—	(1,915)	1,915	100%
Interest income	691	1	690	999+ %
Other (expense) income, net	(422)	632	(1,054)	(167)%
Change in fair value of earnout liability	2,627	—	2,627
Change in fair value of warrant liability	25,839	—	25,839
Loss before income tax expense	(38,247)	(35,032)	(3,215)	(9)%
Income tax expense	(22)	—	(22)
Net loss	(38,269)	(35,032)	(3,237)	(9)%
Less: net loss attributable to redeemable noncontrolling interest	(28,349)	(35,032)	6,683	19%
Net loss attributable to Class A common stockholders	$(9,920)	$—	$(9,920)

Gross margin	(8.0)%	(37.6)%
Operating margin	(399.2)%	(378.6)%
Network throughput (GWh)	18.1	10.2
Number of DC stalls	1,937	1,548

The table below presents EVgo’s revenue for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Revenue
Charging revenue, retail	$7,891	$4,302	$3,589	83%
Charging revenue, OEM	340	482	(142)	(29)%
Charging revenue, commercial	1,363	1,037	326	31%
Network revenue, OEM	1,377	807	570	71%
Ancillary revenue	2,299	1,043	1,256	120%
Regulatory credit sales	3,506	1,243	2,263	182%
Total revenue	$16,776	$8,914	$7,862	88%

Total revenue for the six months ended June 30, 2022 increased $7.9 million, or 88%, to $16.8 million compared to $8.9 million for the six months ended June 30, 2021. As further discussed below, the increase in revenue during the six months ended June 30, 2022 was primarily due to an 83% increase in retail charging revenue, a 182% increase in regulatory credit sales, as well as a 120% increase in ancillary revenue.

Charging Revenue, Retail

Charging revenue, retail, for the six months ended June 30, 2022 increased $3.6 million, or 83%, to $7.9 million compared to $4.3 million for the six months ended June 30, 2021. Period-over-period growth was due to an overall increase in usage and subscription fees driven primarily by a growing number of customers and increased charging volume as well as the ongoing recovery from COVID-19.

Charging Revenue, OEM

Charging revenue, OEM, for the six months ended June 30, 2022 decreased $0.1 million, or 29%, to $0.3 million compared to $0.5 million for the six months ended June 30, 2021. The decrease was primarily driven by the expiration of one of EVgo’s OEM programs.

Charging Revenue, Commercial

Charging revenue, commercial, for the six months ended June 30, 2022 increased $0.3 million, or 31%, to $1.4 million compared to $1.0 million for the six months ended June 30, 2021. The increase was attributable to new fleet contracts that became effective during 2021, increased charging volumes by the Company’s public fleet customers and also due to the ongoing recovery from COVID-19.

Network Revenue, OEM

 Network revenue, OEM, for the six months ended June 30, 2022 increased $0.6 million, or 71%, to $1.4 million compared to $0.8 million due to increased membership fees, and breakage of prepaid charging credits as a result of increased membership activity and increased joint marketing activity under the OEM agreements.

Ancillary Revenue

Ancillary revenue for the six months ended June 30, 2022 increased $1.3 million, or 120%, to $2.3 million compared to $1.0 million for the six months ended June 30, 2021. The increase was primarily due to the acquisition of PlugShare and subsequent inclusion of PlugShare’s revenues in ancillary revenue, partially offset by reduced equipment sales and engineering, procurement and construction revenue.

Regulatory Credit Sales

Regulatory credits for the six months ended June 30, 2022 increased $2.3 million, or 182%, to $3.5 million compared to $1.2 million for the six months ended June 30, 2021. The period-over-period increase was primarily due to a new contract with a buyer who will purchase all of EVgo’s regulatory credits on an ongoing basis as well as the sales of credits generated in prior fiscal year, partially offset by the decrease in price per credit.

Cost of Sales

Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately Below)

Cost of revenue for the six months ended June 30, 2022 increased $3.5 million, or 49%, to $10.6 million compared to $7.1 million for the six months ended June 30, 2021. The increase in cost of sales during the six months ended June 30, 2022 was due to an increase of $2.1 million in non-energy costs from an increased stall count, $1.5 million in increased energy and other variable costs due to increased throughput, partially offset by a decrease of $0.3 million in equipment cost of sales and engineering and construction costs.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2022 increased $2.4 million, or 47%, to $7.6 million compared to $5.2 million for the six months ended June 30, 2021 due to a higher stall count.

Gross Loss and Gross Margin

Gross loss for the six months ended June 30, 2022 improved by $2.0 million, or 60%, to $1.3 million compared to $3.4 million for the six months ended June 30, 2021. Gross margin for the six months ended June 30, 2022 improved 29.6% to negative 8.0% compared to negative 37.6% for the six months ended June 30, 2021 due to the improved leveraging of energy and non-energy related costs, increased regulatory credit sales, as well as improved ancillary margin.

Operating Expenses

General and Administrative

General and administrative costs for the six months ended June 30, 2022 increased $32.3 million, or 127%, to $57.6 million compared to $25.3 million for the six months ended June 30, 2021. The difference was driven by a $19.9 million increase in payroll expenses due to higher headcount and higher share-based compensation, a $3.2 million increase in insurance expenses, a $3.0 million increase in software expenses, a $3.0 million increase in legal service and professional service expenses, as well as a $2.5 million increase in loss on fixed asset disposals.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expenses for the six months ended June 30, 2022 increased $3.0 million, or 59%, to $8.0 million compared to $5.1 million for the six months ended June 30, 2021. The increase was primarily due to higher intangible asset amortization as a result of the PlugShare acquisition and software amortization.

Operating Loss and Operating Margin

During the six months ended June 30, 2022, EVgo had an operating loss of $67.0 million, an increase of $33.2 million, or 98%, compared to $33.8 million for the six months ended June 30, 2021. Operating margin for the six months ended June 30, 2022 decreased to negative 399.2% compared to negative 378.6% for the six months ended June 30, 2021. The increase in operating loss period-over-period was primarily due to an increase in general and administrative expenses, partially offset by the improvement in gross margin.

Interest Expense

For the six months ended June 30, 2022, interest expense was de minimis. There was no interest expense for the six months ended June 30, 2021.

Interest Expense, Related Party

There was no interest expense for the six months ended June 30, 2022. For the six months ended June 30, 2021, interest expense was $1.9 million. The decrease was related to conversion of the borrowings under the LS Power Note that was converted to equity on the CRIS Close Date.

Interest Income

Interest income for the six months ended June 30, 2022 was $0.7 million. Interest income for the six months ended June 30, 2021 was de minimis. The increase was a result of the interest earned on investments made in the six months ended June 30, 2022.

Other (Expense) Income, Net

Other (expense) income, net, for the six months ended June 30, 2022 decreased $1.1 million, or 167%, to $0.4 million of other expense, net, compared to $0.6 million of other income, net, for the six months ended June 30, 2021. The decrease was primarily due to unrealized losses on marketable equity securities.

Changes in Fair Values of Warrant and Earnout Liabilities

The change in the fair values of the warrant and earnout liabilities were due to the liabilities that were assumed in connection with the CRIS Business Combination. For the six months ended June 30, 2022, there was a $28.5 million gain primarily due to a reduction in the fair values of the liabilities during the first six months of 2022. See “Part I, Item 1. Financial Statements – Note 11 – Fair Value Measurements” for more information.

Income Taxes

For the six months ended June 30, 2022 and 2021, EVgo’s provision for income taxes and effective tax rates were de minimis as the current income tax benefit was offset by the change in the valuation allowance.

Net Loss

Net loss for the six months ended June 30, 2022 was $38.3 million, a $3.2 million, or 9% increase compared to $35.0 million for the six months ended June 30, 2021. The increased loss was primarily due to the increased general and administrative expenses incurred to support growth; the depreciation, amortization and accretion expenses incurred due to an increased number of chargers in EVgo’s network and the PlugShare acquisition, partially offset by improved gross loss and change in fair value of warrant and earnout liabilities.

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

The following is a reconciliation of adjusted cost of sales and adjusted gross profit for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Total revenue	$9,076	$4,783	$16,776	$8,914

Cost of sales	9,820	6,457	18,120	12,265
Less: Depreciation and amortization in cost of sales	(4,101)	(2,705)	(7,555)	(5,152)
Less: Share-based compensation and other	(18)	6	(20)	12
Adjusted cost of sales	$5,701	$3,758	$10,545	$7,125

Adjusted gross profit	$3,375	$1,025	$6,231	$1,789

The following is a reconciliation of adjusted gross margin for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross margin	(8.2)%	(35.0)%	(8.0)%	(37.6)%
Depreciation and amortization in cost of sales	45.4	56.4	45.1	57.7
Less: Share-based compensation and other	0.0	0.0	0.0	0.0
Adjusted gross margin	37.2%	21.4%	37.1%	20.1%

During the third quarter of 2021, the Company changed its presentation of certain costs that were included as a component of cost of sales in previous periods. The Company now presents these costs as a component of general and administrative expenses. The following is a reconciliation of the previous and current presentation of cost of sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Cost of sales, under previous method[1]	$11,582	$7,548	$21,617	$14,288
Reclassification	(1,762)	(1,091)	(3,497)	(2,023)
Cost of sales, as reported	$9,820	$6,457	$18,120	$12,265
[1]	The three and six months ended June 30, 2021 are presented as previously reported.

The following unaudited table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income (loss)	$16,997	$(18,421)	$(38,269)	$(35,032)
Adjustments:
Depreciation, net of capital-build amortization	4,170	2,749	7,687	5,230
Amortization	3,564	2,147	6,929	4,294
Accretion	499	354	958	683
Interest income	(636)	(1)	(691)	(1)
Interest expense	13	1,039	13	1,915
State income tax	17	—	22	—
EBITDA	24,624	(12,133)	(23,351)	(22,911)
Share-based compensation	7,042	531	10,548	1,010
Loss on disposal of property and equipment	1,879	116	2,889	347
Unrealized loss (gain) on equity securities	150	(175)	405	(577)
Bad debt expense	35	98	151	168
Change in fair value of earnout liability	(4,891)	—	(2,627)	—
Change in fair value of warrant liability	(48,712)	—	(25,839)	—
Nonrecurring costs	36	554	(189)	1,175
Adjusted EBITDA	$(19,837)	$(11,009)	$(38,013)	$(20,788)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Receipts
Total revenues	$9,076	$4,783	$16,776	$8,914
Change in deferred revenue[1]	(11)	225	(572)	20,778
Total Receipts	$9,065	$5,008	$16,204	$29,692
Year-over-year percentage change in total Receipts	81%		(45)%
1	Change in deferred revenue for the six months ended June 30, 2021 includes the first payment received in March 2021 of $20.0 million under one of EVgo’s OEM agreements.

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of June 30, 2022, EVgo had a cash, restricted cash and cash equivalents balance of $345.0 million and working capital of $326.5 million. As of December 31, 2021, EVgo had a cash, restricted cash and cash equivalents balance of $485.2 million and working capital of $459.5 million. The Company’s net cash outflow for the six months ended June 30, 2022 was $140.2 million. EVgo believes its cash on hand as of June 30, 2022 is sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

To date, EVgo’s primary sources of liquidity have been cash flows from the CRIS Business Combination, government grants, strategic relationships with OEMs and loans and equity contributions from its previous owners. EVgo’s primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers, and capital expenditures (including property and equipment). EVgo’s principal uses of cash in recent periods have been funding its operations and investing in capital expenditures, including the purchase of EV chargers for installation.

In July 2022, EVgo entered into the Delta Charger Supply Agreement and the Purchase Order with Delta, pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta from time to time in specified quantities at certain delivery dates over a period of four years. EVgo is obligated to purchase at least 1,000 chargers (which will enable the construction of 2,000 stalls) pursuant to the Delta Charger Supply Agreement and the Purchase Order with the option, at EVgo’s election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, EVgo will receive delivery of 600 chargers in the 11 months following July 12, 2022 and is required to make full payment on such chargers within sixty (60) days of receipt. EVgo’s obligations under the Purchase Order are take-or-pay obligations; however, EVgo’s liability is capped at a maximum of the greater of $30.0 million or 50% of the value of any outstanding firm orders. EVgo entered into the Delta Charger Supply Agreement and Purchase Order in order to meet its obligations under the Pilot Infrastructure Agreement, other potential contractual commitments and its own needs and intends to fund the capital expenditure required under the Delta Charger Supply Agreement and Purchase Order with proceeds from the Pilot Infrastructure Agreement as well as cash on hand.

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

Cash Flows

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Cash flows used in operating activities	$(38,370)	$(1,357)
Cash flows used in investing activities	(106,836)	(23,341)
Cash flows provided by financing activities	5,032	18,185
Net decrease in cash, restricted cash and cash equivalents	$(140,174)	$(6,513)

Operating Activities. Cash used in operating activities for the six months ended June 30, 2022 was $38.4 million compared to cash used by operating activities of $1.4 million during the six months ended June 30, 2021. The year-over-year change was primarily due to a decrease of $21.4 million in cash inflows from deferred revenue and cash loss from operations of $15.8 million. Offsetting these decreases were $3.5 million of increased cash inflows related to prepaid expenses and other current and noncurrent assets and $1.5 million of increased cash inflows from receivables from related parties.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2022 was $106.8 million, relating to $34.7 million for purchases of investments in various debt securities and $72.3 million of property, equipment and software, which was primarily comprised of costs for construction in process and charging equipment. During the six months ended June 30, 2021, cash used in investing activities was $23.3 million related to purchases of property and equipment, comprised of charging equipment and costs for construction in process.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2022 was $5.0 million, primarily comprised of proceeds from capital-build funding. Cash provided by financing activities for the six months ended June 30, 2021 was $18.2 million, consisting principally of proceeds from, and payments on, the related party note payable.

Working Capital. EVgo’s working capital as of June 30, 2022 was $326.5 million, compared to a $459.5 million as of December 31, 2021. During the six months ended June 30, 2022, EVgo’s cash balance decreased by $140.2 million, receivables from related party decreased $1.5 million, prepaid expenses decreased by $4.1 million and accrued liabilities increased by $16.3 million. The decrease in assets was offset by purchase of short-term available-for-sale investments of $27.8 million.

Critical Accounting Policies and Estimates

The discussion and analysis of EVgo’s financial condition and results of operations is based upon EVgo’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of EVgo’s financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Managements bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively. The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements as of and for the fiscal years ended December 31, 2021 and 2020, included in the Company’s Annual Report.

There have been no significant changes to EVgo’s critical accounting policies other than the implementation of a comprehensive new lease standard during the six months ended June 30, 2022. See “Part I, Item 1. Financial Statements – Note 5 – Lease Accounting” for further information on EVgo’s accounting policies related to the implementation of the comprehensive new lease standard.

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

EVgo, with the participation of its chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of the Company’s disclosure controls and procedures and determined that such controls were not effective at a reasonable assurance level as of June 30, 2022 due to material weaknesses in its internal control over financial reporting described below.

Notwithstanding these material weaknesses, EVgo has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with GAAP.

Material Weakness Remediation Plan

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. During the three months ended June 30, 2022, the Company identified multiple control deficiencies aggregating to a material weakness in the retail charging revenue cycle. The deficiencies resulted from ineffective control over the completeness and accuracy of retail charging revenue transactions combined with complexity in managing the high volume, low dollar value nature of such transactions. As previously described in the Company’s Annual Report under the section titled “Risk Factors,” EVgo has determined that the Company had material weaknesses in its internal control over financial reporting.  Specifically, material weaknesses were identified with respect to segregation of duties and review; account reconciliations, preparation of supporting documentation and analysis; effective review of technical accounting matters; separate review and approval of journal entries; and review of key inputs for estimates of asset retirement obligations. As of December 31, 2021, EVgo remediated the material weakness related to the review and approval of journal entries.

In order to address the remaining identified material weaknesses, the Company has established a remediation plan which includes the following measures:

●	Increasing resources within its organization, including the expansion of its accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weaknesses;
●	Documenting existing, and implementing additional, internal controls over financial reporting;
●	Engaging external consultants to assist with documentation of its existing internal controls over financial reporting and identification of control gaps, including the existing material weaknesses, to be remediated;
●	Implementing additional training programs for the finance and accounting staff related to the requirements of being a public company and internal controls over financial reporting; and
●	Developing a comprehensive plan to address deficiencies in the retail charging revenue cycle.

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

Changes in Internal Control Over Financial Reporting

In connection with the preparation of the audited consolidated financial statements of EVgo Holdco as of and for the year ended December 31, 2019, material weaknesses were identified in the Company’s internal control over financial reporting. Certain of these material weaknesses continued during the six months ended June 30, 2022 and have not yet been fully remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of EVgo’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. See the section entitled “Risk Factors— Financial, Tax and Accounting-Related Risks—EVgo has identified material weaknesses in its internal control over financial reporting. If EVgo is unable to remediate these material weaknesses, or if EVgo identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal control over financial reporting, this may result in material misstatements of EVgo’s consolidated financial statements or cause the Company to fail to meet EVgo’s periodic reporting obligations” in the Company’s Annual Report.

Other than as discussed above, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. Public comments were due by June 17, 2022 and the SEC is currently finalizing the new rules and is expected to be effective in December 2022. At this time, EVgo cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, EVgo could incur increased costs relating to the assessment and disclosure of climate-related risks and costs related to greenhouse gas emissions accounting and disclosures regarding EVgo’s use of renewable energy certificates. EVgo may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed.

EVgo will be required to install a substantial number of charger stalls under EVgo’s agreement with Pilot Company and GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from Pilot Company and may be required to pay liquidated damages, which may be significant.

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain milestones over two biennial periods measured by the number of chargers installed and charger sites serviced, and Pilot Company is required to make certain payments each month based on the progress of construction at each charger site and for each charger procured. Under the Pilot Infrastructure Agreement, EVgo is required to install approximately 500 chargers at 300 charger sites during the first two-year period and will be required to install approximately 500 chargers at an additional 200 to 250 charger sites during the second two-year period. EVgo may not be able to meet the charger installation milestones and may be subject to liquidated damages, modifications to the Pilot Infrastructure Agreement or termination of the Pilot Infrastructure Agreement.

Subject to certain excusable events, if EVgo is unable to meet its charger installation obligations in either of the two biennial periods, Pilot Company may be entitled to liquidated damages. Furthermore, depending on the length of the delay, Pilot Company may remove the charger site from the portfolio without designating a replacement charger site.

The Pilot Infrastructure Agreement is subject to early termination for several reasons including: (a) at Pilot Company’s election after 1,000 charging stalls (500 chargers) have been completed, subject to certain payments to EVgo, (b) the inability of EVgo to secure certain charger types in specified circumstances and (c) a material increase in the price of chargers due to a change in law.

EVgo is committed to purchasing a large amount of chargers under the Delta Charger Supply Agreement and Purchase Order requiring significant capital expenditures, some of which may not be immediately offset by payment by EVgo’s counterparty under the Pilot Infrastructure Agreement.

EVgo entered into the Delta Charger Supply Agreement and Purchase Order in order to meet the charger requirements of the Pilot Infrastructure Agreement. Pursuant to the Delta Charger Supply Agreement and Purchase Order, EVgo will purchase a minimum of 1,000 chargers (which will enable the construction of 2,000 stalls) from Delta over a period of four years with the option, at EVgo’s election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, EVgo is to receive delivery of the 600 chargers in the 11 months following July 12, 2022 and is required to make full payment on such chargers within 60 days of receipt.

If the counterparty under the Pilot Infrastructure Agreement does not meet its obligation to pay for chargers or the Pilot Infrastructure Agreement is otherwise terminated, EVgo’s cash flows may be negatively impacted by its obligation to continue to purchase chargers from Delta under the Purchase Order.

EVgo depends on a limited number of vendors for charging equipment, including Delta. The inability of Delta to fulfill its requirements under the Delta Charger Supply Agreement and Purchase Order will require EVgo to find an alternative supplier in order to meet its commitments under the Pilot Infrastructure Agreement which may not be available or may be at significantly higher cost.

Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the cost of our charging equipment, other goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise.

The U.S. inflation rate has been steadily increasing since 2021 and into 2022. These inflationary pressures may result in increases to the costs of our charging equipment and personnel, which would in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.

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

Date: August 10, 2022

EVgo Inc.

By:	/s/ Cathy Zoi
Name:	Cathy Zoi
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Olga Shevorenkova
Name:	Olga Shevorenkova
Title:	Chief Financial Officer
(Principal Financial Officer)