Form 10-Q
period 2022-09-30
EVgo Inc.
filed 2022-11-04
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A common stock, $0.0001 par value per share	EVGO	The Nasdaq Global Select Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	EVGOW	The Nasdaq Global Select Market

As of October 28, 2022, there were 69,359,004 shares of the registrant’s Class A common stock, $.0001 par value per share, and 195,800,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting EVgo’s performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “plan,” “objective,” “seek,” “grow,” “possible,” “potential,” “outlook,” “forecast,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in EVgo’s filings with the Securities and Exchange Commission (the “SEC”). Moreover, EVgo operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for EVgo to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements EVgo may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:

●	changes adversely affecting EVgo’s business;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or further disruptions in the capital and credit markets;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	competition from existing and new competitors;
●	the growth of the electric vehicle (“EV”) market;
●	EVgo’s ability to expand into new service markets, grow its customer base, and manage its operations;
●	EVgo’s ability to develop new features and functionality that meet market needs and achieve market acceptance;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third-party contractors to provide various services and hardware;
●	EVgo’s ability to obtain additional capital on commercially reasonable terms;
●	supply chain disruptions, inflation and other increases in expenses, including due to the impacts of COVID-19;
●	safety and environmental requirements that may subject EVgo to unanticipated liabilities;
●	any current, pending or future legislation, regulators or policies that could impact EVgo’s business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs;
●	partnerships with Site Hosts (defined below), original equipment manufacturers (“OEMs”), fleet operators and suppliers;
●	EVgo’s ability to maintain, protect and enhance EVgo’s intellectual property;

●	general economic or political conditions, including the armed conflict in Ukraine, the impact of COVID-19 and continued inflation and the associated changes in monetary policy; and
●	other factors detailed under the section entitled “Part II. Item 1A, Risk Factors” and in EVgo’s periodic filings with the Securities and Exchange Commission (the “SEC”).

EVgo’s SEC filings are available publicly on the SEC’s website at www.sec.gov. The forward-looking statements contained in this Quarterly Report are based on EVgo’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting EVgo will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond EVgo’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of EVgo’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements in this Quarterly Report and in any document incorporated herein by reference should not be relied upon as representing EVgo’s views as of any subsequent date, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
(in thousands)	(unaudited)
Assets
Current assets
Cash and restricted cash	$300,680	$484,881
Accounts receivable, net of allowance of $773 and $718 as of September 30, 2022 and December 31, 2021, respectively	6,545	2,559
Accounts receivable, capital-build	8,957	9,621
Receivable from related party	—	1,500
Prepaid expenses	4,797	6,395
Other current assets	1,831	1,389
Total current assets	322,810	506,345
Property, equipment and software, net	264,465	133,282
Operating lease right-of-use assets	44,507	—
Restricted cash	300	300
Other assets	2,553	3,115
Intangible assets, net	63,516	72,227
Goodwill	31,052	31,052
Total assets	$729,203	$746,321

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$3,665	$2,946
Payables to related parties	24	—
Accrued liabilities	46,050	27,078
Operating lease liabilities, current	4,701	—
Deferred revenue, current	9,479	5,144
Customer deposits	9,797	11,592
Other current liabilities	611	111
Total current liabilities	74,327	46,871
Operating lease liabilities, noncurrent	38,326	—
Earnout liability, at fair value	3,883	5,211
Asset retirement obligations	16,478	12,833
Capital-build liability	25,617	23,169
Deferred revenue, noncurrent	20,918	21,709
Warrant liability, at fair value	33,480	48,461
Other liabilities	—	146
Total liabilities	213,029	158,400

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2022	2021
(in thousands, except share data)	(unaudited)
Redeemable noncontrolling interest	1,548,778	1,946,252

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 68,665,545 and 68,020,630 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of September 30, 2022 and December 31, 2021, respectively	7	7
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 195,800,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	20	20
Accumulated deficit	(1,032,631)	(1,358,358)
Total stockholders’ deficit	(1,032,604)	(1,358,331)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$729,203	$746,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$10,509	$6,181	$27,285	$14,533
Revenue from related party	—	—	—	562
Total revenue	10,509	6,181	27,285	15,095
Cost of revenue	8,530	4,814	19,095	11,927
Depreciation and amortization	5,187	3,020	12,742	8,172
Cost of sales	13,717	7,834	31,837	20,099
Gross loss	(3,208)	(1,653)	(4,552)	(5,004)

General and administrative	32,322	20,882	89,928	46,227
Depreciation, amortization and accretion	4,516	3,394	12,535	8,448
Total operating expenses	36,838	24,276	102,463	54,675
Operating loss	(40,046)	(25,929)	(107,015)	(59,679)

Interest expense	(8)	—	(21)	—
Interest expense, related party	—	(11)	—	(1,926)
Interest income	1,636	33	2,327	34
Other (expense) income, net	(347)	(143)	(769)	489
Change in fair value of earnout liability	(1,299)	3,695	1,328	3,695
Change in fair value of warrant liability	(10,858)	45,946	14,981	45,946
Total other (expense) income, net	(10,876)	49,520	17,846	48,238
Loss (income) before income tax expense	(50,922)	23,591	(89,169)	(11,441)
Income tax expense	—	—	(22)	—
Net (loss) income	(50,922)	23,591	(89,191)	(11,441)
Less: net (loss) income attributable to redeemable noncontrolling interest	(37,704)	17,461	(66,053)	(17,571)
Net (loss) income attributable to Class A common stockholders	$(13,218)	$6,130	$(23,138)	$6,130

Net (loss) income per share to Class A common stockholders, basic	$(0.19)	$0.09	$(0.33)	$0.09
Net (loss) income per share to Class A common stockholders, diluted	$(0.19)	$0.09	$(0.33)	$0.09

Net (loss) income	$(50,922)	$23,591	$(89,191)	$(11,441)
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities	47	—	—	—
Comprehensive (loss) income	(50,875)	23,591	(89,191)	(11,441)
Less: comprehensive (loss) income attributable to redeemable noncontrolling interest	(37,669)	17,461	(66,053)	(17,571)
Comprehensive (loss) income attributable to Class A common stockholders	$(13,206)	$6,130	$(23,138)	$6,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ and Member’s Equity (Deficit)

(unaudited)

	For the Nine Months Ended September 30, 2022
							Accumulated
					Additional		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	68,021	$7	195,800	$20	$—	$(1,358,358)	$—	$(1,358,331)
Share-based compensation	—	—	—	—	2,999	—	—	2,999
Warrants exercised and release of warrant liability	0	0	—	—	2	—	—	2
Issuance of stock under share-based compensation plans, including income tax effect	248	0	—	—	0	—	—	0
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(3,001)	(609,095)	—	(612,096)
Net loss[1]	—	—	—	—	—	(14,399)	—	(14,399)
Balance, March 31, 2022	68,269	7	195,800	20	—	(1,981,852)	—	(1,981,825)
Share-based compensation	—	—	—	—	6,582	—	—	6,582
Warrants exercised and release of warrant liability	0	0	—	—	1	—	—	1
Issuance of stock under share-based compensation plans, including income tax effect	309	0	—	—	0	—	—	0
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(47)	(47)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	1,354,074	—	1,354,074
Net income[2]	—	—	—	—	—	4,479	—	4,479
Balance, June 30, 2022	68,578	7	195,800	20	6,583	(623,299)	(47)	(616,736)
Share-based compensation	—	—	—	—	6,450	—	—	6,450
Issuance of stock under share-based compensation plans, including income tax effect	88	0	—	—	0	—	—	0
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	47	47
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(13,033)	(396,114)	—	(409,147)
Net loss[3]	—	—	—	—	—	(13,218)	—	(13,218)
Balance, September 30, 2022	68,666	$7	195,800	$20	$—	$(1,032,631)	$—	$(1,032,604)

1 Excludes $40.9 million of net loss attributable to redeemable noncontrolling interest.

2 Excludes $12.5 million of net income attributable to redeemable noncontrolling interest.

3 Excludes $37.7 million of net loss attributable to redeemable noncontrolling interest.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ and Member’s Equity (Deficit) (continued)

(unaudited)

	For the Nine Months Ended September 30, 2021
							Additional		Stockholders’ /
	LLC Interests		Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Member’s
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020 (as previously reported)	—	$136,348	—	$—	—	$—	$929	$(47,790)	$89,487
Retroactive application of recapitalization	195,800	—	—	—	—	—	—	—	—
Balance, December 31, 2020 (as adjusted)	195,800	136,348	—	—	—	—	929	(47,790)	89,487
Share-based compensation	—	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	—	(16,610)	(16,610)
Balance, March 31, 2021	195,800	136,348	—	—	—	—	1,409	(64,400)	73,357
Share-based compensation	—	—	—	—	—	—	531	—	531
Net loss	—	—	—	—	—	—	—	(18,422)	(18,422)
Balance, June 30, 2021	195,800	136,348	—	—	—	—	1,940	(82,822)	55,466
Equitization of note payable, related party	—	59,590	—	—	—	—	—	—	59,590
CRIS Business Combination, net of expenses	(195,800)	(195,938)	67,299	7	195,800	20	234,175	—	38,264
Share-based compensation	—	—	—	—	—	—	3,750	—	3,750
Vesting of earnout shares	—	—	719	0	—	—	10,853	—	10,853
Net income[1]	—	—	—	—	—	—	—	6,130	6,130
Fair value adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	(250,718)	(890,319)	(1,141,037)
Balance, September 30, 2021	—	$—	68,018	$7	195,800	$20	$—	$(967,011)	$(966,984)

1 Excludes $17.5 million of net income attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(89,191)	$(11,441)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	25,277	16,620
Net loss on disposal of property and equipment	4,618	639
Share-based compensation	17,441	5,293
Interest expense, related party	—	1,926
Change in fair value of earnout liability	(1,328)	(3,695)
Change in fair value of warrant liability	(14,981)	(45,946)
Other	521	454
Changes in operating assets and liabilities
Accounts receivable, net	(3,987)	(3,505)
Receivables from related parties	1,500	(71)
Prepaid expenses and other current and noncurrent assets	840	(5,188)
Operating lease assets and liabilities, net	(1,082)	—
Accounts payable	(45)	(204)
Payables to related parties	24	458
Accrued liabilities	1,567	2,321
Deferred revenue	3,544	20,943
Customer deposits	(1,795)	4,641
Other current and noncurrent liabilities	(260)	(1,042)
Net cash used in operating activities	(57,337)	(17,797)
Cash flows from investing activities
Purchases of property, equipment and software	(133,885)	(39,679)
Proceeds from insurance for property losses	729	—
Purchases of investments	(37,332)	—
Proceeds from sale of investments	37,166	—
Acquisition of business, net of cash received	—	(22,762)
Net cash used in investing activities	(133,322)	(62,441)
Cash flows from financing activities
Proceeds from CRIS Business Combination	—	601,579
Proceeds from note payable, related party	—	24,000
Payments on note payable, related party	—	(5,500)
Proceeds from exercise of warrants	3	—
Capital-build funding, net	6,864	1,516
Payment of transaction costs for CRIS Business Combination	—	(28,143)
Payment of deferred transaction costs	(409)	—
Net cash provided by financing activities	6,458	593,452
Net (decrease) increase in cash and restricted cash	(184,201)	513,214
Cash and restricted cash, beginning of period	485,181	7,914
Cash and restricted cash, end of period	$300,980	$521,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Supplemental disclosure of noncash investing and financing activities
Accrued transaction costs	$152	$300
Asset retirement obligations incurred	$2,841	$1,671
Non-cash increase in accounts receivable, capital-build and capital-build liability	$6,199	$4,228
Purchases of property and equipment in accounts payable and accrued liabilities	$32,939	$10,848
Reclassification of contingent earnout liability to equity upon triggering event	$—	$10,853
Contingent earnout liability recognized upon closing of CRIS Business Combination	$—	$18,278
Conversion of note payable, related party, to equity	$—	$59,590
Reclassification of redeemable noncontrolling interest on CRIS Close Date	$—	$436,739
Fair value adjustment to redeemable noncontrolling interest	$332,831	$1,141,037

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

COVID-19 Outbreak

The global outbreak of COVID-19 has resulted in significant volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities, which has led to overall reduced economic activity. This disruption contributed to reduced network throughput on EVgo’s chargers. The COVID-19 pandemic also impacted the Company’s operations through construction delays and supply chain and shipping constraints. EVgo also experienced delays in its negotiations with commercial or public-entity property owners, landlords and/or tenants (collectively, the “Site Hosts”) as they devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments, EVgo is required to adhere to a construction schedule over specific timeframes. Those timelines were impacted due to delays associated with COVID-19, and it is possible that the ongoing pandemic could continue to impact these timelines in the future.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

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

Concentration of Business and Credit Risk

The Company maintains its cash accounts in a commercial bank. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation up to $250,000. At various times, the Company has uninsured balances. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash. The Company mitigates its risk with respect to cash by maintaining its deposits at high-quality financial institutions and monitoring the credit ratings of those institutions.

The Company had three customers that comprised 36.2% of the Company’s total accounts receivable as of September 30, 2022. The Company had two customers that comprised 32.4% of the Company’s total accounts receivable as of December 31, 2021. For the nine months ended September 30, 2022 and 2021, one customer represented 17.2% and one customer represented 12.0% of total revenue, respectively.

For the three and nine months ended September 30, 2022, EVgo had three vendors that provided 87.3% and 78.3%, respectively, of total charging equipment and services to the Company. For the three and nine months ended September 30, 2021, EVgo had one vendor that provided 11.0% and 13.0%, respectively, of total charging equipment and services to the Company.

Cash and Restricted Cash

Cash and restricted cash include cash held in cash depository accounts in major banks in the U.S. and are stated at cost. The Company does not hold any highly liquid assets that can be considered cash equivalents. Cash that is held by a major bank and has restrictions on its availability to the Company is classified as restricted cash.

The Company had unused letters of credit of $0.7 million as of September 30, 2022 and December 31, 2021, associated with the construction of its charging stations and in connection with one of its operating leases. Cash balances collateralizing these letters of credit are considered restricted cash.

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

All of the Company’s available-for-sale debt securities were sold during the three months ended September 30, 2022, resulting in a realized loss of $0.2 million. Prior to the sale, EVgo’s investment portfolio primarily included corporate debt securities, asset backed securities, U.S. government treasury securities, certificates of deposit and commercial paper.

Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 842. ASC 842 requires lessees to report most leases as assets and liabilities on the balance sheet. The Company adopted ASC 842 effective January 1, 2022, using the modified retrospective transition method as allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements, which includes the ability for the Company to recognize the cumulative effect of the adoption being recorded as an adjustment to retained earnings on the adoption date. The Company elected to apply the package of practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. The Company also elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a right-of-use asset or lease liability. As of the adoption date, the Company recorded operating lease right-of-use assets and operating lease liabilities of $19.1 million and $18.4 million, respectively. The difference between the right-of-use assets and lease liabilities was primarily due to existing prepaid and accrued rent balances. There was no impact to opening accumulated deficit as a result of the Company’s adoption of the guidance. The adoption of this standard for both lessee and lessor accounting did not materially impact the Company’s condensed consolidated statements of cash flows or operating loss in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 5 for additional information.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The amendments in ASC 326 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 326. For public companies that are considered “smaller reporting companies” as defined by the SEC, ASC 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the potential impact of adopting this guidance in the first quarter of 2023 on its condensed consolidated financial statements.

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

The following unaudited pro forma financial information presents consolidated revenue and net loss for the periods indicated as if the PlugShare acquisition had occurred on January 1, 2021:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2021	2021
Pro forma revenue	$6,322	$16,031
Pro forma net income (loss)	$23,738	$(14,488)

The above unaudited pro forma results have been calculated by combining the historical results of the Company and PlugShare, as if the acquisition had occurred as of the beginning of the earliest period presented in the Company’s condensed consolidated financial statements and exclude the impact of acquisition-related expenses. The pro forma table above also includes estimates for additional depreciation, amortization and accretion related to the fair values of property, plant and equipment, intangible assets, capital-build liability, and asset retirement obligations that were included as the basis of those assets acquired and liabilities assumed in the business acquisition. Pro forma net loss was adjusted to exclude acquisition-related costs incurred during the periods presented. No other material pro forma adjustments were deemed necessary. The pro forma financial information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

Note 4 – Revenue Recognition

The table below presents a disaggregation of EVgo’s revenue for the three and nine months ended September 30, 2022 and 2021:

Disaggregation of Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Charging revenue, retail	$5,176	$3,203	$13,067	$7,505
Charging revenue, OEM	252	151	592	633
Charging revenue, commercial	678	688	2,041	1,725
Network revenue, OEM	448	351	1,825	1,158
Ancillary revenue	2,777	1,104	5,076	2,147
Regulatory credit sales	1,178	684	4,684	1,927
Total revenue	$10,509	$6,181	$27,285	$15,095

The following table provides information about contract assets and liabilities from contracts with customers:

	September 30,	December 31,
(in thousands)	2022	2021
Contract assets	$1,837	$32
Contract liabilities	$40,194	$38,445

The following table provides the activity for contract liabilities during the period presented:

Nine Months Ended
September 30,
(in thousands)	2022
Balance as of December 31, 2021	$38,445
Additions	7,284
Recognized in revenue	(4,375)
Marketing activities	(1,160)
Balance as of September 30, 2022	$40,194

It is anticipated that deferred revenue as of September 30, 2022, excluding variable consideration allocated entirely to wholly unsatisfied performance obligations, will be recognized for the years ending December 31, as follows:

(in thousands)
2022	$622
2023	2,189
2024	3,178
2025	5,989
2026	11,119
$23,097

ASC 606 does not require disclosure of, and the table above does not include, the transaction price allocated to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to wholly unsatisfied performance obligations is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of September 30, 2022 and December 31, 2021, there was $7.3 million and $22.9 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

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

The Company’s lease agreements primarily require lease payments based on a minimum annual rental amount. In addition to minimum lease payments, the Company’s lease agreements may contain variable lease payments based on revenue sharing or inflation adjustments. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for all asset classes. Lease liabilities are recognized at the present value of the fixed lease payments using an implicit rate and, if not available, an incremental borrowing rate based on estimated collateralized borrowings available to the Company. The Company incurs initial direct costs and receives landlord incentives that increase or decrease the calculated right-of-use asset, respectively. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company expenses variable lease payments as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company has not entered into any finance leases.

As a lessor, the Company has entered into agreements to lease charging equipment, charging stations and other technical installations or sublease properties leased from Site Hosts to third parties. The Company, at the inception of a lease contract, determines if it is an operating, sales-type or direct financing lease. The leases generally provide for fixed monthly payments and sometimes include provisions for contingent variable rent based on the number of charging sessions and minutes used, which are recognized when earned. Fixed payments received under lease agreements for operating leases are recognized on a straight-line basis over the lease term and are reported in revenue in the condensed consolidated statements of operations and comprehensive income (loss).

Lessee Accounting

The Company has entered into agreements with Site Hosts, which allow the Company to operate the charging stations on the Site Hosts’ property. Additionally, the Company leases offices and laboratory space under agreements with third-party landlords. The agreements with the Site Hosts and landlords are deemed to be operating leases. Original lease terms range from one to 15 years and certain leases contain renewal options that can extend the term for an additional one to 10 years. The Company has not entered into any finance leases.

The Company has estimated operating lease commitments of $48.0 million for leases where the Company has not yet taken possession of the underlying asset as of September 30, 2022. As such, the related operating lease right-of-use assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of September 30, 2022.

For the three and nine months ended September 30, 2022, the Company’s lease costs consisted of the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2022	2022
Operating lease costs[1]
Cost of sales	$824	$1,915
Selling, general and administrative expenses	1,036	2,316
Variable lease costs
Cost of sales	122	309
Selling, general and administrative expenses	34	70
Short-term lease costs	24	68
	$2,040	$4,678

1 Rental expense for operating leases was $0.7 million and $1.8 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the maturities of operating lease liabilities for the years ending December 31, are as follows:

(in thousands)
2022	$1,670
2023	8,076
2024	7,483
2025	6,545
2026	6,024
2027	5,381
Thereafter	26,453
Total undiscounted operating lease payments	61,632
Less: imputed interest	(18,605)
Total discounted operating lease liabilities	$43,027

The following table shows future minimum payments under noncancellable operating leases with initial terms of greater than one year, based on the expected due dates of the various installments as of December 31, 2021, as previously reported in the Company’s Annual Report, prior to the adoption of ASC 842:

(in thousands)
2022	$3,486
2023	3,515
2024	2,987
2025	2,093
2026	1,767
Thereafter	5,570
$19,418

Other supplemental information, as of September 30, 2022, consisted of the following:

September 30,
2022
Weighted-average remaining lease term	8.9 years
Weighted-average discount rate	7.86%

Other supplemental cash flow information, for the nine months ended September 30, 2022, consisted of the following:

(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$4,106
Right-of-use assets obtained in exchange for new operating lease liabilities	$26,548

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

For the three and nine months ended September 30, 2022, the Company’s lease income consisted of the following components:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2022	2022
Operating lease income:
Fixed lease income	$152	$616
Variable lease income	106	404
Sublease income	99	117
Total lease income[1]	$357	$1,137

1 Lease income was $0.9 million and $1.4 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the Company’s fiscal years ending December 31, were as follows:

(in thousands)
2022	$356
2023	1,422
2024	1,110
2025	485
2026	242
$3,615

The components of charging equipment and charging stations leased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, were as follows as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Charging station equipment and construction costs	$2,532	$4,114
Less: accumulated depreciation	(419)	(815)
	$2,113	$3,299

Note 6 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Construction in process	$91,181	$39,116
Charging equipment	13,988	8,611
Charging station equipment	67,258	42,799
Charging station installation costs	111,712	63,932
Land	10,489	—
Software	12,479	5,295
Office equipment, vehicles and other	1,462	846
	308,569	160,599
Less accumulated depreciation and amortization	(44,104)	(27,317)
Total property, equipment and software, net	$264,465	$133,282

Depreciation and amortization expense consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Cost of sales
Depreciation of property and equipment	$6,508	$4,048	$16,493	$10,829
Amortization of capital-build liability	(1,321)	(1,028)	(3,751)	(2,657)
General and administrative expenses
Depreciation of property and equipment	88	59	221	136
Amortization of software	1,011	—	2,132	—
	$6,286	$3,079	$15,095	$8,308

Losses on disposal of property and equipment, which are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss), were $1.7 million and $4.6 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2021, respectively.

Note 7 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of September 30, 2022:

	September 30, 2022
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Trade name	$5,000	$(772)	$4,228	13.8 years
Site Host relationships	41,500	(9,371)	32,129	9.3 years
Customer relationships	19,000	(11,069)	7,931	2.0 years
Developed technology	14,000	(2,401)	11,599	11.8 years
User base	11,000	(3,371)	7,629	2.8 years
	$90,500	$(26,984)	$63,516

Amortization of intangible assets for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Amortization of intangible assets	$2,904	$2,951	$8,711	$7,246

Note 8 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis.

Accretion expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Accretion expense	$513	$384	$1,471	$1,066

Asset retirement obligation activity for the nine months ended September 30, 2022 was as follows:

(in thousands)
Beginning balance	$12,833
Liabilities incurred	2,841
Accretion expense	1,471
Change in estimate	(51)
Liabilities settled	(616)
Ending balance	$16,478

Note 9 – Commitments and Contingencies

Pilot Infrastructure Agreement

On July 5, 2022, EVgo entered into a charging infrastructure agreement (the “Pilot Infrastructure Agreement”) and an operations and maintenance agreement (the “Pilot O&M”) with Pilot Travel Centers LLC (“Pilot Company”) and General Motors LLC (“GM”) to build, operate, and maintain up to 2,000 stalls served by DC chargers that Pilot Company will own. The stalls will be located at approximately 500 Pilot Company sites across more than 40 states.

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

Delta Charger Supply Agreement and Purchase Order

On July 12, 2022, EVgo entered into a General Terms and Conditions for Sale of EV Charger Products (the “Delta Charger Supply Agreement”) with Delta Electronics, Inc. (“Delta”), including an initial purchase order (the “Purchase Order”), pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta in specified quantities at certain delivery dates. EVgo expects to use a portion of the chargers purchased under the Purchase Order to meet the requirements of the Pilot Infrastructure Agreement. EVgo is required to purchase a minimum of 1,000 chargers (which will enable the construction of 2,000 stalls) from Delta under the Purchase Order and may, at EVgo’s election, increase the number of chargers it purchases from Delta to 1,100.

Nissan Agreements

EVgo has executed two agreements with Nissan North America, Inc. (“Nissan”) under which EVgo has provided charger construction and installation and certain other services. Pursuant to the first agreement, entered into in March 2016 (the “Nissan 2016 Agreement”), the Company was required to support, maintain and make available at least 850 chargers through July 7, 2021, and purchasers or lessees of Nissan LEAF EVs in certain markets could receive charging services at EVgo stations or participating third-party charging stations. The Company fulfilled all build, support and maintenance obligations under the Nissan 2016 Agreement.

The second agreement between EVgo and Nissan, entered into in June 2019 (the “Nissan 2.0 Agreement”), provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. The Nissan 2.0 Agreement has been amended several times, including most recently in the fourth quarter of 2022 (the “Nissan Amendment”) to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan 2.0 Agreement, EVgo is obligated to spend a specified amount annually on joint-marketing activities that are mutually agreed-upon with Nissan. Under the charging credit program provisions in the Nissan 2.0 Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. In the event a participant does not use the entire amount of the allocated charging credit or if the annual charging credit pool is not exhausted within a specific period, a portion of the remaining dollar value of such credit rolls over to subsequent periods, and a portion is retained by the Company. The capital-build program provided for in the Nissan 2.0 Agreement requires the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). If the Company fails to meet its Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, up to 48 sites, which could result in an adjustment to the consideration received by the Company under the Nissan 2.0 Agreement. EVgo and Nissan previously agreed to amend the Nissan 2.0 Agreement to extend the installation deadlines under the Build Schedule by up to 12 months, and Nissan has waived penalties for installation delays relating to program year one.

EVgo’s ability to meet its Build Schedule obligations may be impacted by delays in permitting, slower than expected third-party approvals of certain site acquisitions, delays in utility interconnection resulting from industry adaptation to the requirements of high-powered charger installation, as well as supply chain issues. Going forward, EVgo is uncertain if these, or other potential issues in the procurement, installation, or energization of DCFC, will be resolved in a timely fashion. At this time, EVgo’s ability to meet future Build Schedule obligations may continue to be impacted by circumstances similar to those experienced during the first half of 2021, or other potential issues including, but not limited to, equipment design and procurement, timing of third-party funding agreements, and the siting, permitting, construction, energizing of DCFC or delays in releasing public grant funding.

The contract is accounted for under ASC 606, which includes performance obligations related to memberships, charging credits and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606. Nissan has the right to terminate the Nissan 2.0 Agreement, without penalty or obligation of any kind, upon 30 days’ written notice if it is unable to secure funding to make payments required under the Nissan 2.0 Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. As of September 30, 2022, Nissan has fulfilled its annual payment obligations under the Nissan 2.0 Agreement. If Nissan terminates the Nissan 2.0 Agreement due to a lack of funding, EVgo will still be required to perform the following: (i) pay any existing Build Schedule penalties due at the time of termination; (ii) meet a specified charger installation milestone of 80 chargers in certain designated markets within two years of such termination; (iii) provide an aggregate of $1.6 million in joint marketing activities; and (iv) provide $4.8 million worth of charging credits that shall continue to be administered.

Pursuant to the Nissan 2.0 Agreement, as modified by the aforementioned extensions and other amendments, EVgo is required to install an aggregate of 210 chargers by February 29, 2024. Pursuant to the current Build Schedule, EVgo is required to install 48 chargers by February 28, 2023.

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

Under the GM Agreement, EVgo is required to install a total of 3,250 chargers by December 31, 2025, 72% of which are required to be installed by December 31, 2023. Meeting these milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commission or aspects of installation of the chargers the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 93%. In addition to the capital-build program, EVgo committed to providing a certain number of new GM EV cars with an EVgo charging credit and limited time access to other EVgo services at a discounted rate.

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

As of September 30, 2022, there were approximately 3,191 stalls already in the active engineering and construction development pipeline, of which 2,840 stalls had been approved by GM. As of September 30, 2022, EVgo had 457 stalls left to install in order to meet its charger-installation milestone. EVgo is required to open to the public 607 additional stalls by December 31, 2022 or GM will have the right, if it so chooses, to send EVgo a stall count breach notice, which would trigger a cure period through December 31, 2022. EVgo may not meet the charger-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection resulting from COVID-19 and supply chain disruptions in business operations across the utility, engineering and permitting chain, as well as industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals between utilities and landowners of sites where charger stations will be located.

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

Purchase Commitments

As of September 30, 2022, EVgo had $10.7 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders.

Note 10 – Related Party Transactions

Receivable from Related Party

As of December 31, 2021, the Company had a $1.5 million receivable from EVgo Holdings pursuant to an indemnification obligation relating to a matter settled between SAF Partners II, LLC and EV Holdings Investments, LLC on January 14, 2022.

Payables to Related Parties

As of September 30, 2022, the Company owed $24,488 for tax refunds received on behalf of EVgo Holdings and EVgo Management Holdings, LLC.

Note Payable, Related Party

On January 16, 2020, EVgo Services entered into the Secured Demand Grid Promissory Note (“Demand Note”) with EVgo Holdings whereby EVgo Services funded the operations of EVgo Holdco with loans upon request at an interest rate of the Federal Reserve discount rate plus 7.0% (compounded annually) with a maturity date of January 16, 2027. The Demand Note was secured by the assets of EVgo Holdco and did not have a stated credit limit. Interest expense incurred was de minimis for the three months ended September 30, 2021 and $1.9 million for the nine months ended September 30, 2021. On July 1, 2021, the outstanding balance of the Demand Note (including accrued interest of $1.9 million) of $59.6 million was converted into equity of EVgo Services, which was contributed by EVgo Holdings to EVgo Holdco immediately thereafter in connection with the CRIS Business Combination.

Consulting Services

LS Power Equity Advisors, LLC provides consulting and corporate development services to the Company from time to time. There were no such services rendered during the three and nine months ended September 30, 2022. The Company recorded $1.3 million for consulting and corporate development services rendered by LS Power Equity Advisors, LLC to general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2021. The costs incurred after the CRIS Close Date through September 30, 2021 were de minimis.

Low Carbon Fuel Standard Credits

The Company may enter into agreements to facilitate the purchase and sale of California Low Carbon Fuel Standard (“LCFS”) credits with a subsidiary of LS Power at prevailing market prices. For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, there was no regulatory credit income recognized from related parties. For the nine months ended September 30, 2021, the Company recognized $0.6 million of such regulatory credit income, which is included in revenue from related party in the condensed consolidated statement of operations and comprehensive income (loss).

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of September 30, 2022:

		September 30,
(in thousands)	Level	2022
Earnout liability	3	$3,883
Warrant liability – Public Warrants	1	$27,655
Warrant liability – Private Placement Warrants	2	$5,825

The earnout liability was valued using a Monte Carlo simulation methodology. The warrants are accounted for as liabilities in accordance with ASC 815 and are presented as warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive income (loss). The closing price of the Public Warrants was used as the fair value as of each reporting date.

As of September 30, 2022 and December 31, 2021, the carrying values of certain accounts such as accounts receivable, accounts payable and accrued expenses were deemed to approximate their fair values due to their short-term nature. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2022 or December 31, 2021. There were no other transfers between levels of the hierarchy for the nine months ended September 30, 2022.

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022:

	Private
	Placement
	Warrant	Earnout
(in thousands)	Liability	Liability
Fair value as of December 31, 2021	$8,847	$5,211
Change in fair value of liability	(4,912)	(1,328)
Transfers out of Level 3	(3,935)	—
Fair value as of September 30, 2022	$—	$3,883

Net change in unrealized gain (loss) for instruments still held at September 30, 2022	$—	$(1,328)

The fair value of the Private Placement Warrants issued was initially measured using a Monte Carlo simulation model. As of June 30, 2022, the fair value of the Private Placement Warrants was measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

Earnout Liability

The estimated fair value of the 1,437,500 shares of Class A common stock held by the Company’s initial stockholders that are subject to potential forfeiture (the “Earnout Shares”) issued and outstanding at the closing of the CRIS Business Combination on the CRIS Close Date was $18.3 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earnout period between the CRIS Close Date and the five-year anniversary of the CRIS Close Date using the most reliable information available. On July 2, 2021, the volume-weighted average price (“VWAP”) of shares of Class A common stock equaled or exceeded $12.50 for 20 trading days within a 30-trading day period within five years of the CRIS Close Date and, as a result, 718,750 Earnout Shares valued at $10.9 million were deemed to be earned and reclassified into equity on that date. The estimated fair value of the earnout liability related to the 718,750 Earnout Shares subject to a VWAP of $15.00 (the “$15.00 Triggering Event”) originally valued at $8.8 million was remeasured to $5.2 million as of December 31, 2021 and to $3.9 million as of September 30, 2022.

Assumptions used in the valuation of the earnout liability are as follows:

September 30,
2022
Stock price	$7.91
Risk-free interest rate	4.18%
Expected term	2.8 years
Expected volatility	90.0%
Dividend rate	—%

Note 12 – Income Taxes

The Company’s provision for income taxes consists primarily of income taxes, in federal and state jurisdictions where EVgo OpCo and its subsidiaries conduct business, that are incurred by the Company as a result of the Company’s ownership interest in EVgo OpCo. For the three and nine months ended September 30, 2022 and 2021, the Company’s provision for income taxes and effective tax rate were de minimis primarily due to the Company’s current income tax benefit being offset by a change in the full valuation allowance on its deferred tax assets and a significant portion of income (loss) being allocated to a nontaxable partnership. Prior to July 1, 2021, EVgo Holdco and its subsidiaries were not taxable entities for U.S. federal income tax purposes or for any of the states in which such entities operated. On July 1, 2021, pursuant to the CRIS Business Combination, the Company acquired an interest in EVgo Holdco and its subsidiaries through EVgo OpCo, and the Company’s allocable share of EVgo OpCo’s income became subject to U.S. federal and state income taxes in jurisdictions in which EVgo OpCo and its subsidiaries operate.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance against its net deferred tax assets as of September 30, 2022 and December 31, 2021.

In addition, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties as of September 30, 2022 or December 31, 2021.

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

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. As of September 30, 2022 and December 31, 2021, no transactions have occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 14 – Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net (loss) income	$(50,922)	$23,591	$(89,191)	$(11,441)
Less: net (loss) income attributable to redeemable noncontrolling interest	(37,704)	17,461	(66,053)	(17,571)
Net (loss) income attributable to Class A common stockholders	(13,218)	6,130	(23,138)	6,130
Less: net (loss) income attributable to participating securities	(137)	64	(240)	64
Net (loss) income attributable to Class A common stockholders, basic and diluted	$(13,081)	$6,066	$(22,898)	$6,066

Denominator
Weighted average common stock outstanding	69,340	68,737	69,226	68,737
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)	(719)	(719)
Weighted average common stock outstanding, basic and diluted	68,621	68,018	68,507	68,018

Net (loss) income per share – basic and diluted	$(0.19)	$0.09	$(0.33)	$0.09

Prior to the consummation of the CRIS Business Combination, EVgo OpCo was wholly owned by EVgo Holdings. In connection with the CRIS Business Combination, EVgo Holdings contributed all of the equity interests in EVgo Holdco to EVgo OpCo in exchange for 195,800,000 EVgo OpCo Units, the Company contributed all of its assets and 195,800,000 shares of Class B common stock to Thunder Sub, Thunder Sub transferred 195,800,000 shares of Class B common stock and the right to enter into the Tax Receivable Agreement to EVgo Holdings, and Thunder Sub contributed all of its remaining assets to EVgo OpCo in exchange for EVgo OpCo Units equal to the number of shares of Class A common stock outstanding. The shares of Class B common stock owned by EVgo Holdings have been evaluated and are excluded from net income or loss per share calculations as they do not participate in earnings or loss of the Company. Therefore, retrospective application of the conversion of these ownership interests into shares of Class B common stock would not result in an appropriate or meaningful presentation of earnings (loss) per common share (“EPS”). Therefore, the EPS information presented only relates to the periods subsequent to the consummation of the CRIS Business Combination on July 1, 2021.

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

	Three and Nine Months Ended
	September 30,
(in thousands)	2022	2021
Public Warrants	14,949	11,500
Private Placement Warrants	3,149	6,600
RSUs	3,462	1,891
Stock options	375	—
	21,935	19,991

Additionally, 718,750 unvested Earnout Shares (participating securities) were excluded from the computation of diluted EPS since their vesting threshold (i.e., the $15.00 Triggering Event) had not been met as of September 30, 2022.

Note 15 – Share-Based Compensation

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, the stockholders also approved the Board of Directors-approved EVgo Inc. 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), effective March 26, 2021 (the “Effective Date”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of September 30, 2022, there were 29,435,928 shares of Class A common stock available for grant.

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

The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$28	$12	$65	$18
General and administrative	6,865	4,270	17,376	5,275
Total share-based compensation expense	$6,893	$4,282	$17,441	$5,293

Stock Options

On April 1, 2022, the Company granted stock options covering 375,428 underlying shares of Class A common stock to employees. Compensation expense related to share-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and recognized on a straight-line basis over the requisite service period. The options vest annually over a three-year period and have a term of 10 years.

The following table summarizes stock option activity for the nine months ended September 30, 2022:

			Weighted Average
	Shares Underlying	Weighted Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2021	—
Granted	375	$12.86		$—
Outstanding as of September 30, 2022	375	$12.86	9.5 years	$—

As of September 30, 2022, the Company’s unrecognized share-based compensation expense related to stock options was approximately $2.2 million, which is expected to be recognized over a period of 1.6 years. The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2022 was $8.79. No stock options were granted during the three months ended September 30, 2022 and there were no stock options vested or exercisable as of September 30, 2022.

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

Dividend yield. The Company has not declared or paid any dividends through September 30, 2022 and does not currently expect to do so in the future.

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

Restricted Stock Units

RSUs granted by EVgo typically vest annually over a period of three years from the date of grant. The fair value of RSUs is based on the closing price of the Company’s Class A common stock on the grant date. The table below represents the Company’s RSU activity under the 2021 Incentive Plan during the nine months ended September 30, 2022:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Outstanding as of December 31, 2021	1,955	$11.40
Granted	2,548	$11.51
Vested	(645)	$11.39
Forfeited	(396)	$11.92
Outstanding as of September 30, 2022	3,462	$11.42

As of September 30, 2022, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $23.1 million, which is expected to be recognized over a period of 1.5 years.

Incentive Units

Certain employees of EVgo Services have received share-based compensation in the form of units in EVgo Management that track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). The Incentive Units typically vest annually over a period of four years from the date of grant. Presented below is a summary of the activity of the Company’s Incentive Units during the nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Outstanding and expected to vest as of December 31, 2021	659	$18.19
Vested	(123)	$17.08
Forfeited	(63)	$17.00
Outstanding and expected to vest as of September 30, 2022	473	$18.64

As of September 30, 2022, there was $7.5 million of unrecognized share-based compensation expense related to unvested Incentive Units, which is expected to be recognized over a period of 1.9 years.

Note 16 – Redeemable Noncontrolling Interest

As of September 30, 2022, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a 74.0% economic ownership interest in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture), and a corresponding number of shares of Class B common stock, representing an approximately 74% voting interest in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interest for the nine months ended September 30, 2022:

(in thousands)
Balance as of December 31, 2021	$1,946,252
Net income attributable to redeemable noncontrolling interest for the period	(66,053)
Equity-based compensation attributable to redeemable noncontrolling interest during the period	1,410
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(332,831)
Balance as of September 30, 2022	$1,548,778

Note 17 – Subsequent Events

In October 2022, the Company granted 510,999 restricted stock units to employees and other service providers under the 2021 Incentive Plan. The fair value of the restricted stock units awarded was $4.0 million, which was estimated on the dates of grant based on the fair value of the Company’s Class A common stock, using similar methods and assumptions as those previously disclosed by the Company. The awards will vest based on continued service, generally over a period of three years. The grant date fair value of the awards will be recognized as share-based compensation expense over the requisite service periods.

During October 2022, EVgo entered into the Nissan Amendment. As a result of the Nissan Amendment, the timing of revenue for the charging credit programs will shift during the contract term starting in the fourth quarter of 2022. See Note 9 for additional information, including regarding changes to the capital-build program under the Nissan Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of EVgo’s consolidated results of operations and financial condition. The discussion should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and related notes thereto as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021, included elsewhere in this Quarterly Report, and the consolidated financial statements and related notes thereto as of and for the year ended December 31, 2021, contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report. Factors which could cause such differences are discussed therein.

Overview

EVgo is a key leader in charging solutions, building and operating the infrastructure and tools to expedite the mass adoption of electric vehicles for individual drivers, rideshare and commercial fleets, and businesses. Since its founding in 2010, EVgo has led the way to a cleaner transportation future, and its network has been powered by 100% renewable energy since 2019 through renewable energy certificates.

EVgo has a flexible business model that derives value through multiple revenue streams. The foundation of the Company’s business is the development and operation of EV charging sites through which it dispenses electricity to EVs driven by individuals, commercial drivers, and fleet operators. EVgo’s principal revenue stream is from the provision of charging services for EVs of all types on EVgo’s network. In addition, a variety of business-to-business commercial relationships provide EVgo with revenue or cash payments based on commitments to build new infrastructure, provide guaranteed access to charging, and offer marketing, data and software-driven services. EVgo also earns revenue from the sale of regulatory credits generated through sales of electricity and its operation and ownership of its DCFC network. EVgo believes this combination of revenue streams can drive long-term margin expansion and customer retention.

Specifically, revenue is earned through the following streams:

●	Charging Revenue, Retail: EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers, and drivers have the choice to charge as members (with monthly fees and reduced per-minute or Kilowatt-hour (“kWh”) pricing) through a subscription service, or as non-members. Drivers can locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system or third-party databases that license charger-location information from EVgo. EVgo generally installs its chargers in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide EV charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, hotels, offices, medical complexes, airports and convenience stores. EVgo believes its offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view EV charging capabilities as essential to attract tenants, employees, customers and visitors, and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through EVgo’s owner and/or operator model, as EVgo is responsible for the installation and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn additional revenue from license payments made by the Company in exchange for use of the site. EVgo also incorporates flexible ownership models through EVgo eXtend™, through which certain Site Hosts can invest in and build EV charging stations that the Site Host owns and EVgo operates.

●	Charging Revenue, OEM: EVgo is a key leader in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network, to expand EVgo’s network of owned DCFCs and to provide other related services. Other related services currently provided to OEMs by EVgo include co-marketing, data services and digital application services. EVgo views its OEM relationships as a core customer acquisition channel.
●	Charging Revenue, Commercial: High volume fleet customers, such as transportation network companies (“TNCs”) or delivery services, can access EVgo’s charging infrastructure through EVgo’s public network. Pricing for charging services is most often negotiated directly between EVgo and the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with, and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. Access to EVgo’s public network allows fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals without needing to directly invest capital in charging infrastructure or incur operating costs associated with charging equipment.

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

●	Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations including marketing activities, memberships, reservations and the expiration of unused charging credits. Marketing activities are recognized at a point in time as the services are performed, and measurement is based on amounts spent. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.
●	Ancillary Revenue: In addition to charging services on its owned network, EVgo offers a variety of software-driven digital, development and operations services to its customers, including through its PlugShare subsidiary and its eXtend offering. EVgo has a number of offerings that currently include customization of digital applications and charging data integration. EVgo currently pilots micro-targeted advertising services, smart charging reservations, loyalty programs and access to chargers behind parking lot pay gates. EVgo also offers maintenance services and development and project management services, including EVSE installation, networking and operations. In 2022, EVgo announced a major eXtend deal with the Pilot Company to deploy up to 2,000 fast charging stalls that the Pilot Company will own and EVgo will build, network, operate, and maintain. EVgo also continues to evaluate and engage on potential market opportunities beyond these business models.
●	Regulatory Credit Sales: As a charging station owner and operator, EVgo earns regulatory credits, such as Low Carbon Fuel Standard (“LCFS”) credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure program in California. These credits are generated through charging station operations based on the volume of kWh sold. EVgo earns additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.

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

The COVID-19 pandemic impacted EVgo’s operations through reduced network throughput, construction delays and supply chain and shipping constraints. EVgo also experienced delays in its Site Host negotiations as Site Hosts devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments, EVgo is required to adhere to a construction schedule over specified timeframes. Those timelines were impacted due to delays associated with COVID-19 and broader supply chain disruptions, and it is possible that the pandemic and its ongoing effects could continue to impact these timelines in the future.

More recently, Russia’s military invasion of Ukraine and the subsequent sanctions imposed on Russia, Belarus, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic have led to, and will likely continue to lead to, geopolitical instability, market uncertainty and supply disruptions. Finally, rising inflation has increased operating costs for many businesses and, together with slowing economic growth and fear of a recession, has led governments to change monetary policy in response.

The current economic environment remains uncertain, and the extent to which EVgo’s operating and financial results for future periods will be impacted by the COVID-19 pandemic, the ongoing conflict in Ukraine, increasing inflation, supply-chain disruptions, government efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time.

Government EV Initiatives

In order to encourage the use of EVs, the U.S. federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, and other financial incentives that promote EV adoption and related EV charging infrastructure. EVgo believes the increase in promotion of EVs and the installation of related EV charging infrastructure will continue in part due to the ongoing implementation of the Infrastructure Investment and Jobs Act (the “Bipartisan Infrastructure Law”) and the recently enacted Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which included extensions, expansions and revisions of various tax credits relating to EVs and EV charging infrastructure and may provide more flexibility and options in monetizing such credits. In particular, the Inflation Reduction Act (i) expanded and extended tax credits for EV charging infrastructure and new EVs while also imposing new limitations and requirements for such credits, (ii) introduced tax credits for used EVs and commercial EVs and (iii) introduced the concept of transferability for certain tax credits, providing an additional option to monetize such credits.  However, the impact of the Inflation Reduction Act cannot be known with any certainty and EVgo may not achieve any or all of the expected benefits of the Inflation Reduction Act.  States including (but not limited to) California, Colorado, Delaware, Massachusetts, New Jersey and New York also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases.

EVgo believes these regulations, combined with a shift toward car-sharing and mobility as a service offering as well as broader fleet sustainability trends, will rapidly accelerate EV adoption in the coming years.

Pilot Infrastructure Agreement

On July 5, 2022, EVgo entered into a charging infrastructure agreement (the “Pilot Infrastructure Agreement”) and an operations and maintenance agreement (the “Pilot O&M”) with Pilot Travel Centers LLC (“Pilot Company”) and General Motors LLC (“GM”) to build, operate, and maintain up to 2,000 stalls served by DC chargers that Pilot Company will own. The stalls will be located at approximately 500 Pilot Company sites across more than 40 states. Under the Pilot O&M, EVgo is required to perform operations, maintenance and networking services on stalls built and commissioned under the Pilot Infrastructure Agreement in exchange for payment of a monthly fee by Pilot to EVgo.

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

Key Components of Results of Operations

Revenue

EVgo’s revenues are generated across various business lines. The majority of EVgo’s revenue is generated from the sale of charging services, which are comprised of retail, OEM and commercial (fleet) business lines. In addition, EVgo generates ancillary revenues through the sale of data services, consumer retail services and the development and project management of third party-owned charging sites. EVgo also offers network services to OEM customers, including memberships and marketing. Finally, as a result of owning and operating the EV charging stations, EVgo earns regulatory credits such as California LCFS credits which are sold to generate additional revenue.

Revenue From Related Party

EVgo is a party to various agreements with an affiliate of LS Power for the purchase and sale of California LCFS credits at prevailing market prices.

Cost of Sales

Cost of Revenue

Cost of revenue consists primarily of energy usage fees, site operating and maintenance expenses, warranty and repair services, and site lease and rent expense associated with charging equipment.

Depreciation and Amortization

Depreciation and amortization consists of depreciation related to EVgo’s property and equipment associated with charging equipment and installation and includes the amortization of EVgo’s capital-build liabilities.

Gross Profit (Loss) and Gross Margin

 Gross profit (loss) consists of EVgo’s revenue less its cost of revenues and depreciation and amortization. Gross margin is gross profit (loss) as a percentage of revenue.

Operating Expenses

General and Administrative Expenses

 General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, customer service and network charges, office rent expense and professional services. EVgo expects its general and administrative expenses to increase in absolute dollars as it continues to grow its business but to decrease over time as a percentage of revenue. EVgo also expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and directors’ and officers’ insurance, investor relations and other professional services.

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

Operating Profit (Loss) and Operating Margin

 Operating profit (loss) consists of EVgo’s gross profit or loss less general and administrative expenses, and depreciation, amortization, and accretion in operating expenses. Operating margin is operating profit (loss) as a percentage of revenue.

Interest Expense, Related Party

 Interest expense, related party consists primarily of interest due under the Secured Demand Grid Promissory Note, dated January 16, 2020, by and between EVgo Services and EVgo Holdings (the “LS Power Note”). Pursuant to the terms of the Business Combination Agreement, the LS Power Note was cancelled immediately prior to the CRIS Close Date and converted into equity of EVgo Services, immediately followed by a contribution of such equity interest by EVgo Holdings to EVgo Holdco.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and debt securities.

Other (Expense) Income, Net

Other (expense) income, net, consists primarily of unrealized gains and losses on marketable securities.

Change in Fair Values of Warrant and Earnout Liabilities

The change in the fair values of the warrant and earnout liabilities reflects the mark-to-market adjustments associated with warrants to purchase shares of the Company’s common stock and earnout liabilities for each reporting period.

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

Number of DC Stalls on EVgo’s Network

Number of DC stalls represents the total number of DC stalls that EVgo has operational on its network (energized, inspected and commissioned). One stall can charge one vehicle at a time. There are certain configurations of EVgo sites where one DC charger is capable of charging only one vehicle at a time; all chargers at such a site are counted as one stall per one charger. There are certain configurations of EVgo sites where one DC charger is capable of charging two vehicles simultaneously; all chargers at such a site are counted as two stalls per one charger. The following table represented network throughput and the number of DC stalls on EVgo’s network:

	September 30,	September 30,
	2022	2021
Network throughput (GWh) for the three months ended	12.1	8.0
Network throughput (GWh) for the nine months ended	30.2	18.2

Number of DC stalls on EVgo network as of	2,115	1,595

Factors Affecting EVgo’s Operating Results

EVgo believes its performance and future success depend on several factors, including those discussed below and in “Part II, Item 1A., Risk Factors.”

EV Sales

EVgo’s revenue growth is directly tied to the adoption and continued acceptance and usage of passenger and commercial EVs sold, which it believes drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving, and although demand for EVs has grown in recent years, there is no guarantee of such future demand. Additionally, as demand increases, the supply must keep pace for adoption to continue to accelerate at a rapid pace. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain disruptions including but not limited to availability of certain components (e.g., semiconductors), ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; domestic content requirements or other policy constraints; availability of batteries and battery materials; availability, cost and desirability of other alternative fuel vehicles, plug-in hybrid EVs and high fuel-economy gasoline and diesel-powered vehicles; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, EVgo’s operating results may be adversely affected.

Electrification of Fleets

EVgo faces competition in the emerging fleet electrification segment, including from certain fleet customers who may opt to install and own charging equipment on their property; however, EVgo believes its unique set of offerings to fleets and its existing charging network position EVgo advantageously to win business from fleets. Fleet owners are generally more sensitive to the total cost of ownership of a vehicle than private-vehicle owners. As such, electrification of vehicle fleets may occur more slowly or more rapidly than management forecasts based on the cost to purchase, operate and maintain EVs and the general availability of such vehicles relative to those of internal combustion engine vehicles. EVgo’s, and other competitors’, ability to offer competitive charging services and value-added ancillary services may impact the cadence at which fleets electrify and may impact EVgo’s ability to capture market share in fleets. Additionally, federal, state and local government support and regulations directed at fleets (or lack thereof) may accelerate or delay fleet electrification and increase or reduce EVgo’s business opportunity. EVgo’s management is currently monitoring several key rules that may encourage fleet electrification, including California’s Advanced Clean Truck (ACT) rule and similar programs recently adopted by Massachusetts, New Jersey, New York, Oregon, and Washington, and the implementation of California’s Clean Miles Standard, as well as similar proposals in other zero emission vehicle states and potential action at the federal level.

Competition

The EV charging industry is increasingly competitive. The principal competitive factors in the industry include charger count, locations and accessibility; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; software-enabled services offering and overall customer experience; operator brand, track record and reputation; and access to equipment vendors and service providers; policy incentives; and pricing. Existing competitors may expand their product offerings and sales strategies, new competitors may enter the market and certain fleet customers may choose to install and operate their own charging infrastructure. If EVgo’s market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Government Mandates, Incentives and Programs

The U.S. federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, EVgo has historically benefitted from the availability of federal tax credits under Section 30C of the Code, which effectively subsidized the cost of placing in service EVgo’s charging stations.

The Inflation Reduction Act revised the credits under Section 30C of the Code to (i) retroactively extend the expiration of the credit as of December 31, 2021 (with such credit continuing to be capped at $30,000 per location for EV charging stations placed in service before January 1, 2023) until January 1, 2033, (ii) revised the credit structure, availability, and requirements for EV charging stations placed in service after December 31, 2022, and (iii) introduced the concept of transferability of such tax credits, providing an additional option to monetize such credits. As part of the revised credit structure and requirements for EV charging stations placed in service after December 31, 2022, the available Section 30C credit was expanded such that it is capped at $100,000 per item; however, in order to be eligible for such tax credit, EV charging stations must be installed in certain census tracts. Additionally, in order to receive the full tax credit, labor for EV charging station construction and maintenance must meet prevailing wage and apprenticeship requirements unless an exception applies, with additional clarification possible pending Department of Treasury advice and comment proceedings. There can be no assurance that the EV charging stations placed in service by EVgo will meet the revised requirements for the Section 30C credits and complying with such requirements could increase EVgo’s labor and other costs.

Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations, could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there is no assurance EVgo will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms. Further, certain of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized.  New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of EVgo’s stations. Furthermore, new tariffs and policy incentives could be put in place by the Biden Administration that favor equipment manufactured by or assembled at American factories, which may put EVgo’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or eliminating EVgo’s ability to apply or qualify for grants and other government incentives, or by disqualifying the Company from the ability to compete for certain charging infrastructure buildout solicitations and programs, including those initiated by federal government agencies.

Moreover, a variety of incentives and rebates offered by the U.S. federal government as well as state and local governments in order to encourage the use of EVs may be limited or reduced.  In particular, the U.S. federal government offers a tax credit, the maximum amount of which is $7,500, for qualified new plug-in EVs. The Inflation Reduction Act modified the tax credit for new plug-in EVs and added new tax credits for used and commercial EVs.  The Inflation Reduction Act removed the phase-out of tax credits for new plug-in EVs with respect to vehicle manufacturers that reached certain production levels beginning in 2023. However, the tax credit is subject to additional requirements and limitations, such as certain adjusted gross income limits for consumers claiming the credit, domestic content requirements for critical minerals and batteries, and a requirement for final assembly to occur in North America. Such additional requirements and limitations for such tax credits may reduce incentives available to consumers to encourage the adoption of EVs, which could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential.

Technology Risks

EVgo relies on numerous internally developed and externally sourced hardware and software technologies to operate its network and generate earnings. EVgo engages a variety of third-party vendors for non-proprietary hardware and software components. The ability of EVgo to continue to integrate its technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries will determine EVgo’s sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem become obsolete and that EVgo will be required to make significant investment to continue to effectively operate its business. EVgo’s management believes EVgo’s business model is well-positioned to enable EVgo to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.

Sale of Regulatory Credits

EVgo derives revenue from selling regulatory credits earned for participating in low carbon fuel standard programs, or other similar carbon or emissions trading schemes, in various states and jurisdictions in the U.S. EVgo currently sells these credits at market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and are difficult to predict. Price fluctuations in credits may have a material effect on future earnings. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, EVgo’s ability to generate this revenue in the future would be adversely impacted. In addition to current programs, EVgo’s management is currently monitoring the implementation of Washington’s program and additional proposals in varying states of discussions including in New York, along with potential changes to the Renewable Fuels Standard.

Results of Operations

Three Months Ended September 30, 2022 and 2021

The table below presents EVgo’s results of operations for the three months ended September 30, 2022 and 2021. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Total revenue	$10,509	$6,181	$4,328	70%
Cost of revenue	(8,530)	(4,814)	(3,716)	77%
Depreciation and amortization	(5,187)	(3,020)	(2,167)	72%
Gross loss	(3,208)	(1,653)	(1,555)	(94)%
General and administrative	32,322	20,882	11,440	55%
Depreciation, amortization and accretion	4,516	3,394	1,122	33%
Operating loss	(40,046)	(25,929)	(14,117)	(54)%
Interest expense	(8)	—	(8)
Interest expense, related party	—	(11)	11	100%
Interest income	1,636	33	1,603	999+ %
Other expense, net	(347)	(143)	(204)	(143)%
Change in fair value of earnout liability	(1,299)	3,695	(4,994)	(135)%
Change in fair value of warrant liability	(10,858)	45,946	(56,804)	(124)%
Net (loss) income	(50,922)	23,591	(74,513)	(316)%
Less: net (loss) income attributable to redeemable noncontrolling interest	(37,704)	17,461	(55,165)	(316)%
Net (loss) income attributable to Class A common stockholders	$(13,218)	$6,130	$(19,348)	(316)%

Gross margin	(30.5)%	(26.7)%
Operating margin	(381.1)%	(419.5)%
Network throughput (GWh)	12.1	8.0
Number of DC stalls	2,115	1,595

The table below presents a disaggregation of EVgo’s revenue for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Charging revenue, retail	$5,176	$3,203	$1,973	62%
Charging revenue, OEM	252	151	101	67%
Charging revenue, commercial	678	688	(10)	(1)%
Network revenue, OEM	448	351	97	28%
Ancillary revenue	2,777	1,104	1,673	152%
Regulatory credit sales	1,178	684	494	72%
Total revenue	$10,509	$6,181	$4,328	70%

Total revenue for the three months ended September 30, 2022 increased $4.3 million, or 70%, to $10.5 million compared to $6.2 million for the three months ended September 30, 2021. As further discussed below, the increase in revenue during the three months ended September 30, 2022 was primarily due to a 62% increase in retail charging revenue as a result of increased throughput, as well as 152% increase in ancillary revenue and a 72% increase in regulatory credit sales.

Charging Revenue, Retail

Charging revenue, retail, for the three months ended September 30, 2022 increased $2.0 million, or 62%, to $5.2 million compared to $3.2 million for the three months ended September 30, 2021. Period-over-period growth was due to an overall increase in usage and subscription fees driven primarily by increased charging volume and a growing number of customers.

Charging Revenue, OEM

Charging revenue, OEM, for the three months ended September 30, 2022 increased $0.1 million, or 67%, to $0.3 million compared to $0.2 million for the three months ended September 30, 2021. Period-over-period growth was primarily due to the addition of a new OEM partner.

Charging Revenue, Commercial

Charging revenue, commercial, for the three months ended September 30, 2022 stayed flat at $0.7 million compared to the three months ended September 30, 2021 as an increase in revenue due to increased charging volumes by the Company’s public fleet customers was offset by the revenue impacts of the expiration of certain take-or-pay contracts in 2022.

Network Revenue, OEM

Network revenue, OEM, for the three months ended September 30, 2022 stayed flat at $0.4 million compared to the three months ended September 30, 2021 as there were no material changes to membership activity or joint marketing activity under the OEM agreements.

Ancillary Revenue

Ancillary revenue for the three months ended September 30, 2022 increased $1.7 million, or 152%, to $2.8 million compared to $1.1 million for the three months ended September 30, 2021. The increase was primarily due to engineering and construction revenue recognized in relation to a new EVgo eXtend™ client, as well as higher PlugShare revenue and operating and maintenance revenue.

Regulatory Credit Sales

Regulatory credit sales for the three months ended September 30, 2022 increased $0.5 million, or 72%, to $1.2 million compared to $0.7 million for the three months ended September 30, 2021. The period-over-period increase was primarily due to increased network capacity and throughput, partially offset by a decrease in price per credit.

Cost of Sales

Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately Below)

Cost of revenue for the three months ended September 30, 2022 increased $3.7 million, or 77%, to $8.5 million compared to $4.8 million for the three months ended September 30, 2021. The increase in cost of revenue was due to an increase of $1.1 million in non-energy costs driven by increased stall count and $1.5 million in increased energy and other variable costs due to increased throughput, as well as a $1.1 million increase in ancillary cost of revenue driven by engineering and construction costs recognized in relation to a new EVgo eXtend™ client, as well as operating and maintenance expenses and web hosting costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2022 increased $2.2 million, or 72%, to $5.2 million compared to $3.0 million for the three months ended September 30, 2021 due to growth in EVgo’s asset base.

Gross Loss and Gross Margin

Gross loss for the three months ended September 30, 2022 increased $1.6 million, or 94%, to $3.2 million compared to $1.7 million for the three months ended September 30, 2021. Gross margin for the three months ended September 30, 2022 was negative 30.5% compared to negative 26.7% for the three months ended September 30, 2021 as growth in revenue was more than offset by higher cost of revenue and depreciation and amortization.

Operating Expenses

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 increased $11.4 million, or 55%, to $32.3 million compared to $20.9 million for the three months ended September 30, 2021. The difference was driven by an $7.5 million increase in payroll expenses due to higher headcount and higher share-based compensation, a $1.4 million increase in loss on fixed asset disposals, a $1.7 million increase in legal service and professional service expenses, as well as a $1.2 million increase in software expenses.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expenses for the three months ended September 30, 2022 increased $1.1 million, or 33%, to $4.5 million compared to $3.4 million for the three months ended September 30, 2021. The increase was primarily due to higher intangible asset amortization related to software amortization.

Operating Loss and Operating Margin

During the three months ended September 30, 2022, EVgo had an operating loss of $40.0 million, an increase of $14.1 million, or 54%, compared to $25.9 million for the three months ended September 30, 2021 driven primarily by an increase in general and administrative expenses. Operating margin for the three months ended September 30, 2022 was negative 381.1% compared to negative 419.5% for the three months ended September 30, 2021.

Interest Expense

For the three months ended September 30, 2022, interest expense was de minimis. There was no interest expense for the three months ended September 30, 2021.

Interest Expense, Related Party

There was no interest expense, related party for the three months ended September 30, 2022. For the three months ended September 30, 2021, interest expense, related party was de minimis.

Interest Income

Interest income for the three months ended September 30, 2022 was $1.6 million. Interest income for the three months ended September 30, 2021 was de minimis. The increase was a result of the interest earned on cash and cash equivalents and debt securities held by the Company during the three months ended September 30, 2022.

Other Expense, Net

Other expense, net, for the three months ended September 30, 2022 increased by $0.2 million, or 143%, to $0.3 million compared to $0.1 million for the three months ended September 30, 2021. The increase was primarily due to a $0.2 million increase in realized losses on investments.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended September 30, 2022, there was a $12.2 million loss on change in fair values of warrant and earnout liabilities compared to a $49.6 million gain for the three months ended September 30, 2021. The change between periods was primarily due to an increase in the fair value of the warrant liability during the third quarter of 2022 and a decrease in the fair value of the warrant liability during the third quarter of 2021. See “Part I, Item 1. Financial Statements – Note 11 – Fair Value Measurements” for more information.

Income Taxes

For the three months ended September 30, 2022 and 2021, EVgo’s provision for income taxes and effective tax rates were de minimis as the Company’s current income tax benefit was offset by a change in the valuation allowance on its deferred tax assets.

Net Income (Loss)

Net loss for the three months ended September 30, 2022 was $50.9 million, compared to net income of $23.6 million for the three months ended September 30, 2021. The change was primarily driven by changes in fair values of the warrant and earnout liabilities and increased general and administrative expenses incurred to support growth.

Nine Months Ended September 30, 2022 and 2021

The table below presents EVgo’s results of operations for the nine months ended September 30, 2022 and 2021. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$27,285	$14,533	$12,752	88%
Revenue from related party	—	562	(562)	(100)%
Total revenue	27,285	15,095	12,190	81%
Cost of revenue	(19,095)	(11,927)	(7,168)	60%
Depreciation and amortization	(12,742)	(8,172)	(4,570)	56%
Gross loss	(4,552)	(5,004)	452	9%
General and administrative	89,928	46,227	43,701	95%
Depreciation, amortization and accretion	12,535	8,448	4,087	48%
Operating loss	(107,015)	(59,679)	(47,336)	(79)%
Interest expense	(21)	—	(21)
Interest expense, related party	—	(1,926)	1,926	100%
Interest income	2,327	34	2,293	999+ %
Other (expense) income, net	(769)	489	(1,258)	(257)%
Change in fair value of earnout liability	1,328	3,695	(2,367)	(64)%
Change in fair value of warrant liability	14,981	45,946	(30,965)	(67)%
Loss before income tax expense	(89,169)	(11,441)	(77,728)	(679)%
Income tax expense	(22)	—	(22)
Net loss	(89,191)	(11,441)	(77,750)	(680)%
Less: net loss attributable to redeemable noncontrolling interest	(66,053)	(17,571)	(48,482)	(276)%
Net (loss) income attributable to Class A common stockholders	$(23,138)	$6,130	$(29,268)	(477)%

Gross margin	(16.7)%	(33.2)%
Operating margin	(392.2)%	(395.4)%
Network throughput (GWh)	30.2	18.2
Number of DC stalls	2,115	1,595

The table below presents a disaggregation of EVgo’s revenue for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Charging revenue, retail	$13,067	$7,505	$5,562	74%
Charging revenue, OEM	592	633	(41)	(6)%
Charging revenue, commercial	2,041	1,725	316	18%
Network revenue, OEM	1,825	1,158	667	58%
Ancillary revenue	5,076	2,147	2,929	136%
Regulatory credit sales	4,684	1,927	2,757	143%
Total revenue	$27,285	$15,095	$12,190	81%

Total revenue for the nine months ended September 30, 2022 increased $12.2 million, or 81%, to $27.3 million compared to $15.1 million for the nine months ended September 30, 2021. As further discussed below, the increase in revenue during the nine months ended September 30, 2022 was primarily due to a 74% increase in retail charging revenue, a 136% increase in ancillary revenue, as well as a 143% increase in regulatory credit sales.

Charging Revenue, Retail

Charging revenue, retail, for the nine months ended September 30, 2022 increased $5.6 million, or 74%, to $13.1 million compared to $7.5 million for the nine months ended September 30, 2021. Year-over-year growth was due to an overall increase in usage and subscription fees driven primarily by increased charging volume and a growing number of customers, as well as the ongoing recovery from COVID-19.

Charging Revenue, OEM

Charging revenue, OEM, for the nine months ended September 30, 2022 stayed flat at $0.6 million compared to the nine months ended September 30, 2021 as the revenue lost from an OEM agreement that ended in 2021 was offset by revenue from an OEM agreement that became effective in 2021 and increased usage from existing agreements.

Charging Revenue, Commercial

Charging revenue, commercial, for the nine months ended September 30, 2022 increased $0.3 million, or 18%, to $2.0 million compared to $1.7 million for the nine months ended September 30, 2021. The increase was attributable to new fleet contracts that became effective during 2021, increased charging volumes by the Company’s public fleet customers, as well as the ongoing recovery from COVID-19, partially offset by the expiration of certain take-or-pay contracts in 2022.

Network Revenue, OEM

 Network revenue, OEM, for the nine months ended September 30, 2022 increased $0.7 million, or 58%, to $1.8 million compared to $1.2 million for the nine months ended September 30, 2021 primarily due to increased membership fees, and breakage of prepaid charging credits as a result of increased membership activity and increased joint marketing activity under the OEM agreements.

Ancillary Revenue

Ancillary revenue for the nine months ended September 30, 2022 increased $2.9 million, or 136%, to $5.1 million compared to $2.1 million for the nine months ended September 30, 2021. The increase was primarily due to the acquisition of PlugShare and subsequent inclusion of PlugShare’s revenues in ancillary revenue, as well as engineering and construction revenue recognized in relation to a new EVgo eXtend™ client.

Regulatory Credit Sales

Regulatory credits for the nine months ended September 30, 2022 increased $2.8 million, or 143%, to $4.7 million compared to $1.9 million for the nine months ended September 30, 2021. The year-over-year increase was primarily due to increased network capacity and throughput, partially offset by a decrease in price per credit.

Cost of Sales

Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately Below)

Cost of revenue for the nine months ended September 30, 2022 increased $7.2 million, or 60%, to $19.1 million compared to $11.9 million for the nine months ended September 30, 2021. The increase in cost of revenue was due to an increase of $3.2 million in non-energy costs related to increased stall count, a $3.1 million increase in energy and other variable costs due to increased throughput, as well as a $1.2 million increase in ancillary cost of sales driven by engineering and construction costs recognized in relation to a new EVgo eXtend™ client, higher operating and maintenance costs, and increased web hosting costs.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2022 increased $4.6 million, or 56%, to $12.7 million compared to $8.2 million for the nine months ended September 30, 2021 due to higher stall count.

Gross Loss and Gross Margin

Gross loss for the nine months ended September 30, 2022 decreased by $0.5 million, or 9%, to $4.6 million compared to $5.0 million for the nine months ended September 30, 2021. Gross margin for the nine months ended September 30, 2022 was negative 16.7% compared to negative 33.2% for the nine months ended September 30, 2021. The change in gross margin was primarily due to higher revenue, including increased retail charging revenue, partially offset by increased cost of revenue and depreciation and amortization.

Operating Expenses

General and Administrative

General and administrative expenses for the nine months ended September 30, 2022 increased $43.7 million, or 95%, to $89.9 million compared to $46.2 million for the nine months ended September 30, 2021. The difference was driven by a $27.4 million increase in payroll expenses due to higher headcount and higher share-based compensation, a $4.7 million increase in legal service and professional service expenses, a $4.2 million increase in software expenses, a $4.0 million increase in loss on fixed asset disposals, and a $2.6 million increase in insurance expenses.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expenses for the nine months ended September 30, 2022 increased $4.1 million, or 48%, to $12.5 million compared to $8.4 million for the nine months ended September 30, 2021. The increase was primarily due to higher intangible asset amortization as a result of the PlugShare acquisition and software amortization.

Operating Loss and Operating Margin

During the nine months ended September 30, 2022, EVgo had an operating loss of $107.0 million, an increase of $47.3 million, or 79%, compared to $59.7 million for the nine months ended September 30, 2021. Operating margin for the nine months ended September 30, 2022 was negative 392.2%, compared to negative 395.4% for the nine months ended September 30, 2021 The increase in operating loss period-over-period was primarily due to an increase in general and administrative expenses and depreciation and amortization, partially offset by the improvement in gross margin.

Interest Expense

For the nine months ended September 30, 2022, interest expense was de minimis. There was no interest expense for the nine months ended September 30, 2021.

Interest Expense, Related Party

There was no interest expense, related party for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, interest expense, related party was $1.9 million. The decrease was related to conversion of the borrowings under the LS Power Note to equity on the CRIS Close Date.

Interest Income

Interest income for the nine months ended September 30, 2022 was $2.3 million. Interest income for the nine months ended September 30, 2021 was de minimis. The increase was a result of the interest earned on cash and cash equivalents and debt securities held by the Company during the nine months ended September 30, 2022.

Other (Expense) Income, Net

Other (expense) income, net, for the nine months ended September 30, 2022 was $0.8 million of other expense, net, compared to $0.5 million of other income, net, for the nine months ended September 30, 2021. The decrease was primarily due to unrealized and realized losses on marketable equity securities.

Changes in Fair Values of Warrant and Earnout Liabilities

For the nine months ended September 30, 2022, there was a $16.3 million gain on change in fair values of warrant and earnout liabilities, compared to a $49.6 million gain for the nine months ended September 30, 2021. The change between periods was primarily due to a larger reduction in the fair value of the warrant liability during the first nine months of 2021 than in the first nine months of 2022. See “Part I, Item 1. Financial Statements – Note 11 – Fair Value Measurements” for more information.

Income Taxes

For the nine months ended September 30, 2022 and 2021, EVgo’s provision for income taxes and effective tax rates were de minimis as the current income tax benefit was offset by a change in the valuation allowance on its deferred tax assets.

Net Loss

Net loss for the nine months ended September 30, 2022 was $89.2 million, compared to a net loss of $11.4 million for the nine months ended September 30, 2021. The increased loss was primarily due to increased general and administrative expenses incurred to support growth and a smaller gain on the change in fair value of the warrant liability, partially offset by improved gross margin.

Non-GAAP Financial Measures

This Quarterly Report includes the following non-GAAP financial measures: “Adjusted Cost of Sales,” “Adjusted Gross Profit,” “Adjusted Gross Margin,” “EBITDA,” “Adjusted EBITDA” and “Receipts.” EVgo believes these measures are useful to investors in evaluating EVgo’s financial performance. In addition, EVgo uses these measures internally to establish forecasts, budgets, and operational goals to manage and monitor its business. Further, due to the nature of certain OEM contracts, there is a significant timing difference between cash receipt and revenue recognition, therefore, EVgo believes Receipts (defined below) provides valuable insight to the ongoing performance and liquidity of the business. EVgo believes that these non-GAAP financial measures help to depict a more realistic representation of the performance of the underlying business, enabling EVgo to evaluate and plan more effectively for the future. EVgo believes that investors should have access to the same set of tools that its management uses in analyzing operating results.

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

Adjusted Cost of Sales, Adjusted Gross Profit (Loss), Adjusted Gross Margin, EBITDA and Adjusted EBITDA. EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation and amortization, (ii) share-based compensation, and (iii) OEM reimbursement. Adjusted Gross Profit is defined as revenues less Adjusted Cost of Sales. Adjusted Gross Margin is defined as Adjusted Gross Profit (Loss) as a percentage of revenues. EVgo defines EBITDA as net income (loss) before (i) interest expense, (ii) income taxes and (iii) depreciation and amortization. EVgo defines Adjusted EBITDA as EBITDA plus (i) share-based compensation expense, (ii) loss on disposal of property and equipment, (iii) loss (gain) on investments, (iv) bad debt expense, (v) change in fair value of earnout liability, (vi) change in fair value of warrant liability, and (vii) certain other items that we believe are not indicative of our ongoing performance.

The following is a reconciliation of adjusted cost of sales, adjusted gross profit and adjusted gross margin for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Total revenue	$10,509	$6,181	$27,285	$15,095

Cost of sales	13,717	7,834	31,837	20,099
Less: Depreciation and amortization in cost of sales	(5,187)	(3,020)	(12,742)	(8,172)
Less: Share-based compensation and other	(17)	(3)	(37)	9
Adjusted cost of sales	$8,513	$4,811	$19,058	$11,936

Adjusted gross profit	$1,996	$1,370	$8,227	$3,159
Adjusted gross margin	19.0%	22.2%	30.2%	20.9%

The following unaudited table presents a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(50,922)	$23,591	$(89,191)	$(11,441)
Adjustments:
Depreciation, net of capital-build amortization	5,275	3,079	12,963	8,308
Amortization	3,915	2,951	10,843	7,246
Accretion	513	384	1,471	1,066
Interest income	(1,636)	(33)	(2,327)	(34)
Interest expense	8	11	21	1,926
State income tax	—	—	22	—
EBITDA	(42,847)	29,983	(66,198)	7,071
Share-based compensation	6,893	4,282	17,441	5,293
Loss on disposal of property and equipment	1,729	292	4,618	639
Loss (gain) on investments	344	143	749	(436)
Bad debt expense	(84)	124	67	292
Change in fair value of earnout liability	1,299	(3,695)	(1,328)	(3,695)
Change in fair value of warrant liability	10,858	(45,946)	(14,981)	(45,946)
Other	(367)	545	(556)	1,722
Adjusted EBITDA	$(22,175)	$(14,272)	$(60,188)	$(35,060)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Total revenues	$10,509	$6,181	$27,285	$15,095
Change in deferred revenue[1]	4,116	165	3,544	20,943
Total Receipts	$14,625	$6,346	$30,829	$36,038
Year-over-year percentage change in total Receipts	130%		(14)%

1 Change in deferred revenue for the nine months ended September 30, 2021 includes the first payment received in March 2021 of $20.0 million under one of EVgo’s OEM agreements.

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of September 30, 2022, EVgo had a cash and restricted cash balance of $301.0 million and working capital of $248.5 million. As of December 31, 2021, EVgo had a cash and restricted cash balance of $485.2 million and working capital of $459.5 million. The Company’s net cash outflow for the nine months ended September 30, 2022 was $184.2 million. EVgo believes its cash on hand as of September 30, 2022 is sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

To date, EVgo’s primary sources of liquidity have been cash flows from the CRIS Business Combination, revenues from its various revenue streams, including retail charging revenue and OEM charging and network revenue, government grants, and loans and equity contributions from its previous owners. EVgo’s primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers, and capital expenditures (including property and equipment). EVgo’s principal uses of cash in recent periods have been funding its operations and investing in capital expenditures, including the purchase of EV chargers for installation.

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

To the extent EVgo OpCo has available cash, and subject to the terms of any current or future debt or other agreements, the EVgo OpCo A&R LLC Agreement will require EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. EVgo generally expects EVgo OpCo to fund such distributions out of available cash. However, except in cases where the Company Group elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control, or the Company Group has available cash but fails to make payments when due, generally the Company Group may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest at the rate provided for in the Tax Receivable Agreement, and such interest may significantly exceed the Company Group’s other costs of capital. In certain circumstances (including an early termination of the Tax Receivable Agreement due to a change of control or otherwise), payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration in connection with a change of control, where applicable, EVgo generally expects the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration, which could have a significant impact on EVgo’s ability to consummate a change of control or the proceeds received by EVgo’s stockholders in connection with a change of control. However, the Company Group may be required to fund such payment from other sources, and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity or financial condition.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows used in operating activities	$(57,337)	$(17,797)
Cash flows used in investing activities	(133,322)	(62,441)
Cash flows provided by financing activities	6,458	593,452
Net (decrease) increase in cash and restricted cash	$(184,201)	$513,214

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2022 was $57.3 million compared to $17.8 million for the nine months ended September 30, 2021. The year-over-year change primarily reflected a $21.5 million cash loss from operations, a $17.4 million decrease in deferred revenue, and a $6.4 million decrease in customer deposits, partially offset by a $6.0 million decrease in prepaid expenses and other current and noncurrent assets and a $1.6 million decrease in receivables from related parties.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2022 was $133.3 million, primarily comprised of purchases of property, equipment and software, including costs incurred for construction in process and purchases of charging equipment. During the nine months ended September 30, 2021, cash used in investing activities was $62.4 million, consisting of $39.7 million of purchases of property and equipment, largely comprised of purchases of charging equipment and costs incurred for construction in process, and $22.8 million paid, net of cash received, for the acquisition of Recargo, Inc.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2022 was $6.5 million, primarily comprised of proceeds from capital-build funding. Cash provided by financing activities for the nine months ended September 30, 2021 was $593.5 million, consisting principally of $601.6 million in proceeds received in connection with the CRIS Business Combination, partially offset by $28.1 million in transaction costs paid in connection with the CRIS Business Combination.

Working Capital. EVgo’s working capital as of September 30, 2022 was $248.5 million, compared to $459.5 million as of December 31, 2021. During the nine months ended September 30, 2022, EVgo’s cash balance decreased by $184.2 million, receivables from related party decreased $1.5 million, prepaid expenses decreased by $1.6 million and accrued liabilities increased by $19.0 million.

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

There have been no significant changes to EVgo’s critical accounting policies other than the implementation of a comprehensive new lease standard during the nine months ended September 30, 2022. See “Part I, Item 1. Financial Statements – Note 5 – Lease Accounting” for further information on EVgo’s accounting policies related to the implementation of the comprehensive new lease standard.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

EVgo is a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Because of inherent limitations, no evaluation of disclosure controls and procedures can provide absolute assurance that EVgo has detected all control deficiencies. Moreover, the design of disclosure controls and procedures is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

EVgo’s management, including its chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, EVgo’s chief executive officer and chief financial officer determined that such controls were not effective as of September 30, 2022 due to material weaknesses in EVgo’s internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Other than as discussed below under the heading “Material Weakness Remediation Plan,” there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness Remediation Plan

As previously disclosed, EVgo has previously identified several material weaknesses in its internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of EVgo’s financial statements will not be prevented or detected on a timely basis. Specifically, material weaknesses have been previously identified with respect to segregation of duties and review; account reconciliations and preparation of supporting documentation and analysis; effective review of technical accounting matters; review of key inputs for estimates of asset retirement obligations; retail charging revenue recognition; and separate review and approval of journal entries. As of December 31, 2021, EVgo remediated the material weakness related to the review and approval of journal entries.

In order to address the identified material weaknesses, the Company has established a remediation plan which includes the following measures:

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

Item 1A. Risk Factors

In the course of conducting its business operations, EVgo is exposed to a variety of risks, any of which have affected or could materially adversely affect EVgo’s business, financial condition, and results of operations. The market price of EVgo’s securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Before you make a decision to buy EVgo’s securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the Annual Report and in EVgo’s quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as supplemented by the risk factors described below.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.

The U.S. federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits, and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. In particular, EVgo has historically benefitted from the availability of federal tax credits under Section 30C of the Code, which effectively subsidized the cost of placing in service EVgo’s charging stations. The Inflation Reduction Act revised the credits under Section 30C of the Code to (i) retroactively extend the expiration of the credit as of December 31, 2021 (with such credit continuing to be capped at $30,000 per location for EV charging stations placed in service before January 1, 2023) until January 1, 2033, (ii) revised the credit structure, availability, and requirements for EV charging stations placed in service after December 31, 2022, and (iii) introduced the concept of transferability of tax credits, providing an additional option to monetize such credits. As part of the revised credit structure and requirements for EV charging stations placed in service after December 31, 2022, the available Section 30C credit was expanded such that it is capped at $100,000 per item; however, in order to be eligible for such tax credit, EV charging stations must be installed in rural or low-income census tracts.  Additionally, in order to receive the full tax credit, labor for EV charging station construction and maintenance must meet prevailing wage and apprenticeship requirements unless an exception applies. There can be no assurance that the EV charging stations placed in service by EVgo will meet the revised requirements for the Section 30C credits and complying with such requirements could increase EVgo’s labor and other costs.  Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations, could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there is no assurance EVgo will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms. Further, certain of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized.  New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of EVgo’s stations. Furthermore, new tariffs and policy incentives could be put in place by the Biden Administration that favor equipment manufactured by or assembled at American factories, which may put EVgo’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or eliminating EVgo’s ability to apply or qualify for grants and other government incentives, or by disqualifying the Company from the ability to compete for certain charging infrastructure buildout solicitations and programs, including those initiated by federal government agencies.

Moreover, a variety of incentives and rebates offered by the U.S. federal government as well as state and local governments in order to encourage the use of EVs may be limited or reduced.  In particular, the U.S. federal government offers a tax credit, the maximum amount of which is $7,500, for qualified new plug-in EVs. The Inflation Reduction Act modified the tax credit for new plug-in EVs and added new tax credits for used and commercial EVs.  The Inflation Reduction Act removed the phase-out of tax credits for new plug-in EVs with respect to vehicle manufacturers that reached certain production levels beginning in 2023. However, the tax credit is subject to additional requirements and limitations, such as certain adjusted gross income limits for consumers claiming the credit, domestic content requirements for critical minerals and batteries, and a requirement for final assembly to occur in North America. Such additional requirements and limitations for such tax credits may reduce incentives available to consumers to encourage the adoption of EVs, which could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential.

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

EVgo has no material assets other than its indirect interest in EVgo OpCo, which holds, directly or indirectly, all of the operating assets of the EVgo business. EVgo OpCo generally will not be subject to U.S. federal income tax but may be subject to certain U.S. state and local and non-U.S. taxes. EVgo is a U.S. corporation that will be subject to U.S. corporate income tax on EVgo’s worldwide operations, including EVgo’s share of income of EVgo OpCo. Moreover, EVgo’s operations and customers are located in the United States. As a result, EVgo and EVgo OpCo are subject to various U.S. federal, state and local taxes, and EVgo’s future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of EVgo’s deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of share-based compensation;
●	the availability of tax deductions, credits, exemptions, refunds, and other benefits to reduce tax liabilities; or
●	changes in tax laws, regulations or interpretations thereof.

For example, the recently enacted Inflation Reduction Act extends and expands certain tax credits for EVs and EV charging infrastructure. As part of these changes, EV charging infrastructure and purchasers of EVs will be subject to additional requirements and/or limitations which may reduce the credits for which EVgo and EV consumers may be eligible and may affect the adoption of EVs and impact the demand for EV charging stations. The exact impact of these changes is not fully known and may, in some circumstances, depend on Treasury guidance regarding the interpretation and implementation of the Inflation Reduction Act that has not yet been issued. These and any other changes to government incentives that impose additional restrictions could increase costs, limit EVgo’s ability to utilize tax benefits, reduce its competitiveness, and/or adversely impact EVgo’s growth, which could have a material adverse effect on EVgo’s business, financial condition, and results of operations.

EVgo also may be subject to audits of EVgo’s or EVgo OpCo’s income, sales and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on EVgo’s operating results and financial condition.

EVgo is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.

Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt EVgo’s business, its third-party suppliers, and the business of its customers, and may cause it to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, EVgo’s customers may begin to establish sourcing requirements related to sustainability. As a result, EVgo may receive requests for sustainability related information about its products, business operations, and use of sustainable materials, among other data. EVgo’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products.

Further, there is an increased focus, including by governmental and nongovernmental organizations, investors, customers, and other stakeholders on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change or to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose EVgo to market, operational and execution costs or risks. EVgo’s failure to establish targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products. To the extent legislation is passed or regulations are adopted, such as rules proposed by the SEC with respect to enhance and standardized climate-related disclosures, EVgo could incur significant additional costs of compliance due to the need for expanded data collection, analysis, and certification with respect to greenhouse gas emissions and other climate change related risks. EVgo may also incur additional costs or require additional resources to monitor, report and comply with such stakeholder expectations and standards and legislation, and to meet climate change targets and commitments if established.

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

31.1*

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 4, 2022

EVgo Inc.

By:	/s/ Cathy Zoi
Name:	Cathy Zoi
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Olga Shevorenkova
Name:	Olga Shevorenkova
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)