Form 10-K
period 2022-12-31
EVgo Inc.
filed 2023-03-30
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $414.7 million. Shares of Class A common stock held by each executive officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 2023, the Registrant had 71,628,591 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting EVgo’s performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “plan,” “objective,” “seek,” “grow,” “possible,” “potential,” “outlook,” “forecast,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in EVgo’s filings with the Securities and Exchange Commission (the “SEC”). Moreover, EVgo operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for EVgo to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements EVgo may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Annual Report may include, without limitation, statements about:

●	changes adversely affecting EVgo’s business;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or further disruptions in the capital and credit markets;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	competition from existing and new competitors;
●	the growth of the electric vehicle (“EV”) market;
●	EVgo’s ability to expand into new service markets, grow its customer base and manage its operations;
●	EVgo’s ability to develop new features and functionality that meet market needs and achieve market acceptance;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third-party contractors to provide various services and hardware;
●	EVgo’s ability to obtain additional capital on commercially reasonable terms;
●	supply chain disruptions, inflation and other increases in expenses, including due to the continued impact of the COVID-19 pandemic;
●	safety and environmental requirements that may subject EVgo to unanticipated liabilities;
●	any current, pending or future legislation, regulators or policies that could impact EVgo’s business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs;
●	partnerships with Site Hosts (defined below), original equipment manufacturers (“OEMs”), fleet operators and suppliers;
●	EVgo’s ability to maintain, protect and enhance EVgo’s intellectual property;

●	general economic or political conditions, including the armed conflict in Ukraine, the impact of the COVID-19 pandemic and continued inflation and the associated changes in monetary policy; and
●	other factors detailed under the section entitled “Part I. Item 1A, Risk Factors” and in EVgo’s periodic filings with the SEC.

EVgo’s SEC filings are available publicly on the SEC’s website at www.sec.gov. The forward-looking statements contained in this Annual Report are based on EVgo’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting EVgo will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond EVgo’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of EVgo’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements in this Annual Report and in any document incorporated herein by reference should not be relied upon as representing EVgo’s views as of any subsequent date and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

“ChaaS” means charging-as-a-service.

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

“EV” means electric vehicle.

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

“GWh” means gigawatt-hour, a unit of energy that represents one billion watt-hours and is equal to one million kilowatt-hours.

“Initial Public Offering” means CRIS’s initial public offering of units consummated on October 2, 2020.

“IRS” means the Internal Revenue Service.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.

“kW” means kilowatt.

“kWh” means kilowatt-hour.

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

“OEM” means original equipment manufacturer.

“PIPE” means the sale of 40,000,000 shares of Class A common stock to the PIPE Investors, for a purchase price of $10.00 per share and an aggregate purchase price of $400,000,000, in a private placement.

“PIPE Investors” means investors in the PIPE.

“PlugShare” means PlugShare LLC, a California limited liability company.

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

USE OF TRADEMARKS

This Annual Report includes trademarks, trade names, and service marks owned by EVgo. EVgo’s trademarks include EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, EVgo Optima™, Pay with PlugShare™, PlugShare®, and PlugShare® Premium™. EVgo’s trademarks are either registered or have been used as common law trademarks by EVgo. This Annual Report may contain additional trademarks, trade names, and service marks of others, which are, to EVgo’s knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Annual Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that EVgo will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. EVgo does not intend its use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of EVgo by, such other parties.

PART I

Item 1. Business.

Unless otherwise indicated or unless the context otherwise requires, all references to “EVgo” and the “Company” refer to EVgo Inc. and all of its subsidiaries.

Overview

EVgo is a leader in charging solutions, building and operating the infrastructure and tools needed to expedite the mass adoption of electric vehicles for individual drivers, rideshare and commercial fleets, and businesses. Since its founding in 2010, EVgo has led the way to a cleaner transportation future and its network has been powered by 100% renewable energy since 2019 through the purchase of renewable energy certificates. As one of the nation’s largest public fast charging networks, EVgo’s owned and operated charging network of approximately 900 fast charging locations services over 60 metropolitan areas and 30 states. EVgo continues to add more DC fast charging locations through EVgo eXtend, its white label service offering. EVgo is accelerating transportation electrification through partnerships with automakers, fleet and rideshare operators, retail hosts such as grocery stores, shopping centers, and gas stations, policy leaders, and other organizations. With a rapidly growing network, robust software products and unique service offerings for drivers and partners including EVgo Optima, EVgo Inside, EVgo Rewards, and Autocharge+, EVgo enables a world-class charging experience where drivers live, work, travel and play.

EVgo has a flexible business model that derives value through multiple revenue streams. The foundation of the Company’s business is the development and operation of EV charging sites through which it dispenses electricity to EVs driven by individuals, commercial drivers and fleet operators. EVgo is prioritizing the build out of ultra-fast chargers, a key market segment that is expected to grow faster than the overall EV charging market. See “— Suppliers and Service Providers — Electricity.” To take advantage of the expected rapid growth in the number of EVs on the road in the United States, the Company is rapidly expanding its network of charging stations, focusing on development of locations with favorable traffic, utilization and financial return characteristics. The Company’s proprietary technology and analytical tools, along with its extensive commercial partnerships with OEMs, fleets and governments, provide a strong competitive edge as it selects, designs and develops new charging stations. Furthermore, EVgo’s robust underwriting standards require its portfolio to meet or exceed a pre-defined internal rate of return before project approval.

EVgo’s partnerships and collaboration with a wide range of automotive OEMs, rideshare operators and other channel partners are designed to incentivize and accelerate EV adoption across the U.S. Through these partnerships, EVgo’s network has powered more than 400 million electric miles as of December 31, 2022. Total miles delivered is equal to the number of kWh EVgo has dispensed multiplied by the number of miles the average EV receives from a single kWh (“vehicle efficiency”). The weighted average vehicle efficiency from all vehicles compatible with the EVgo network in operation at the end of each year is based on 2022 data from Experian and the U.S. Department of Energy. The weighted average vehicle efficiency is applied to the EVgo kWh dispensed in the associated period.

EVgo also serves the rapidly growing EV fleet segment. The Company develops and deploys fleet-charging solutions for light-, medium- and heavy-duty EV fleets. Reliable and flexible charging is essential to fleet electrification. EVgo is developing, building, operating and servicing charging assets for fleets at their own depot locations, at off-site charging hubs that EVgo has secured, or via EVgo’s expansive public network. In addition, EVgo is able to integrate proprietary EVgo Optima software to connect to a fleet’s logistics platform. To date, fleet contracts have often included guaranteed payment streams in exchange for guaranteed network access, which benefits both EVgo and a fleet operator. Whether EVgo retains ownership of the charging infrastructure itself, depends on the terms and conditions of the commercial arrangement with the particular fleet customer.

To accelerate its network expansion and increase customer reach, EVgo also offers a white label solution – EVgo eXtend – that helps partners invest in and build EV charging stations for their customers. Through EVgo eXtend, EVgo leverages its decade-plus track record of operational experience and site design, helping businesses develop charging assets that are serviced through EVgo’s national network (and often co-branded). EVgo eXtend generates revenue from the site development, equipment delivery, engineering and construction of the stations, as well as ongoing revenue through operations, networking and maintenance of those sites.

In addition to the provision of EV charging infrastructure, EVgo is continuing to develop and deploy innovative software-based, value-added services to drivers and partners. These offerings enhance the customer experience across EVgo’s business segments by layering proprietary technology functionality on top of its leading charging network, with the intention of widening EVgo’s competitive advantage and providing accretive revenue streams. To date, EVgo has developed and deployed time-of-use per kWh pricing across its California public network, expanded the EVgo Reservations offering to more metropolitan markets across the U.S., launched multiple new subscription plans nationwide (EVgo Basic and EVgo PlusMAX) and extended its EVgo Rewards driver loyalty program. EVgo Advantage is EVgo’s proprietary technology that delivers on-the-spot promotions from local businesses to EV drivers when they plug-in and start charging. In 2022 EVgo closed two additional EVgo Advantage partnerships which now cover more than 20 EVgo locations.

EVgo also has a customizable mobile app to make charging simple for EV drivers, delivering a user experience that makes switching to an EV more inviting. To improve the customer charging experience, in 2022 EVgo developed and launched Autocharge+, which allows customers to use their EV as both identification and authentication of a charging event by allowing customers to register eligible EVs with EVgo. Customers who enable this feature can simply drive up to an EVgo station, plug in their EV, and start charging. Since launch there has been a steady increase in the percentage of charging sessions initiated via Autocharge+. Further, this capability is supported by Teslas using the newly-available CCS1 adaptor, enabling EVgo to offer drivers of many Tesla models a similar experience to their native Tesla charging network upon registering their EVs with EVgo. EVgo also extended EVgo’s ability to attract, enroll, and retain customers through the development of EVgo Inside, which provides a suite of application programming interfaces (“APIs”) that enable a third party to embed the complete EVgo experience into their branded applications and launched this capability with GM, Toyota, and Lyft.

EVgo also owns PlugShare, which is the leading global platform for EV drivers to locate and provide information relating to charging stations and provide feedback on their charging experiences, while leveraging tools like Pay with PlugShare and EV Trip Planner. Beyond its services to EV drivers, PlugShare delivers data to automakers and other customers through the PlugShare API and manages the world’s largest EV driver research panel through PlugInsights. PlugShare also delivers advertising impressions globally on behalf of its advertising customers.  In 2022 EVgo expanded Pay with PlugShare to include a portion of the EVgo network, launched a PlugShare Premium service, and increased advertising inventory and capabilities across the platform.

Company History

EVgo Services was formed in October 2010 as NRG EV Services, LLC, a Delaware limited liability company and wholly owned subsidiary of NRG Energy, Inc. (“NRG”), an integrated power company based in Houston, Texas. EVgo Services began operations in 2011. On June 17, 2016, NRG sold a majority interest in EVgo Services to Vision Ridge Partners. On January 16, 2020, a subsidiary of LS Power, a private equity investment vehicle focused on power and energy infrastructure, completed its acquisition of EVgo.

The Company was incorporated in Delaware on August 4, 2020 under the name “Climate Change Crisis Real Impact I Acquisition Corporation”. The Company was formed for the purposes of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On the CRIS Close Date, EVgo Holdco consummated the CRIS Business Combination, with CRIS, Thunder Sub and the EVgo Parties pursuant to the Business Combination Agreement. Following the CRIS Close Date, the combined company is organized in an “Up-C” structure in which the business of EVgo Holdco and its subsidiaries are held by EVgo OpCo and continue to operate through the subsidiaries of EVgo Holdco and in which the Company’s only direct assets consist of equity interests in Thunder Sub, which, in turn, holds only EVgo OpCo Units. See “Part II, Item 8. Consolidated Financial Statements and Supplementary Data – Note 3 – Business Combinations” for more information.

On the PlugShare Acquisition Date, the Company entered into the PlugShare Agreement to acquire 100% of the outstanding common stock of PlugShare LLC (f/k/a Recargo, Inc.). On December 29, 2021, Recargo, Inc., a California corporation, converted into EVgo Recargo, LLC, a California limited liability company. On March 16, 2022, EVgo Recargo, LLC changed its name to PlugShare LLC.

Market Overview

The EV charging market is inextricably linked to the general market for EVs, which has experienced significant recent growth. For the year end December 31, 2022, new battery EV sales in the United States were approximately 812,000, an increase of 65% compared to 2021, according to Cox Automotive. Market growth is driven by tailwinds such as increased EV model availability and performance, lower upfront prices for EVs, lower total cost of ownership (“TCO”) as compared to internal combustion engine (“ICE”) vehicles, increased range and availability of chargers and federal, state and local incentives and regulations. In response to the growing electrification trend, nearly all major automobile manufacturers have committed to the production of EV models, with over 60 EV models anticipated to be available in 2023 from over 30 manufacturers and nearly a dozen more models coming onto the market soon. Additionally, major automobile manufacturers have set aggressive targets for EV sales, with General Motors (“GM”) announcing aims to phase out ICE vehicle sales by 2035, Ford planning on 40% to 50% of its global vehicle volume to be all-electric by 2030, and Mercedes-Benz and Volvo each committing to be all electric by 2030. According to forecasts from the United States Department of Transportation and Bloomberg New Energy Finance (“BNEF”), approximately eight million EVs are expected to be on American roads by 2025, nearly 34 million EVs by 2030 and over 125 million by 2040, which would represent approximately 50% of all motor vehicles in the U.S.

Automobile and battery manufacturers have substantially increased their efforts to offer EVs at a wide range of price points and to develop batteries with higher efficiencies and lower costs. According to a 2022 report by Reuters, $1.2 trillion is expected to be spent on EV investment through 2030 by global automobile OEMs. Their investments are expected to expand and put EVs and their associated technologies into mass production, which in turn is expected to underpin optimization of the global EV supply chain. Efforts to date by OEMs have already lowered the upfront costs of EVs, with further price reductions expected over the next several model years. As measured in terms of TCO, certain classes of EVs are already at or below parity with their ICE counterparts. As overall EV costs decline, it is expected that greater numbers of EV models will reach TCO parity with their ICE equivalents and that the TCO advantage for other types of EVs will expand.

In addition to price and TCO declines, widespread adoption of EVs will require consumer confidence in vehicle range, charger availability and increased model choice. Newer EV models, including the Chevrolet Bolt EUV, Toyota bZ4X, Nissan Ariya, Subaru Solterra, Ford F-150 Lightning, BMW i4, Hyundai Ioniq5, Kia EV6, VW ID.4, Audi Q4 e-tron, Rivian R1S, Volvo C40 Recharge and Tesla Models 3/Y/S/X, have eclipsed 200 miles of range on a full charge, a significant improvement to earlier EV models. Researchers and automotive engineers expect that EV ranges will continue to improve as battery technologies advance and costs decline over time. Beyond increases in range, broadly expanded EV offerings in the sport utility vehicle (“SUV”), crossover utility vehicle and pickup truck segments over the next three to five years are expected to greatly expand the market appeal and reach of EVs and further accelerate adoption of EVs.

These advances are further supported by incentives and rebates offered by federal, state and local governments to encourage the adoption of EVs. In November 2021, Congress passed and the President signed the Infrastructure Investment and Jobs Act (“IIJA”), also known as the Bipartisan Infrastructure Law. Among other provisions, this legislation included up to $7.5 billion in funding for EV charging infrastructure through the Department of Transportation. The U.S. federal government previously offered a tax credit for qualified plug-in EVs with a minimum credit of $2,500 and a maximum credit of $7,500, depending on vehicle weight and battery capacity. In August 2022, the President signed into law the Inflation Reduction Act (“IRA”), which modified and extended the previous EV tax credit and created new tax credits for previously owned EVs and commercial vehicles. The legislation included new domestic content and critical mineral sourcing requirements and eliminated a cap on the availability of tax credits for individuals who purchased vehicles from OEMs that had reached certain production levels. The IRA also expanded, extended, and introduced new eligibility requirements for the tax credit for electric vehicle service equipment (“EVSE”) under Section 30C of the Code. States including California, Colorado, Delaware, Illinois, Massachusetts, New Jersey and New York also offer various rebates, grants and tax credits to incentivize both EV purchases or leases, and pursuant to the IIJA, funding will soon become available for EVSE nationwide through grant programs administered by state departments of transportation.

Demand for EVs has also been encouraged by regulatory developments and changes in consumer habits. Several states — including California, Oregon, New Jersey, New York, Maryland and Massachusetts — have adopted or proposed mandates for EVs, and California alone has set an aggregate goal of more than seven million EVs on the road by 2030, which, by California Energy Commission estimates, will require 1.2 million private and shared public chargers.

Additionally, California has enacted its Clean Miles Standard and Incentive Program (the “Clean Miles Standard”) aiming to reduce greenhouse gas emissions from transportation networking companies (“TNCs”), such as rideshare vehicles, through electrification and other means. In 2021, California also finalized the Advanced Clean Truck (“ACT”) rule, a regulation that requires an increasing percentage of medium- and heavy-duty trucks sold in the state to be zero emissions. States such as Washington, New York, New Jersey and Oregon have also adopted the ACT rule. These regulations, combined with a shift toward car-sharing and mobility as a service offering, will rapidly accelerate EV adoption by fleets in the coming years.

EV charging demand is a direct result of the number of EVs operating during a given period, miles traveled by such EVs and vehicle efficiency of such EVs. The market for fulfilling charging demand is bifurcated between high-powered DC fast and ultra-fast charging and lower powered Level 1 (defined below) and Level 2 (defined below) charging. The demand for different charging types is a function of the EV mix, owner demographics, locational factors, charger availability, pricing and EV use cases (e.g., private ownership, rideshare, commercially and municipally owned fleets, etc.). Lower-powered Level 1 and Level 2 charging is primarily used by EV owners with access to home or workplace charging and currently accounts for the majority of personal EV charging. Level 2 charging is also used by certain fleets that have the ability to charge overnight, have a low daily mileage requirement and return to a centralized location daily. Current DCFC customers are primarily those drivers who need to charge away from home in central business districts, those drivers who do not have access to home or workplace charging, or high-mileage fleets that seek to minimize downtime and maximize miles traveled.

Broadening demographics of EV owners, larger battery sizes, larger EVs with higher kWh usage per mile, increased EV penetration in medium- and heavy-duty vehicle applications, increasing adoption of rideshare and last-mile delivery services, and the proliferation of autonomous vehicle fleets are expected to increase demand for DCFC faster than demand for overall EV charging. According to forecasts from BNEF, fast charging is expected to constitute more than 25% of all public EV charging demand by 2030 as compared to less than 15% in 2021.

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

EV Chargers and Standards

Working with the charger manufacturing industry, EVgo has specified and deployed a next generation DC fast charging station architecture whereby modular power units are placed under software management and control, allowing power output to be shared dynamically between vehicles that are simultaneously connected to a charger. EVgo has successfully deployed this architecture and demonstrated that this dynamic power sharing technology reduces upfront capital and ongoing operating costs, maximizing return on investment, while increasing operational flexibility and lowering operating risk. This advanced architecture allows EVgo to meet increasing charging requirements of the future, including higher charging speeds, higher power provisioning, dynamic energy and demand management, access prioritization, queuing management and scheduling across different EV models, customer types and use cases. This modular software-defined design maximizes charger throughput, asset utilization and ease of future power augmentation while eliminating single points of failure risks and improving charger reliability and availability. It also maximizes the number of standardized equipment components, helping to accelerate the learning rate benefits and associated cost reductions of charging hardware over time and improving the ability to offer higher value-added service offerings in the future.

As EVs proliferate in the transportation ecosystem, the industry is experiencing an ongoing shift toward the standardization of chargers and the introduction of new industry protocols for interoperability.

EV chargers do not come with a “one size fits all” dispenser. EV chargers are typically categorized by their ability to deliver instantaneous amounts of power — as measured in kWs — and their charging standards. Current designations based on power level include:

●	DCFCs. DCFCs operate between 200 and 1000V DC and supply at least 50kW. DCFCs are almost exclusively available in public locations or commercial applications and are capable of adding range of 100 miles in as little as five to 10 minutes, where the actual charge rate is capped by the charging capabilities of the particular EV’s charging profile (with lower capability and older EV models requiring 30 minutes or more for equivalent range) or the DCFC’s maximum charging profile. As of December 31, 2022, EVgo’s network included 2,184 DCFCs at over 900 locations — one of the largest public DC fast charging networks in the U.S. EVgo’s network has been powered by 100% renewable electricity since 2019 through the purchase of RECs. See “— Governmental Regulation — Renewable Energy Markets.”
●	Level 2 AC Chargers. Level 2 chargers operate at 208V or 240V AC and supply between 3.6-19.2 kW. A Level 2 charger will not charge a battery as quickly as a DCFC, providing up to 20 miles of range per hour of charging. Level 2 chargers are often found in homes, workplaces and long dwell time public locations. EVgo currently operates over 1,200 Level 2 AC chargers.
●	Level 1 AC Chargers. Level 1 chargers offer the least amount of power, as they operate at 120V AC, supplying between 1.2-2.4 kW. This is consistent with the power level offered through a standard household outlet. Such chargers can generally provide approximately 4-10 miles of range per hour. EVgo’s network does not contain any Level 1 chargers.

In addition to supporting different charging capabilities, EVs in the U.S. use different charging standards and connector types. These standards are neither interchangeable nor interoperable (without specialized adaptors), and each utilizes a unique connector. Presently, all EV charging standards deliver energy through cables that connect the EV charging station directly to the vehicle using a port located on the exterior of the vehicle. There are currently three standards in use in the U.S. — CCS, CHAdeMO and Tesla.

●	CCS. The CCS standard is utilized by EVs manufactured by U.S. OEMs (excluding Tesla) and European OEMs. OEMs that produce CCS-enabled vehicles include GM, Ford and BMW. The CCS standard provides for both AC and DC charging.
●	CHAdeMO. The CHAdeMO standard has been utilized by EVs manufactured by Japanese OEMs. OEMs producing CHAdeMO-enabled vehicles include Nissan, Honda and Toyota. The CHAdeMO standard is being phased out in North America and Nissan and Toyota have introduced the next generation of their EVs in the United States utilizing the CCS standard. The CHAdeMO standard provides for DC charging.
●	Tesla. In 2022, Tesla released their CCS adaptor that is capable of reaching the full 250kW supported by current generation Tesla EVs; however, not all Tesla’s in operation support this adaptor, with some requiring a hardware update to the EV itself that will not be available until 2023. Adding this CCS adaptor to EVgo’s deployed Tesla Connectors (based on the CHAdeMO adaptor) makes EVgo’s network more accessible to Tesla drivers. In 2022, Tesla also opened their proprietary connector and cable to the market under the name of the North American Charging Standard (“NACS”). At present, Tesla has provided the technical specifications of the air-cooled and 500V DC versions only, limiting the capability of sustained high-powered charging. Tesla did not open their proprietary charging communications protocol; therefore, non-Tesla charging stations chargers will communicate through the CCS communications protocols.

EVgo’s chargers support each of the fast charging standards described above. Most of EVgo’s charging stations contain both CCS and CHAdeMO cables with some of its more recent charging stations including only CCS cables. Additionally, certain EVgo charging sites offer integrated Tesla charging, allowing Tesla drivers to charge without needing a separate adaptor. With Tesla’s release of the CCS1 adaptor, all of EVgo’s CCS stations are now accessible to Tesla drivers, and with EVgo’s Autocharge+, EVgo can deliver the same plug and charge experience to Tesla drivers that they have on the Tesla super charger network. Continuing to develop access to seamless, integrated charging for all EV drivers is a core commitment of EVgo.

Products and Services

Retail Charging

The Company sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge as members (with monthly fees and reduced per minute or kWh pricing and other benefits such as reservations), through a subscription service, or as non-members, paying a full tariff for each session. Drivers locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from EVgo. EVgo’s chargers are generally installed in parking spaces owned or leased by commercial or public-entity property owners, landlords and/or tenants (collectively, the “Site Hosts”) that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. EVgo’s offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attracting tenants, employees, customers and visitors and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through the Company’s owner and/or operator model, in which EVgo is responsible for the development, construction and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that EVgo pays in exchange for use of the site. EVgo also offers a white label solution – EVgo eXtend – that enables Site Hosts to invest in EV charging stations for their customers that are operated and maintained by EVgo.

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

Commercial Charging

Fleet and Rideshare Public Charging. High volume fleet customers, such as TNCs or delivery services, can access charging infrastructure through EVgo’s vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements, EVgo contracts with and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. Access to the EVgo public network allows fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals without needing to directly invest capital in charging infrastructure or incur operating costs associated with charging equipment.

Fleet Dedicated Charging. In addition to offering access to its public network, EVgo offers dedicated charging solutions to fleets. Given the diverse nature of the fleet segment, with a wide range of vehicle types, duty cycles, geographic footprints, fleet sizes and capitalization of the fleet operators, EVgo’s dedicated charging solutions are tailored to meet each fleet’s needs. Through its fleet product, EVgo develops, builds, and services charging assets for fleets either at their own depot locations or at off-site charging hubs that EVgo has secured without requiring a fleet to directly incur capital expenditures. EVgo offers turnkey charging solutions to fleets that EVgo builds, owns and operates or that EVgo sells to the fleet customer bundled with networking and other services. EVgo offers a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for provision of charging services. Together, EVgo’s dedicated charging solutions and public fleet charging services provide fleets with charging infrastructure options that are robust and flexible as the transition to electrified transportation accelerates.

EVgo eXtend

Through EVgo eXtend, EVgo provides hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. EVgo eXtend allows EVgo to leverage its core competencies to expand its network footprint to places where EV adoption is still emerging by working with third-party owners. This model has the potential to unlock another avenue for growth and value creation while extending EVgo’s geographic footprint. The technology solutions provided to eXtend customers build on a decade of experience with complex charging infrastructure solutions, including ongoing work at the EVgo Innovation Lab, as well as a suite of software solutions designed to enable reliable uptime and a first-class customer experience. Existing customers with EVgo accounts are expected to be able to access eXtend chargers through the EVgo app, among other options. For some EVgo eXtend customers, EVgo also provides grant application support and related services.

Ancillary Service Offerings

In addition to charging services, EVgo offers a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, loyalty programs, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations as well as all services provided under PlugShare such as data, research and advertising services and equipment procurement and operational services for customers operating dedicated networks. EVgo continues to evaluate and engage in opportunities to use its foundational expertise in charging infrastructure to provide value-added services to the rapidly growing EV ecosystem while delivering shareholder returns.

Market Opportunity & Strategy

The U.S. EV market has recently experienced significant growth and the market share of EVs was approximately 6% of all vehicle sales in 2022. As adoption accelerates and the market continues to scale, the availability of appropriate charging infrastructure will be critical to enabling consumer and commercial adoptions of EVs. Larger (and thus heavier) EV models, such as SUVs and trucks, being made widely available in the coming years, coupled with an increased number of EV fleets, will require a greater number of easily accessible charging outlets. Further, DC charging is expected to grow faster than the overall charging market as EV range increases, battery density grows and as EV driver demographics and EV use cases expand. Access to convenient and affordable charging is key to accelerating EV adoption and EVgo’s mix of public and dedicated high-powered DCFC and low-powered Level 2 offerings positions EVgo to take advantage of broadening electrification trends.

EVgo is differentiated as an operator of charging infrastructure focused on high traffic, high density urban, suburban and exurban areas. EVgo has an extensive track record in optimized site selection, site development, planning, equipment procurement, engineering, construction and operation. In addition, EVgo’s robust underwriting standards underpin disciplined capital allocation. Experience as an asset owner and operator also provides the essential ingredients for being a partner of first resort in provision of white label services, creating increased optionality to provide charging services to emerging segments.

The EVgo team has an extensive skillset and expertise in network planning, site selection, site development, permitting and engineering, equipment specification and procurement, site construction and commissioning, as well as operations, maintenance and networking of a distributed network of DCFCs across the country.

The core elements of this ongoing strategy include:

●	Identifying Optimal Charging Sites. EVgo has developed a proprietary set of tools that leverage sophisticated data science, financial modeling and geographic information system (“GIS”) techniques to design the Company’s network plan. The tools inform allocations and charger placement at both macro and micro geographical levels – nationally, within a Metropolitan Division, within a specific utility territory and down to specific site locations. The tool takes into account current and projected EV penetration trends, local availability of charging infrastructure, traffic patterns, fleet partner electrification, input from OEMs, environmental justice and government policies. Based on these inputs, the tools optimize for financial return, regulatory incentive capture, utilization and network coverage. EVgo’s network plan serves to organize the activities and priorities of the internal and external parties involved in deploying the network, allowing EVgo to quickly execute against national opportunities like the National Electric Vehicle Infrastructure (“NEVI”) Program, which was established by the Bipartisan Infrastructure Law, while being efficient with its resources.
●	Charging Sites Development, Engineering and Construction. EVgo has teams of professionals with site leasing expertise who have long-standing relationships with national and regional retail chains and real estate investment trusts. These teams are focused on securing rights for charging station construction and operation at optimal sites that fit into a national network plan. In addition, EVgo has Development Engineering and Project Engineering teams that design site-specific solutions and bid construction projects out to third party engineering, procurement and construction firms. A Hardware Engineering team specifies, qualifies, tests, and validates all charging equipment that is deployed to ensure a seamless experience for EVgo customers. EVgo Project Management and Grid Integration teams then oversee construction projects, secure permits and easements as needed, and help ensure high quality and safety of charging sites. The Network Operations team commissions the sites and adds them to the active network.
●	Charging Equipment Procurement. The EVgo Supply Chain team secures availability of all equipment, negotiates pricing, maintains forecasts, and manages logistics and warehousing to ensure that the construction of sites can be carried out in a timely and cost-effective manner. The Supply Chain team negotiates manufacturing and services agreements with all suppliers, conducts quarterly and annual business reviews with them, and audits conformance with the terms of EVgo’s agreements. Detailed quality control metrics are measured and reported during these meetings, along with improvement plans as needed.
●	Charging Sites Operation. EVgo’s Network Operations Center (“NOC”) operates from redundant locations on a 24/7/365 basis to remotely monitor all sites and charging stations. In addition to staffing internal resources, EVgo contracts with several national network maintenance firms to ensure response times in as little as four hours when needed. EVgo carries out predictive and preventive maintenance designed to avoid interruption of service, and also corrective maintenance in cases where equipment requires attention. The NOC team also performs regular onsite health checks to ensure that equipment is operating correctly and that any cosmetic issues are resolved. The EVgo Customer Care Center also operates from redundant locations on a 24/7/365 basis and is available to help customers resolve issues that they may encounter. In 2022, EVgo launched the ReNew program with six key pillars of execution — prevention, diagnostics, rapid response, analysis, resilience, and continuous customer service — to further enhance its operating practices. As part of the program, EVgo plans to replace, upgrade or remove aging chargers to improve network reliability. Leveraging years of operational data, EVgo anticipates the needs of transportation electrification to improve operational effectiveness.
●	Providing Value to Different Stakeholders within EV Ecosystem. EVgo provides charging services to fleet customers by granting access to its public network and designing, constructing and operating dedicated hubs. EVgo’s track record, in-depth knowledge of various fleets’ needs, fleet-focused software services and network operating approach allow for a differentiated value proposition. Providing various services (e.g., charging, software, data, marketing, etc.) to OEMs is an essential component of EVgo’s strategy which allows capture of a broader customer base. EVgo also works with a variety of site hosts (e.g., retailers, airports, automobile dealers, healthcare/medical facilities, hotels, municipal locations, parking lots, schools and universities, etc.) to provide charging as an amenity either through EVgo-owned projects or through the eXtend offering.
●	Technology-Enabled Products and Services. EVgo invests meaningfully to enhance products and services to maintain a leadership position as a developer, and operator of networked charging infrastructure. Continued research and development activities focused on hardware design, station architecture and EVgo’s technology stack and software applications widen EVgo’s competitive positioning and offer the potential for high margin accretive revenue streams. Through its innovative mobile app for EV drivers, Autocharge+ functionality allowing a seamless charging experience, a customized portal that provides OEM partners with EVgo network visibility, and development of sophisticated diagnostics delivered to vendors in real time so that equipment functionality can be enhanced, EVgo’s tech-enabled services are designed to further strengthen EVgo’s customer relationships.

●	PlugShare. EVgo delivers services to EV drivers through its subsidiary PlugShare, the leading global platform for EV drivers to locate and provide information relating to charging stations and provide feedback on their charging experiences, while leveraging tools like Pay with PlugShare and EV Trip Planner. Beyond its services to EV drivers, PlugShare delivers data to automakers and other customers through the PlugShare API and manages the world’s largest EV driver research panel through PlugInsights. PlugShare also delivers advertising impressions globally on behalf of its advertising customers.
●	Disciplined Capital Allocation. EVgo’s capital investments undergo rigorous financial analysis and consideration by the Company’s internal investment committee. Investments are analyzed using several parameters and require the portfolio to meet or exceed a pre-defined internal rate of return before approval. Robust underwriting standards reviewed periodically by management and the Board of Directors underpin such disciplined capital allocation.
●	Public Policy Engagement. EVgo is continuously engaged with federal, state and local regulators, utilities, legislatures and other stakeholders to unlock new markets, shape funding opportunities, reduce electricity rates, implement streamlined EV charging tariffs and interconnection processes and promote competitive ownership of EVSE. As EVs become readily available nationwide and as federal infrastructure funding rolls out, EVgo is expanding its engagement with state and local officials, increasing its public policy outreach and continuing its advocacy for policies that advance electric mobility.
●	Pursuing Strategic Acquisitions. EVgo continues to explore potential opportunities to expand its platform and reach, while maximizing shareholder value.

Competition

The charging infrastructure sector is evolving as the EV market grows and expands to serve new drivers, and it is likely to become increasingly competitive. Key parts of the charging value chain include charging equipment manufacturing and sales, charging network operation and ownership and charging software development. The EV charging companies currently operating in the U.S. – like Blink, ChargePoint, Electrify America, Tesla, Shell Recharge Solutions (formerly Greenlots), Volta, Tritium, IoTecha, Rhombus and a few electric utilities – are involved with various parts of this value chain. But given the relatively early stage of electrification as a sector, the business models being pursued by each company are still in flux. In general, charging sector incumbents may expand their product offerings and sales strategies and new well-capitalized competitors may enter the market.

As the charging sector continues to evolve, a number of players have emerged or could emerge as competitors of EVgo. As a leading builder, owner and operator of a public fast charging network, EVgo’s competitors include Electrify America, Blink, ChargePoint, Shell Recharge Solutions (formerly Greenlots), Volta, Tesla, Tritium, IoTecha, Rhombus, BP, Voltera, TerraWatt and Flo as well as the limited number of utilities granted permission by their regulators to own charging assets. As a provider of integrated fleet solutions, EVgo’s competitors include Electrify America, Blink, ChargePoint, Shell Recharge Solutions, Volta, Tritium, IoTecha, Rhombus, BP, Voltera, TerraWatt and Flo, but utilities could emerge as a competitive force in the future, as well as other pure play charging companies aiming to capitalize on the fleet electrification trend.

The principal competitive factors in the industry include charger count, locations, accessibility and quality of the customer experience; DCFC network availability and reliability, scale and local density; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; software-enabled services; operator brand, track record and reputation; access to equipment vendors and service providers; access to public policy support and pricing; and access to capital to support network expansion.

Barriers to entry in the EV charging market may erode as a result of government intervention and various support programs, leading to more competitors with a variety of profitability objectives. EVgo has competitive advantages in delivering charging services driven by network scale, network design, experience developing and operating DCFC infrastructure, OEM partnerships, fleet and rideshare partnerships, brand equity, longstanding reputation in the industry, a well-established supply chain, differentiated station design and software enabled service offerings and network effects driven by a large number of repeat customers. Competition arising from use of other types of alternative fuel vehicles, plug-in hybrid EVs and high fuel economy gasoline and diesel-powered vehicles could inhibit growth in the EV sector.

Suppliers and Service Providers

Charging Equipment and Related Services

EVgo relies on third-party vendors for design, testing and manufacturing of charging equipment. At this stage of the industry, equipment is unique to each supplier with respect to components and aftermarket maintenance and warranty services. As such, equipment and services are currently singularly sourced from each supplier. For the year ended December 31, 2022, Delta and Graybar Electric provided 81.9% of EVgo’s total charging equipment. For the year ended December 31, 2021, Delta and Marubeni (as a representative of SK-Signet) provided 37.3% of EVgo’s total charging equipment.

EVgo has invested in and maintains long-term relationships with suppliers and service providers. EVgo designs stations and specifies EV chargers in-house and outsources production to an assortment of manufacturers. Based on a rigorous certification and qualification testing process, the Company has established commercial relationships with multiple EV charger manufacturers including SK-Signet, Delta, BTC, ABB, IoTecha and LiteOn. EVgo typically appoints and manages specialized electrical and civil contractors to perform station construction and maintenance activities. Additionally, EVgo’s charger management software platform was developed and is operated by Driivz.

Electricity

During 2022, electricity was purchased for charging stations directly from local utilities as a commercial and industrial customer for approximately 64% of EVgo’s charging sites, with these sites representing approximately 76% of total GWh throughput. Each site qualifies for a certain utility tariff based primarily on maximum instantaneous electric usage measured over a historic period. A typical electricity tariff for a site consists of (i) a fixed charge, generally based on the number of meters on site, (ii) an energy charge based on kWh used, which may vary depending on time of use (including seasons and peak hours), (iii) a demand charge, or cost charged per kW during the applicable calculation period, which is often monthly, but which may also vary depending on time of use and (iv) any applicable state and utility taxes. The remainder of EVgo’s charging sites obtain electricity through the Site Host. EVgo reimburses the Site Host for the cost of the electricity at a pre-negotiated rate, subject to the terms of each Site Host agreement. The negotiated rate varies based on the Site Host’s electricity tariff, the size of the charging site and other financial incentives provided to the Site Host.

Customers, Partnerships and Strategic Relationships

EVgo has established partnerships and strategic relationships with key OEMs, including GM, Nissan, and Toyota, Site Hosts and fleet operators, as discussed further below. These relationships allow EVgo to access new customers and build brand awareness through co-marketing. EVgo may also benefit from promotional programs sponsored by OEMs. In some cases, OEM partners have agreed to provide one-time or ongoing payments related to the build-out of EVgo’s charger network. In all cases, EVgo retains 100% ownership of the chargers built under these OEM programs.

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

The Company had one customer that comprised 19.7% of the Company’s total accounts receivable as of December 31, 2022. The Company had two customers that comprised 32.4% of the Company’s total accounts receivable as of

December 31, 2021. For the years ended December 31, 2022 and 2021, two customers represented 42.9% and one customer represented 10.5% of total revenue, respectively. As EVgo and the EV industry continue to grow, EVgo expects revenues will be generated from a larger and an increasingly diverse group of customers and commercial partners. In the ordinary course of business, EVgo engages in active discussions and renegotiations with EVgo’s commercial partners with respect to the solutions it provides and the terms of its agreements, including fees. Most of EVgo’s contracts with EVgo’s commercial partners have multi-year terms and some have rights to terminate prior to the end of the term. The loss of any of EVgo’s largest commercial partners or the renegotiation of any of EVgo’s largest contracts with its commercial partners could adversely affect EVgo’s results of operations.

General Motors

On July 20, 2020, EVgo entered into a five-year contract with GM (the “GM Agreement”) to build 2,750 fast charger stalls that EVgo owns and operates as part of the Company’s public network. The GM Agreement has been amended twice to expand the overall number of charger stalls to be installed to 3,250, adjust charger stall installation targets, extend the completion deadline to March 31, 2026, and provide for a payment of $7,000,000 in December 2022 in exchange for EVgo’s agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and maintain a specified uptime percentage (described below) over the term of the agreement. EVgo believes the GM Agreement will serve to accelerate the Company’s development plans and enhance customer acquisition and brand equity among retail drivers. Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on charger stalls installed.

Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by March 31, 2026, 44% of which are required to be installed by December 31, 2023. Meeting these milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or certain aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 95%. In addition to the capital build program, EVgo is required to provide GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger stall-installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event EVgo fails to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages of up to $15.0 million.

Nissan

EVgo has executed two agreements with Nissan North America, Inc. (“Nissan”) under which EVgo has provided charger construction and installation and certain other services. Pursuant to the first agreement (the “Nissan 1.0 Agreement”), the Company was required to support, maintain and make available at least 850 chargers through July 2021, and purchasers or lessees of Nissan LEAF EVs in certain markets could receive charging services at EVgo stations or participating third-party charging stations. The Company fulfilled all build, support and maintenance obligations under the Nissan 1.0 Agreement.

The second agreement between EVgo and Nissan, entered into in June 2019 (the “Nissan 2.0 Agreement”), provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. The Nissan 2.0 Agreement has been amended several times, including most recently in the fourth quarter of 2022 (the “Nissan Amendment”) to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan 2.0 Agreement, EVgo is obligated to spend a specified amount annually on joint-marketing activities that are mutually agreed-upon with Nissan. Under the charging credit program provisions in the Nissan 2.0 Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. In the event a participant does not use the entire amount of the allocated charging credit or if the annual charging credit pool is not exhausted within a specific period, a portion of the remaining dollar value of such credit rolls over to subsequent periods, and a portion is retained by the Company. For Nissan EV purchasers or lessees receiving unlimited charging, the Company receives an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan 2.0 Agreement requires the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). If the Company fails to meet its Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, which could result in an adjustment to the consideration received by the Company under the Nissan 2.0 Agreement. EVgo and Nissan previously agreed to amend the Nissan 2.0 Agreement to extend the installation deadlines under the Build Schedule by up to 12 months, and Nissan has waived penalties for installation delays relating to program year one.

EVgo’s ability to meet its Build Schedule obligations may be impacted by delays in permitting, commissioning and utility interconnection, supply chain disruptions impacting business operations across the utility, engineering and permitting chain, including due to impacts associated with the COVID-19 pandemic; as well as delays related to industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals by utilities and landowners of sites where charger stations will be located.

The Pilot Company

On July 5, 2022, EVgo entered into a charging infrastructure agreement (the “Pilot Infrastructure Agreement”) and an operations and maintenance agreement (the “Pilot O&M”) with Pilot Travel Centers LLC (“Pilot Company”) and GM to build, operate and maintain up to 2,000 stalls served by DC chargers that Pilot Company will own. The stalls will be located at approximately 500 Pilot Company sites across more than 40 states.

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain construction milestones measured by the number of sites commissioned and Pilot Company is required to make certain payments each month based on completion of pre-engineering and development work, the progress of construction at each site and for each charger procured by EVgo. Subject to extensions of time for specified excusable events, if EVgo is unable to meet its commissioning obligations, Pilot Company will be entitled to liquidated damages calculated per day, subject to a cap of $30,000 at each site. The Pilot Infrastructure Agreement contains various provisions that may permit or cause early termination, including Pilot’s right to terminate after 1,000 stalls have been completed, the inability of EVgo to secure certain chargers and a material increase in the price of chargers due to a change in law. If Pilot Company elects to terminate the Pilot Infrastructure Agreement after 1,000 stalls have been completed, Pilot Company must pay EVgo a termination fee per stall for those not built; such fee varies based on the number of stalls already built.

Under the Pilot O&M, EVgo is required to perform operations, maintenance and networking services on stalls built and commissioned under the Pilot Infrastructure Agreement in exchange for payment of a monthly fee by Pilot to EVgo. EVgo is subject to certain performance criteria under the Pilot O&M.

Intellectual Property

EVgo protects its intellectual property and proprietary rights through patent, trademark, copyright, trade secret and unfair competition laws, and by confidentiality protocols. EVgo undertakes actions as it deems necessary to ensure that its proprietary rights are protected, while at the same time respecting the intellectual property rights of other persons.

As of December 31, 2022, EVgo held 16 patents and had 15 additional patent applications pending in the U.S. and abroad. EVgo continues to regularly assess opportunities for seeking patent protection for those aspects of EVgo’s technology, designs and methodologies that provide a meaningful competitive advantage to the Company.

Governmental Regulation

State, regional and local regulations for installing EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications.

On December 16, 2019, the California Department of Food and Agriculture’s Division of Measurement Standards adopted amendments that, among other specifications, require EVSE transactions to be measured in either kilowatt hours (kWh) or megajoules. This regulation prohibits per-minute billing for AC chargers installed on or after January 1, 2021, and DC chargers installed on or after January 1, 2023. AC chargers installed before 2021 are not subject to the regulations until 2031, and DC chargers installed prior to 2023 are not subject to the regulations until 2033. EVgo has been transitioning to kWh pricing across its portfolio of public chargers, beginning with California in 2021.

Generally, public utilities commissions and state legislatures across the country have determined that EV charging service providers will not be regulated as utilities. While exceptions still exist and individual state determinations are not binding on any other regulator or jurisdiction, they demonstrate a trend in the way states view the EV charging industry. Other jurisdictions are exploring similar reforms. The determination not to regulate the Company as a utility generally provides the Company with greater flexibility to set rates and frees the Company from being subject to more burdensome regulatory requirements.

Grants and Incentives

EVgo continuously pursues public grants, subsidies and incentives to reduce capital expenditures. EVgo has dedicated and plans to continue to dedicate a variety of internal and external resources to monitor, submit for and utilize available grant, subsidy and incentive funding for the development of DCFCs on a state, local and national level. EVgo’s network expansion and local build plans are generally informed based on expected timing for and availability of funding of this type. EVgo has received grants from the California Energy Commission, Bay Area Air Quality Management District, Florida Department of Environmental Protection, Pennsylvania Department of Environmental Protection, Colorado Energy Office, Maryland Energy Administration, North Carolina Department of Environmental Quality and the Virginia Department of Environmental Quality, among others. As noted above, IIJA included $5 billion in formula funds for state departments of transportation to award EV charging infrastructure projects and EVgo expects these funds to have significant impacts on the EV charging landscape over the coming years.

EVgo has historically benefitted from the availability of federal tax credits under Section 30C of the Code, which effectively subsidizes the cost of placing in service EVgo’s charging stations. The Inflation Reduction Act revised the credit under Section 30C to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. See Part I, Item 1A, “Risk Factors — The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.” for further discussion.

EVgo intends to continue to vigorously seek additional grants, rebates, subsidies and incentives as an effective avenue to reduce its capital investment in the promotion, purchase and installation of charging stations where applicable.

Government Regulations to Enhance EV Adoption

The regulations mandated by the National Highway Transit Safety Administration (“NHTSA’s”) Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. These standards have been established through Model Year 2026 for light-duty vehicles; however, in September 2021, the Biden Administration proposed to significantly increase these standards for model years 2024-2026 and EVgo expects the administration to set standards for future model years as well. Although EVgo is not a car manufacturer and thus not directly subject to the CAFE standards, such standards may still indirectly affect EVgo’s business. The adoption of more stringent federal standards may create further incentives for vehicle manufacturers to increase their EV offerings, which would likely result in increased demand for charging services. Additionally, several states, including California, Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Rhode Island, Vermont, Virginia and Washington D.C., have adopted or are considering adopting bans on the sale of ICE vehicles by 2035.

Waste Handling and Disposal

EVgo is subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the superfund law, in the U.S. and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency (the “EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.

The Company may also generate or dispose of solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of EVgo’s charging stations may be excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, the Company may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or in EVgo’s ability to qualify the materials the Company uses for exclusions under such laws and regulations, could adversely affect EVgo’s operating expenses.

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

LCFS Credits

As a charging station owner and operator, EVgo earns regulatory credits, such as Low Carbon Fuel Standard (“LCFS”) credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure Program in California. These credits are generated through charging station operations based on the volume of kWh sold. EVgo earns additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates. EVgo actively seeks to maximize the number of credits generated per kWh of energy sold by sourcing renewable electricity. In addition to current programs, EVgo is currently monitoring implementation of Washington’s program and additional proposals in varying stages of discussions, including in New York, along with potential changes to the Renewable Fuels Standard. The availability of such credits depends on continued governmental support for these programs and regulatory frameworks that make it possible for EVgo to participate in these credit markets.

Human Capital Management

EVgo believes that its people are its most important asset. The Company is focused on fostering a diverse workforce with different perspectives, experiences, and backgrounds to encourage innovative and creative ideas, and ultimately lead to collective success.

EVgo’s workforce is essential in delivering on its business objectives. Its human capital management strategy is integrated with the overall leadership objectives (including ESG) and is designed to attract, develop, and retain a high performing workforce and evolve the Company’s culture to sustain its business, both today and in the future. EVgo is focused on maintaining a culture of inclusion and operational excellence that supports its employees, customers, and the many diverse communities it serves. The workforce is guided by its core commitments of safety, integrity, diversity, equity and inclusion (“DEI”), customer service and continuous improvement.

EVgo remains steadfast in its commitment to treating people with dignity and respect. The Company is focused on maintaining the high standards of ethical conduct on which its business and reputation have been built.

As of March 1, 2023, EVgo had 295 employees, including 292 regular full-time employees. None of EVgo’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes in maintaining positive relationships with EVgo’s employees.

The following charts present EVgo’s total employee population indicating percentages of employees that are female or are racially and/or ethnically diverse as of March 1, 2023:

Health and Safety. EVgo is committed to protecting the health and safety of its employees, contractors and the communities it serves. The Company’s commitment is demonstrated by providing the tools and skill building needed to help ensure that employees can perform their work safely. Employees are empowered and encouraged to question, stop, and correct any unsafe act or condition while communicating openly and honestly on health and safety issues.

Culture and DEI. EVgo recognizes that racism, sexism, ableism, classism, ageism, and discrimination exist. The Company’s vision is “Electric for All.” To uphold its vision, EVgo commits to reflecting the communities it serves, upholding racial and climate justice, and eliminating environmental practices that affect communities of color.

If EVgo aspires to achieve “Electric for All,” it needs to acknowledge the inequality of lived experiences. To be Black or Brown or a woman or disabled or LGBTQ+ or of different ages and classes is not a barrier; institutional racism, sexism, and prejudice are barriers. The Company does not tolerate a status quo that so many members of the community find painful and wants to be better. EVgo knows it will be an ongoing process and that it is important to be not just “non-discriminatory,” but also “anti-discriminatory.” The Company strives to embody – and continues to embody – a level of inclusivity that makes its staff proud. “Electric for All” stands for more than just a slogan. EVgo seeks to find ways to uphold it with action.

EVgo is committed to hiring – and continuing to hire – Black, Indigenous, People of Color, members of the LGBTQ+ community, women, and people with different physical abilities, ages, and social classes to all levels of leadership. The Company uses terms like BIPOC and LGBTQ+, acknowledging their limitations in conveying the multitudes of identity. As language and social beliefs evolve, EVgo commits to evolving with them and mentoring and promoting people within its community whom EVgo values for their hard work, intelligence, and agility in pursuit of its mission. EVgo commits to building a portfolio of vendors that includes minority-owned businesses and to creating initiatives that ensure its employees are seen, heard, and valued. EVgo commits to continue checking in with leadership and employees to see how the Company is doing. And most importantly, commits to listening with openness. As EVgo aims to rapidly grow as a business, it commits to growing as a community as well.

The Company’s success depends on a diverse staff and inclusive leadership. EVgo believes the only way to achieve its vision of “Electric for All” is to utilize the strength that comes from the richness of diversity. Leading the vision of “Electric for All,” it commits to building and empowering a workplace community that values its members for simply being who they are.

EVgo has created three DEI task forces that generally meet on a regular basis:

●	Communication, Inclusion & Training: To help establish a supportive and welcoming workplace environment in which employees of all backgrounds and demographic characteristics can work together. Deliverables have included: monthly heritage information sessions, Driving Diversity newsletter, and “Overcoming Racism” training for all EVgo employees.
●	Talent Attraction and Development: In 2022, EVgo instituted its inaugural summer internship program providing opportunities to 12 interns of diverse backgrounds.
●	Electric for All and Community Engagement: To engage within communities to accelerate access to electrified transportation and to coordinate opportunities for EVgo staff to give back in their communities. EVgo is committed to doing better in its own organization and on the ground to bring more equitable access to EVs to communities across the U.S. Beyond including equity in its siting decisions, EVgo has led, partnered with and participated in several programs to promote equal access to EV charging including: EVgo Equal Access Charging Hub (“EACH”), Green Raiteros, Grid Alternatives and Veloz. EVgo aims to give back to the communities where its employees live, work and operate by participating in local and national causes, and believes that this commitment helps in the Company’s efforts to attract and retain employees. EVgo’s employees serve as the ambassadors of its social responsibility values. Deliverables have included: partnership with Boys & Girls Club of Santa Monica and Grid Alternatives solar build to deliver equitable access to charging in disproportionately impacted communities.

Talent, Attraction, Development and Engagement. From EVgo’s frontline employees to its leadership roles, the Company has maintained a focus on attracting, developing and retaining a robust talent pipeline to remain competitive and to continue to provide its customers with the highest standard of service.

EVgo’s employees grow through a variety of training and development opportunities at all career tracks within the organization. In July 2022, the Company hosted its first EVgo University event covering in depth facets of its business –

everything from how it builds chargers that customers love to creating the winning charging ecosystem through new products and applying empathy, collaboration, and ownership to get results. EVgo also offers tuition reimbursement programs to its employees.

COVID-19 Response for EVgo’s Employees. Since the beginning of the COVID-19 pandemic, EVgo has modified its business practices and currently allows most personnel to work in a hybrid manner between their home or an office location. EVgo has implemented various safety protocols for employees who must leave their homes for work such as requiring certifications of health status as well as implementing a vaccine mandate policy where all employees must present proof of vaccination. The Company provides COVID-19 related paid time off for employees to take care of themselves and their family members to get vaccinated, recover from side effects of the COVID-19 vaccine, to navigate school and daycare closures and for bereavement. EVgo may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners.

Compensation and Benefits Program. EVgo’s compensation program is designed to attract and reward talented individuals who possess the skills necessary to support the Company’s business objectives, assist in the achievement of its strategic goals and create long-term value for its stockholders. The Company provides employees with compensation packages that include base salary, annual incentive bonuses tied to objectives and key results, and, for all employees, long-term equity awards tied to time-based vesting conditions. EVgo believes that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term performance and integrating compensation with its business plans. EVgo participates in a compensation benchmark survey to review the competitiveness of its compensation packages. In addition, the Company offers employees benefits such as life and health (medical, dental and vision) insurance, uncapped paid time off, paid parental leave and a 401(k) plan.

ESG Matters

EVgo views ESG as integral to its business strategy and its mission to expedite mass adoption of EVs for everyone. EVgo strives to protect the environment and help tackle climate change, accelerating the transition to clean energy. EVgo is also committed to the promotion of sustainable communities and the promotion of equal access. EVgo believes that excellence in ESG provides a benefit to EVgo’s stakeholders and the communities in which EVgo operates.

Available Information

As soon as reasonably practicable after they are filed electronically with the SEC, EVgo’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on EVgo’s website, investors.evgo.com, which EVgo also uses to announce material information to the public. EVgo is providing the address to EVgo’s website solely for the information of investors. EVgo does not intend the address to be an active link or to otherwise incorporate the contents of the website into this Annual Report.

Item 1A. Risk Factors.

In the course of conducting its business operations, EVgo is exposed to a variety of risks, any of which have affected or could materially adversely affect EVgo’s business, financial condition and results of operations. Before you make a decision to buy EVgo’s securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occurs, EVgo’s business, financial condition, liquidity and results of operations may be harmed. As a result, the market price of EVgo’s securities could decline, possibly significantly or permanently, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that EVgo faces. Additional risks and uncertainties not presently known to the Company or that EVgo currently believes to be immaterial may become material and may adversely affect EVgo’s business.

Summary of Risk Factors

The following summarizes the risks facing EVgo’s business, all of which are more fully described below. This summary should be read in conjunction with the complete set of Risk Factors below and should not be relied upon as an exhaustive summary of the material risks facing EVgo’s business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to EVgo.

Risks Related to EVgo’s Business

●	EVgo is an early-stage growth company with a history of operating losses and expects to incur significant expenses and continuing losses at least for the near- and medium-term.
●	EVgo’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.
●	EVgo currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.
●	Because EVgo is currently dependent upon a limited number of customers and OEM partners, the loss of a significant customer or OEM partner could adversely affect EVgo’s operating results.
●	EVgo will be required to install a substantial number of chargers under EVgo’s agreement with GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant.
●	EVgo relies on a limited number of vendors for EVgo’s charging equipment and related support services. A loss of any of these partners could negatively affect EVgo’s business.
●	EVgo’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations and such risks may increase in the future as EVgo expands the scope of such services with other parties.
●	Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.
●	EVgo may need to raise additional funds and these funds may not be available when needed or may only be available on unfavorable terms, which could impact the Company’s ability to fund its operations, its growth and the build-out of the Company’s network.
●	Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the cost of EVgo’s charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.
●	EVgo is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.
●	EVgo is dependent upon the availability of electricity at EVgo’s current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect EVgo’s business and results of EVgo’s operations.

Risks Related to the EV Market

●	Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for EVgo’s products and services.
●	Rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on EVgo’s network as much as expected. Future demand for battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.
●	EVgo derives a material portion of EVgo’s revenue from the sale of regulatory credits. There are a number of factors beyond EVgo’s control that could have a material adverse effect on EVgo’s ability to generate such revenue.
●	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.

Risks Related to EVgo’s Technology, Intellectual Property and Infrastructure

●	EVgo’s business may be adversely affected if EVgo is unable to protect its technology and intellectual property from unauthorized use by third parties.
●	The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.

Financial, Tax and Accounting-Related Risks

●	EVgo has identified material weaknesses in its internal control over financial reporting and any inability to timely remediate these material weaknesses or to otherwise establish and maintain an effective system of internal control over financial reporting may harm investor confidence and cause a decline in the price of the Company’s Class A common stock.
●	Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect EVgo’s and EVgo OpCo’s business and future profitability.
●	Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the cost of EVgo’s charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

Risks Related to EVgo’s “Up-C” Structure and the Tax Receivable Agreement

●	EVgo Holdings owns the majority of EVgo’s voting stock and therefore has the right to appoint a majority of EVgo’s board members and its interests may conflict with those of other stockholders.
●	EVgo’s only principal asset is EVgo’s interest in Thunder Sub, which, in turn, holds only units issued by EVgo OpCo; accordingly, EVgo depends on distributions from EVgo OpCo and Thunder Sub to pay taxes and make payments under the Tax Receivable Agreement and cover EVgo’s corporate and other overhead expenses.
●	EVgo will be required to make payments under the Tax Receivable Agreement for certain tax benefits that EVgo may claim and the amounts of such payments could be significant.

Risks Related to Legal Matters and Regulations

●	Privacy concerns and laws, or other regulations, may adversely affect EVgo’s business.
●	Increasing attention to ESG matters may increase EVgo’s costs of compliance and adversely impact EVgo’s business.

Risks Related to EVgo’s Securities

●	EVgo is a “controlled company” within the meaning of the rules of the Nasdaq and the rules of the SEC. As a result, EVgo qualifies for and relies on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
●	Provisions in EVgo’s Second Amended and Restated Certificate of Incorporation (the “Charter”) and Delaware law may have the effect of discouraging lawsuits against EVgo’s directors and officers.
●	Provisions in EVgo’s Charter may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for Class A common stock and could entrench management.
●	EVgo’s Warrants are exercisable for EVgo’s Class A common stock and the exercise of such Warrants would increase the number of shares eligible for future resale in the public market and result in dilution to EVgo’s stockholders.

Risk Factors

Risks Related to EVgo’s Business

EVgo is an early-stage growth company with a history of operating losses and expects to incur significant expenses and continuing losses at least for the near- and medium-term.

EVgo has a history of operating losses and negative operating cash flows. As of December 31, 2022, EVgo had $246.5 million of cash, cash equivalents, and restricted cash and working capital of $188.1 million. EVgo’s net cash outflow for the year ended December 31, 2022 was $238.7 million. While EVgo believes EVgo’s cash on hand as of December 31, 2022 is sufficient to meet EVgo’s current working capital and capital expenditure requirements, there can be no assurance that EVgo will be able to achieve and maintain profitability in the future. EVgo’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers, fleet operators and other electric transportation modalities, continued support from regulatory programs and, in each case, the use of EVgo’s chargers, any of which may not occur at the levels EVgo currently anticipates or at all. EVgo may need to raise additional financing through loans, securities offerings or additional investments in order to fund EVgo’s ongoing operations. There is no assurance that EVgo will be able to obtain such additional financing or that EVgo will be able to obtain such additional financing on favorable terms.

EVgo’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.

EVgo’s growth is highly dependent upon the adoption of EVs both by businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, increasing consumer choice as it relates to available EV models, their pricing and performance, evolving government regulation and industry standards, changing consumer preferences and behaviors, intensifying levels of concern related to environmental issues and governmental initiatives related to climate change and the environment generally. EVgo’s revenues are driven in large part by EV drivers’ driving and charging behavior. Potential shifts in behavior may include but are not limited to changes in annual vehicle miles traveled, preferences for urban vs. suburban vs. rural and public vs. private, and DCFC vs. Level 2 charging, demand from rideshare or urban delivery fleets and the emergence of autonomous vehicles and/or new forms of mobility. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. Public DC fast charging may not develop as expected and may fail to attract projected market share of total EV charging. If the market for EVs develops more slowly than expected, or if demand for EVs decreases, EVgo’s growth would be reduced and EVgo’s business, prospects, financial conditions, and operating results would be harmed. Additionally, EVgo’s ability to capture the growth in the EV market, grow EVgo’s customer base and achieve and sustain profitability will depend, to a significant extent, on EVgo’s ability to effectively expand EVgo’s sales and marketing operations and activities. The market for EVs could be affected by numerous factors, such as:

●	perceptions about EV features, quality, driver experience, safety, performance and cost;
●	perceptions about the limited range over which EVs may be driven on a single battery charge and about availability and access to sufficient public EV charging stations;
●	competition, including from other types of alternative fuel vehicles (such as hydrogen fuel cell vehicles), plug-in hybrid EVs and high fuel-economy ICE vehicles;
●	increases in fuel efficiency in legacy ICE and hybrid vehicles;
●	volatility in the price of gasoline and diesel at the pump;
●	EV supply chain shortages and disruptions, including as a result of the COVID-19 pandemic, which include but are not limited to availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to ramp-up EV production and technological and logistical challenges (such as component shortages, exacerbated port congestion and intermittent supplier shutdowns and delays and product recalls due to quality control issues), which have resulted in additional costs and production delays and availability of batteries and battery materials;
●	concerns regarding the reliability and stability of the electrical grid;
●	the change in an EV battery’s ability to hold a charge over time;
●	availability of maintenance, repair services and spare parts for EVs;

●	consumers’ perception about the convenience, speed and cost of EVs and EV charging and the availability and reliability of EV charging infrastructure;
●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;
●	relaxation of government mandates or quotas regarding the sale of EVs;
●	the number, price and variety of EV models available for purchase; and
●	concerns about the future viability of EV manufacturers.

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly since they can be more expensive than traditional gasoline-powered vehicles. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers and any significant decline in demand from these customers could reduce demand for EV charging and EVgo’s products and services in particular.

While many global OEMs and several new market entrants have announced plans for new EV models, the lineup of EV models with increasing fast charging needs expected to come to market over the next several years may not materialize in that timeframe or may fail to attract sufficient customer demand. Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulations and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore adversely affect EVgo’s business, financial condition and operating results.

EVgo has recently experienced rapid growth. If EVgo fails to manage growth effectively, EVgo’s business, operating results and financial condition would be adversely affected.

EVgo has experienced rapid growth in recent periods. For example, the number of employees has grown from 57 at December 31, 2017 to 295 at March 1, 2023. The expected continued growth and expansion of EVgo’s business may place a significant strain on management, business operations, financial condition and infrastructure and corporate culture.

With continued fast growth, EVgo will be required to continue developing, implementing, and enhancing its information technology systems and internal control over financial reporting and related procedures. The implementation, maintenance, segregation, and improvement of these systems require significant management time, support and cost and there are inherent risks associated with developing, implementing, improving, and expanding core systems as well as updating current systems, including disruptions to the related areas of business operation. These risks may affect EVgo’s ability to manage its data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations. These risks may also result in data security incidents that may interrupt business operations and allow third parties to obtain unauthorized access to business information or misappropriate funds. EVgo may also face risks to the extent such third parties infiltrate the information technology infrastructure of EVgo’s contractors.

To manage growth in operations and personnel, EVgo will need to continue to improve EVgo’s operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect EVgo’s business performance and operating results. EVgo’s strategy is based on a combination of growth and maintenance of strong performance on EVgo’s existing asset base and any inability to scale, maintain customer experience or manage operations at EVgo’s charging stations may impact EVgo’s growth trajectory.

EVgo is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.

Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt EVgo’s business, its third-party suppliers and the business of its customers and may cause it to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, EVgo’s customers may begin to establish sourcing requirements related to sustainability. As a result, EVgo may receive requests for sustainability related information about its products, business operations and use of sustainable materials, among other data. EVgo’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products. See “—Risks Related to Legal Matters and Regulations – Increasing attention to ESG matters may increase EVgo’s costs of compliance and adversely impact EVgo’s business.”

EVgo’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Estimates of future EV adoption in the U.S., the total addressable market, serviceable addressable market for EVgo’s products and services and the EV market in general are included in this Annual Report. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Such uncertainty is enhanced by the prevailing geopolitical and macroeconomic environment, including continued uncertainty about the scope, duration, severity, trajectory and lasting impact of the COVID-19 pandemic. EVgo’s internal estimates relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, capacity of automotive and battery OEMs and ability of charging infrastructure to address this demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for public and commercial fast charging and future fast charging throughput or EVgo market share capture are difficult to predict. The estimated addressable market may not materialize in the timeframe of EVgo’s internal projections, if ever and even if the markets meet the size estimates and growth estimates presented, EVgo’s business could fail to grow at similar rates.

EVgo currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.

The EV charging market is relatively new and EVgo currently faces competition from a number of companies. There are a number of established and emerging EV charging companies operating in the U.S. that pursue various business models that are constantly evolving, including Electrify America, Blink, ChargePoint, Shell Recharge Solutions (formerly Greenlots), Volta, Tesla, Tritium, IoTecha, Rhombus, BP, Voltera, TerraWatt and Flo as well as certain utilities and retailers. EVgo competes with some or all of these companies and other competitors across a number of industry segments, including retail and fleet. The principal competitive factors in the industry include charger count, locations, accessibility and reliability; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; the software-enabled services offered and overall customer experience; operator brand, track record and reputation; access to equipment vendors, service providers and policy incentives and pricing. Competitors may be able to respond more quickly and effectively than EVgo to new or changing opportunities, technologies, standards or customer requirements and may be better equipped to initiate or withstand substantial price competition.

In addition, there are other means for charging EVs, which could affect the level of demand for charging at EVgo’s DCFCs. For example, Tesla Inc. (“Tesla”) continues to build out its supercharger network across the U.S. for Tesla vehicles and has opened its supercharger network up to non-Tesla EV vehicles in certain non-U.S. markets. If Tesla were to open its supercharger network to support charging of non-Tesla EVs in the U.S. as well, demand for charging at EVgo’s sites could decline. Also, other companies sell chargers designed for customers seeking to have on-premises EV charging capability as well as for home or workplace charging, which may reduce the demand for fast charging if EV owners find “slow” charging at a workplace, at home, or other parking locations to be sufficient. Municipalities may decide to convert street lighting poles and lampposts to public charging points for EV drivers who rent, have no access to home charging, or park their EVs on the street, potentially reducing EVgo’s serviceable markets. Retailers, utilities or other Site Hosts or commercial, municipal and federal fleet businesses may opt to become owners and operators of public or private EV fast charging equipment and purchase that equipment and associated management software directly from vendors in the marketplace.

The EV charging business may become more competitive, pressuring future increases in utilization and margins. Competition is still developing and is expected to increase as the number of EVs sold increases. Barriers to entry in the EV charging market have eroded, and may continue to erode, as a result of government intervention and various support programs, leading to more competitors with a variety of profitability objectives.

Because EVgo is currently dependent upon a limited number of customers and OEM partners, the loss of a significant customer or OEM partner could adversely affect EVgo’s operating results.

Given the nascent stage of the industry, a limited number of contractual commercial customers and OEM partners currently account for a substantial portion of EVgo’s income. For the years ended December 31, 2022 and 2021, two customers represented 42.9% and one customer represented 10.5% of total revenue, respectively. EVgo’s operating projections are currently contingent on EVgo’s performance under EVgo’s commercial contracts. At least in the short term, EVgo expects that a majority of EVgo’s sales outside of the retail customer market will continue to come from a concentrated number of commercial customers and OEM partners. EVgo expects a substantial portion of EVgo’s cash receipts in the near future to be from a limited number of OEM partners and, as a result, will be subject to any risks specific to those entities and the jurisdictions and markets in which they operate, including their ability to develop a portfolio of EV models and attract customers for those models. EVgo may be unable to accomplish EVgo’s business plan to diversify and expand EVgo’s customer and OEM partner base by attracting a broad array of customers and OEM partners, which could negatively affect EVgo’s business, results of operations and financial condition.

EVgo will be required to install a substantial number of chargers under EVgo’s agreement with GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant.

Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed and GM is required to make certain payments based on charger stalls installed. Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by March 31, 2026, 44% of which are required to be installed by December 31, 2023. The GM Agreement calls for a year-over-year increase in annual charger stall additions from 2022 to 2024, flattening in 2025, before declining in the first quarter of 2026. Meeting these milestones will require additional funds beyond the amounts committed by GM and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls EVgo is obligated to develop. In addition, EVgo is required to maintain network availability across the GM network (i.e., the percentage of time a charger stall is operational and available on the network) of at least 95%.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger stall-installation milestones or fails to maintain the specified level of network availability. In the event EVgo fails to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages of up to $15.0 million.

EVgo may not meet the charger stall-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection, including delays associated with the COVID-19 pandemic, as well as industry and regulatory adaptation to the requirements of high-powered charger installation including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and land owners, and supply chain issues. As of February 28, 2023, there were approximately 1,960 charger stalls in the active engineering and construction development pipeline, of which approximately 1,730 charger stalls had been approved by GM. As of February 28, 2023, EVgo had approximately 120 charger stalls left to install in order to meet its charger stall-installation milestone for the quarter ending March 31, 2023. If EVgo does not meet its charger stall-installation milestone in any period, GM will have the right, if it so chooses, to send EVgo a charger stall count breach notice, which would trigger a cure period. Under the terms of the GM Agreement, GM and EVgo can agree to adjust quarterly charger stall installation milestones from time to time, provided the quarterly targets for an applicable calendar year must equal the annual target for such year. Going forward, it is uncertain if these, or other potential issues in the procurement, installation, or energization of chargers, will be resolved in a timely fashion.

Nissan has the right to terminate its agreements with the Company in certain circumstances. Additionally, EVgo may be subject to monetary penalties if EVgo is unable to fulfill EVgo’s obligations under EVgo’s agreements with Nissan.

EVgo has executed two agreements with Nissan North America, Inc. (“Nissan”) under which EVgo has provided charger construction and installation and certain other services. Pursuant to the first agreement (the “Nissan 1.0 Agreement”), the Company was required to support, maintain and make available at least 850 chargers through July 2021, and purchasers or lessees of Nissan LEAF EVs in certain markets could receive charging services at EVgo stations or participating third-party charging stations. The Company fulfilled all build, support and maintenance obligations under the Nissan 1.0 Agreement.

The second agreement between EVgo and Nissan, entered into in June 2019 (the “Nissan 2.0 Agreement”), provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. The Nissan 2.0 Agreement has been amended several times, including most recently in the fourth quarter of 2022 (the “Nissan Amendment”) to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan 2.0 Agreement, EVgo is obligated to spend a specified amount annually on joint-marketing activities that are mutually agreed-upon with Nissan. Under the charging credit program provisions in the Nissan 2.0 Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. In the event a participant does not use the entire amount of the allocated charging credit or if the annual charging credit pool is not exhausted within a specific period, a portion of the remaining dollar value of such credit rolls over to subsequent periods, and a portion is retained by the Company. For Nissan EV purchasers or lessees receiving unlimited charging, the Company receives an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan 2.0 Agreement requires the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). If the Company fails to meet its Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, up to 39 sites as of February 28, 2023, which could result in an adjustment to the consideration received by the Company under the Nissan 2.0 Agreement. EVgo and Nissan previously agreed to amend the Nissan 2.0 Agreement to extend the installation deadlines under the Build Schedule by up to 12 months, and Nissan has waived penalties for installation delays relating to program year one.

EVgo’s ability to meet its Build Schedule obligations may be impacted by delays in permitting, commissioning and utility interconnection, supply chain disruptions impacting business operations across the utility, engineering and permitting chain, including due to impacts associated with the COVID-19 pandemic; as well as delays related to industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals by utilities and landowners of sites where charger stations will be located.

Pursuant to the Nissan 2.0 Agreement, as modified by the aforementioned extensions and other amendments, EVgo is required to install an aggregate of 210 chargers by February 28, 2025. As of February 28, 2023, EVgo had installed a total of 138 chargers at 49 sites. For the program year ended February 28, 2022, EVgo installed chargers at 21 of the 22 sites it was required to install by the end of the cure period ended February 28, 2023. As of February 28, 2023, EVgo had installed chargers at 10 of the 18 sites required under the Build Schedule for the program year ended February 28, 2023, and has a cure period through February 29, 2024 to install the remaining chargers. Pursuant to the Build Schedule for the program year that will end February 29, 2024, EVgo is required to install an additional 48 chargers at up to 24 sites, subject to a one-year cure period.

EVgo will be required to install a substantial number of chargers under EVgo’s agreement with Pilot Company and GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from Pilot Company and may be required to pay liquidated damages, which may be significant.

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain milestones over two biennial periods measured by the number of chargers installed and charger sites serviced and Pilot Company is required to make certain payments each month based on the progress of construction at each charger site and for each charger procured. Under the Pilot Infrastructure Agreement, EVgo is required to install approximately 500 chargers at 300 charger sites during the first two-year period and will be required to install approximately 500 chargers at approximately 200 to 250 additional charger sites during the second two-year period. EVgo may not be able to meet the charger installation milestones and may be subject to liquidated damages, modifications to the Pilot Infrastructure Agreement or termination of the Pilot Infrastructure Agreement.

Subject to certain excusable events, if EVgo is unable to meet its charger installation obligations in either of the two biennial periods, Pilot Company may be entitled to liquidated damages. Furthermore, depending on the length of the delay, Pilot Company may remove the charger site from the portfolio without designating a replacement charger site.

The Pilot Infrastructure Agreement is subject to early termination for several reasons including: (a) at Pilot Company’s election after 1,000 charging stalls have been completed, subject to the delivery of certain payments to EVgo, (b) the inability of EVgo to secure certain charger types in specified circumstances and (c) a material increase in the price of chargers due to a change in law.

EVgo is committed to purchasing a large number of chargers under the Delta Charger Supply Agreement and Purchase Order, which will require significant capital expenditures, some of which may not be immediately offset by payment by EVgo’s counterparty under the Pilot Infrastructure Agreement.

EVgo entered into the Delta Charger Supply Agreement and Purchase Order in order to meet the charger requirements of the Pilot Infrastructure Agreement. Pursuant to the Delta Charger Supply Agreement and Purchase Order, EVgo will purchase a minimum of 1,000 chargers (which will enable the construction of 2,000 stalls) from Delta over a period of four years with the option, at EVgo’s election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, EVgo is to receive delivery of 600 chargers in the 11 months following July 12, 2022 and is required to make full payment on such chargers within 60 days of receipt.

If the counterparty under the Pilot Infrastructure Agreement does not meet its obligation to pay for chargers, or if the Pilot Infrastructure Agreement is otherwise terminated, EVgo’s cash flows may be negatively impacted by its obligation to continue to purchase chargers from Delta under the Purchase Order.

Moreover, chargers purchased by EVgo under the Delta Charger Supply Agreement and Purchase Order may not qualify for funding under federal programs such as the National Electric Vehicle Infrastructure (“NEVI”) program. The failure of such chargers to qualify for federal programs such as NEVI could result in the Company being required to purchase chargers under the Delta Charger Supply Agreement and Purchase Order that it cannot deploy optimally, which could have an adverse effect on EVgo’s business, financial condition and operating results.

Additionally, EVgo depends on a limited number of vendors for charging equipment, including Delta. The inability of Delta to fulfill its requirements under the Delta Charger Supply Agreement and Purchase Order will require EVgo to find an alternative supplier in order to meet its commitments under the Pilot Infrastructure Agreement which may not be available or may be available at significantly higher cost.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, could have a material adverse effect on EVgo’s business and results of operations.

The global or national outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, may adversely impact EVgo’s employees and operations and the operations of EVgo’s customers, suppliers, vendors and business partners and negatively impact demand for EV charging. The impact of COVID-19 has resulted in significant volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities has led to overall reduced economic activity. The COVID-19 pandemic, vaccine mandates and other measures taken by federal, state and local governments to stop the spread of COVID-19 has impacted EVgo’s operations through reduced demand for EV charging, construction delays and supply chain and shipping constraints. See “—Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Geopolitical and Macroeconomic Environment.”

In addition, since the beginning of the COVID 19 pandemic, EVgo has modified its business practices and currently allows most personnel to work in a hybrid manner from either their home or from an office location. EVgo has implemented various safety protocols for personnel who must leave their homes for work such as requiring certifications of health status as well as implementing a vaccine mandate policy where all employees must present proof of vaccination. EVgo may take further actions as may be required by government authorities or that EVgo determines are in the best interests of EVgo’s employees, customers, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic impacts EVgo’s business, prospects and results of operations will depend on future developments, including the COVID-19 pandemic’s scope, duration, severity, trajectory, and lasting impact, which remain unpredictable in light of pockets of resurgence and the emergence of variant strains contributing to continued uncertainty. The COVID-19 pandemic could limit the ability of customers, suppliers, vendors, permitting agencies, utilities and business partners to perform, including third-party suppliers’ ability to provide components and materials used in charging stations or in providing installation or maintenance services. EVgo may continue to experience an adverse impact to its business as a result of the pandemic’s lasting global economic impact, including any recession that may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and levels of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could each have a material adverse effect on the demand for EVgo’s products and services.

EVgo relies on a limited number of vendors for EVgo’s charging equipment and related support services. A loss of any of these partners could negatively affect EVgo’s business.

EVgo relies on a limited number of vendors for design, testing and manufacturing of charging equipment which at this stage of the industry is unique to each supplier and thus singularly sourced with respect to components as well as aftermarket maintenance and warranty services. For the years ended December 31, 2022 and 2021, EVgo had four and two vendors, respectively, that provided more than 10% of EVgo’s total charging equipment. For the years ended December 31, 2022 and 2021, the amount provided by these vendors were 88.8% and 37.3%, respectively. This reliance on a limited number of vendors increases EVgo’s risks, since EVgo does not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to reduced availability of certain key components such as semiconductors, EVgo may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. See “—Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.” Thus, EVgo’s business could be adversely affected if one or more of EVgo’s vendors is impacted by any interruption at a particular location.

As the demand for public fast charging increases, charging equipment vendors may not be able to dedicate sufficient supply chain, production, or sales channel capacity to keep up with the required pace of charging infrastructure expansion. In addition, as the EV market grows, the industry may be exposed to deteriorating design requirements, undetected faults or the erosion of testing standards by charging equipment and component suppliers, which may adversely impact the performance, reliability and lifecycle cost of the chargers. If EVgo or EVgo’s suppliers experience a significant increase in demand, or if EVgo needs to replace an existing supplier, EVgo may not be able to supplement service or replace the supplier on acceptable terms, which may undermine EVgo’s ability to install chargers in a timely manner. For example, it may take a significant amount of time to identify a vendor that has the capability and resources to supply and/or service charging equipment in sufficient volumes. Identifying and approving suitable vendors could be an extensive process that requires the Company to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices. Accordingly, a loss of any significant vendor could have an adverse effect on EVgo’s business, financial condition and operating results.

As the federal government and Congress require that charging equipment be manufactured in the U.S. in order to access federal financial support or secure contracts with the federal government, EVgo may have to source equipment from alternative vendors or work with current vendors to develop manufacturing capacity in the U.S. to participate in the covered federal programs.

EVgo’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations and such risks may increase in the future as EVgo expands the scope of such services with other parties.

Charger installation and construction is typically performed by third-party contractors managed by the Company. The installation and construction of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters and typically requires local utility cooperation in design and interconnection request approval and commissioning, as well as various local and other governmental approvals and permits that vary by jurisdiction. In addition, building codes, accessibility requirements, utility interconnect specifications, review, approval or study lead time or regulations may hinder EV charger installation and construction because they end up costing the developer or installer more in order to meet the code requirements. In addition, increased demand for the components necessary to install and construct charging stations could lead to higher installed costs. Meaningful delays or cost overruns caused by EVgo’s vendor supply chains, contractors, utility upgrades scope and delays, or inability of local utilities and approving agencies to cope with heightened levels of activity, may impact EVgo’s ability to satisfy the requirements under the Build Schedule and EVgo’s other contractual commitments, and may impact revenue recognition in certain cases and/or impact EVgo’s relationships, any of which could impact EVgo’s business and profitability, pace of growth and prospects. For example, the installation of charger stalls under the GM Agreement have required significant utility upgrades to accommodate the higher capacity chargers. EVgo has experienced significant delays in these upgrades, which have in turn caused delays in the construction of the chargers pursuant to the GM Agreement. The Company expects utility-related delays to continue as the industry continues to adapt to the requirements of high-powered charger installation. If these delays continue or worsen, EVgo may not meet the charger-installation milestones under the GM Agreement or its other contractual commitments under agreements with other third parties. See “— EVgo will be required to install a substantial number of chargers under EVgo’s agreement with GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant.” and “—EVgo will be required to install a substantial number of charger stalls under EVgo’s agreement with Pilot Company and GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from Pilot Company and may be required to pay liquidated damages, which may be significant.”

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

EVgo’s business model is predicated on the presence of qualified and capable electrical and civil contractors and subcontractors in the new markets EVgo intends to enter. There is no guarantee that there will be an adequate supply of such partners. A shortage in the number of qualified contractors may impact the viability of the business plan, increase risks related to the quality of work performed and increase costs if outside contractors are brought into a new market.

In addition, EVgo’s network expansion plan relies on EVgo’s site development efforts and EVgo’s business is exposed to risks associated with receiving site control and access necessary for the construction of the charging station and operation of the charging equipment, electrical interconnection and power supply at identified locations sufficient to host chargers on a timely basis. EVgo generally does not own the land at the charging sites and relies on site licenses with Site Hosts that convey the right to build, own and operate the charging equipment on the site. EVgo may not be able to renew the site licenses or retain site control. The process of establishing or extending site control and access could take longer or become more competitive. As the EV market grows, competition for premium sites may intensify, the power distribution grid may require upgrading, and electrical interconnection with local utilities may become more competitive, all of which may lead to delays in construction and/or commissioning. As a result, EVgo may be exposed to increased interconnection costs and utility fees, as well as delays, which may slow the pace of EVgo’s network expansion.

Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.

Global trade conditions and consumer trends that originated during the COVID-19 pandemic continue to persist and have created significant disruptions to the global supply chain, which may impact EVgo’s ability to obtain charging equipment and other supplies necessary for EVgo’s business on a timely basis and at anticipated costs. Additionally, a global shortage of semiconductors since early 2021 has caused challenges in the manufacturing industry and impacted the EV supply chain as well. Any continued or new supply chain disruptions, or shortages in the availability of charging equipment from EVgo’s suppliers, could adversely affect EVgo’s business and operating results.

In addition, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact EVgo’s supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, could adversely affect EVgo’s supply chain, which, in turn, could affect EVgo’s business and operating results.

Additionally, Delta is located in Taiwan, and EVgo’s ability to receive sufficient supplies of Delta chargers could be adversely affected by events such as natural disasters in Taiwan, including earthquakes, drought and typhoons, escalations of tensions between the People’s Republic of China and Taiwan, including resulting from the People’s Republic of China’s recent increase in military exercises around Taiwan, political unrest, trade restrictions or war.

If EVgo is unable to attract and retain key employees and hire qualified management, technical, engineering, financial, legal, sales, marketing and business development personnel, EVgo’s ability to compete and successfully grow EVgo’s business and customer base could be harmed.

EVgo’s success depends, in part, on EVgo’s continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively could adversely affect EVgo’s business. Competition for employees can be intense and the ability to attract, hire and retain them depends on EVgo’s ability to provide meaningful work at competitive compensation. EVgo may not be able to attract, assimilate, develop or retain qualified personnel in the future and failure to do so could adversely affect EVgo’s business, including the execution of EVgo’s growth business strategy.

EVgo may need to raise additional funds and these funds may not be available when needed or may only be available on unfavorable terms, which could impact the Company’s ability to fund its operations, its growth and the build-out of the Company’s network.

EVgo may need to raise additional capital in the future to fund its operations, further scale EVgo’s business and expand EVgo’s charging network. EVgo may raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or through grant funding. EVgo cannot be certain that additional funds or incentives will be available on favorable terms when required, or at all, or that EVgo will be able to capture expected grant funding under various existing and new state and local programs in the future. Recent increases in interest rates could increase the cost of capital, and it is not clear if interest rates will continue to rise or remain elevated in future periods.

If EVgo cannot raise additional funds when needed, EVgo’s financial condition, results of operations, business and prospects could be materially and adversely affected. If EVgo raises funds through the issuance of debt securities or through loan arrangements, the terms for such securities or arrangements could require significant interest payments, contain covenants that restrict EVgo’s business, or other unfavorable terms and rank senior to the interests held by EVgo’s stockholders. In addition, to the extent EVgo raises funds through the sale of additional equity securities, the market price of EVgo’s Class A common stock could be adversely affected and EVgo’s stockholders would experience dilution. See “—Risks Related to EVgo’s securities – The market price of EVgo’s Class A common stock could be adversely affected by, and EVgo’s stockholders may experience dilution as a result of, sales of substantial amounts of Class A common stock in the public or private markets, including sales by the Company, EVgo Holdings or other large holders.”

Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the cost of charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

The U.S. inflation rate increased during 2021 and 2022 and has remained elevated in 2023. These inflationary pressures have resulted in and may continue to result in, increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of EVgo’s business.

EVgo’s business is subject to risks associated with natural disasters, including earthquakes, hurricanes, wildfires and other severe weather events, which could be impacted by the effects of climate change. An earthquake, a wildfire, a major hurricane or other types of disasters or resource shortages, including public safety power shut-offs that have occurred and will continue to occur in California or other states, could disrupt and harm EVgo’s operations and those of EVgo’s customers.

Many of EVgo’s facilities are located in California, an active earthquake zone, and Florida and Texas, areas susceptible to hurricanes. Additionally, EVgo has significant operations in a number of areas, including Los Angeles and San Francisco, that are projected to be vulnerable to future water scarcity and sea level rise due to climate change. The occurrence of a natural disaster such as an earthquake, hurricane, drought, flood, fire (such as the recent extensive wildfires in California, Oregon and Colorado), localized extended outages of critical utilities (as seen recently in California and Texas) or transportation systems, or any critical resource shortages could cause a significant interruption in EVgo’s business, damage or destroy EVgo’s facilities or inventory and cause the Company to incur significant costs, any of which could harm EVgo’s business, financial condition and results of operations. Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact EVgo’s business. Such physical risks may result in damage to EVgo’s facilities or otherwise adversely impact operations. The insurance EVgo maintains against fires, earthquakes, hurricanes and other disasters and damage may not be adequate to cover losses in any particular case.

In addition, rolling public safety power shut offs in California or other states can affect throughput and/or user acceptance of EVs, as charging may be unavailable at the desired times, or at all during these events. These shut offs could also affect the ability of fleet operators to charge their EVs, which, for example, could adversely affect transportation schedules or any service level agreements to which either EVgo or the fleet operator may be a party. Additionally, extended patterns of extreme cold weather have caused and may in the future cause, owners of EVs to experience reduced charging speeds and driving ranges. If any of these events occur and/or persist, the demand for EVs could decline, which would result in reduced demand for charging.

Further, severe natural disasters could affect vendors’ data centers in a temporary or longer-term fashion which would adversely affect EVgo’s ability to operate EVgo’s network.

EVgo’s charging stations are often located in areas that are publicly accessible and may be exposed to vandalism or misuse by customers or other individuals, which would increase EVgo’s replacement and maintenance costs.

EVgo’s public chargers may be exposed to vandalism or misuse by customers and other individuals, increasing wear and tear of the charging equipment. Such damage could shorten the usable lifespan of the chargers and require the Company to increase its spending on replacement, maintenance and insurance costs and could result in site hosts reconsidering the value of hosting EVgo’s charging stations at their sites. In addition, the cost of any such damage may not be covered by EVgo’s insurance in full or at all and, in the event of repeated damage to EVgo’s charging equipment, EVgo’s insurance premiums could increase and it could be subject to additional insurance costs or may not be able to obtain insurance at all, any of which could have an adverse effect on its business.

EVgo is dependent upon the availability of electricity at EVgo’s current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect EVgo’s business and results of EVgo’s operations.

The operation and development of EVgo’s charging stations is dependent upon the availability of electricity, which is beyond EVgo’s control. EVgo’s charging stations are affected by problems accessing electricity sources, such as planned or unplanned power outages. In recent years, shortages of electricity have resulted in increased costs to users and interruptions in service. In particular, California has experienced rolling blackouts due to excessive demands on the electrical grid or as precautionary measures against the risk of wildfire. Similarly, Texas has experienced failures in its electrical grid due to severe weather. In the event of a power outage, EVgo will be dependent on the utility company and in some cases the Site Host, to restore power. Any prolonged power outage could adversely affect customer experience and EVgo’s business and results of operations.

Changes in utility electricity pricing or new and restrictive constructs from regulations applicable to pricing may adversely impact future operating results. For example, some jurisdictions have required the Company to switch from pricing on a per-minute basis to a per-kWh basis and other jurisdictions may follow suit. Utility rates may change in a way that adversely affects fast charging or in a way that may limit EVgo’s ability to access certain beneficial rate schedules. In addition, utilities or other regulated entities with monopoly power may receive authority to provide charging services that result in an anti-competitive advantage relative to the Company and other private sector operators.

Some of EVgo’s business objectives are dependent upon the purchase of renewable energy certificates and an increase in the cost of such certificates may adversely impact EVgo’s business and results of operations.

As part of EVgo’s business strategy, EVgo markets the electricity provided from EVgo’s charging stations as 100% renewable. EVgo purchases various RECs in order to qualify the electricity that EVgo distributes through its charging stations as renewable. Several states have passed renewable energy portfolio standards, which set a minimum percentage of energy that must be generated from renewable sources. These standards may require utilities or load serving entities to acquire RECs annually in order to demonstrate their compliance. Other regulations may also impact the supply of and demand for, such RECs. While higher renewable energy portfolio standards may also increase the amount of renewable energy available, EVgo cannot predict the impact such regulations may have on the price or availability of RECs. If EVgo is unable to purchase a sufficient amount of RECs, EVgo may be unable to achieve this objective, which may negatively impact EVgo’s reputation in the marketplace. If the cost of RECs increases, EVgo may be unable to fully pass the higher cost of RECs through to EVgo’s customers and increases in the price of RECs may decrease EVgo’s results of operations.

EVgo’s success depends on EVgo’s ability to develop and maintain relationships with automotive OEM and fleet partners.

The success of EVgo’s business depends on EVgo’s ability to develop and maintain relationships with OEMs, such as GM, Nissan, Tesla and others. These relationships help the Company access new customers and build brand awareness through co-marketing. EVgo may also benefit from promotional programs sponsored by OEMs, such as prepaid charging credits. In some cases, EVgo’s OEM partners have agreed to fund capital expenditures related to the build-out of EVgo’s charger network. For example, GM is providing payments for performance obligations that will help fund the accelerated build-out of 3,250 charger stalls for EVgo’s fast charger network through March 2026. If EVgo fails to maintain or develop relationships with OEMs, or if OEMs opt to partner with competitors rather than the Company, EVgo’s revenues may decline and EVgo’s business may suffer.

There can be no certainty that EVgo will be able to identify and contract with suitable additional OEM and fleet partners. To the extent EVgo identifies such partners, EVgo will need to negotiate the terms of a commercial agreement with such partners. There can be no assurance that EVgo will be able to negotiate commercially attractive terms with additional OEM and fleet partners, if at all. EVgo may also be limited in negotiating future commercial agreements by the provisions of EVgo’s existing contracts such as “most-favored nations” clauses. For example, EVgo’s contracts with GM prohibit the Company from entering into agreements for similar programs on terms more favorable than the terms afforded to GM for a limited period of time. See Part I, Item 1, “Business — Customers, Partnerships and Strategic Relationships.”

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

EVgo’s revenue growth will depend in significant part on EVgo’s ability to increase sales of EVgo’s products and services to fleet operators, including medium- and heavy-duty vehicle fleets and rideshare operators. The electrification of fleets is an emerging market and fleet operators may not adopt EVs on a widespread basis, operate on the timelines EVgo anticipates or rely on public and/or private fast charging and EVgo’s network. In addition to the factors affecting the growth of the EV market generally, transitioning to an EV fleet can be costly and capital intensive, which could result in slower than anticipated adoption. The sales cycle could also be longer for sales to fleet operators with formal procurement processes. Fleet operators may also require significant additional services and support and if EVgo is unable to provide such services and support, it may adversely affect EVgo’s ability to attract additional fleet operators as customers. Any failure to attract and retain fleet operators as customers in the future would adversely affect EVgo’s business and results of operations.

If EVgo fails to offer high-quality support to Site Hosts or drivers or fails to maintain high charger availability and strong user experience, EVgo’s business and reputation will suffer.

Once EVgo’s charging stations are installed, Site Hosts and drivers rely on the Company to provide maintenance services to resolve any issues that might arise in the future. Rapid and high-quality customer and equipment support is important so drivers can receive reliable charging for their EVs. The importance of high-quality customer and equipment support will increase as EVgo seeks to expand EVgo’s business and pursue new customers and geographies. If EVgo does not quickly resolve issues and provide effective support, EVgo’s ability to retain customers or sell additional products and services to existing customers could suffer, and EVgo’s brand and reputation could be harmed. EVgo has limited experience with certain of its charging equipment. While EVgo conducts extensive testing on all new equipment prior to deployment, its assumptions regarding the durability and reliability of its charging equipment could prove to be materially different from the actual performance of such equipment, causing the Company to incur substantial expense to repair or replace defective equipment in the future. Any widespread or persistent equipment failures could damage EVgo’s market reputation, cause its sales and charging revenue to decline, require EVgo to repair or replace the defective equipment, and increase EVgo’s maintenance costs, any of which could have a material adverse effect on EVgo’s business and results of operations.

Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruptions in service, which could harm EVgo’s business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in EVgo’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing attacks and denial-of-service attacks against online networks have become more prevalent and may occur on EVgo’s systems. Any attempts to disrupt EVgo’s services or systems could harm EVgo’s business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, result in fines, penalties or other liabilities and damage EVgo’s reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks and similar disruptions. Even with the security measures implemented by the Company, such as managed security services that are designed to detect and protect against cyber-attacks and similar disruptions and any additional measures EVgo may implement or adopt in the future, EVgo’s facilities and systems and those of EVgo’s third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Efforts to prevent cyberattacks and similar disruptions are expensive to implement and, as the regulatory framework for data privacy and security worldwide continues to evolve and develop, EVgo may incur additional significant costs to comply with new or existing laws, regulations and other obligations and EVgo may not be able to cause the implementation or enforcement of such preventions or compliance with such laws and regulations with respect to EVgo’s third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, an inability to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm EVgo’s reputation, brand and ability to attract customers.

EVgo has previously experienced and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. EVgo relies on data carrier networks to support reliable operation, management and maintenance of EVgo’s charger network, charging session management, driver authentication and payment processing, all of which depend on reliable connections with wireless communications networks. As a result, EVgo’s operations depend on a handful of public carriers and are exposed to disruptions related to network outages and other communications issues on the carrier networks. See “— Risks Related to EVgo’s Technology, Intellectual Property and Infrastructure — Interruptions, delays in service, communications outages or inability to increase capacity at third-party data center facilities could impair the use or functionality of EVgo’s subscription services, harm EVgo’s business and subject the Company to liability.” If EVgo’s services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for EVgo’s solutions from customers.

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

EVgo is dependent on the interoperability of EVgo’s mobile applications with popular mobile operating systems that EVgo does not control, such as Google’s Android and Apple’s iOS and any changes in such systems that degrade EVgo’s products’ functionality or give preferential treatment to competitive products could adversely affect the usage of EVgo’s applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that EVgo’s products work well with a range of mobile technologies, systems, networks and standards that EVgo does not control. EVgo may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards.

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

EVgo is subject to risks associated with integrating the PlugShare acquisition, and should EVgo pursue additional acquisitions in the future, EVgo would be subject to risks associated with completing and integrating such acquisitions.

On July 9, 2021, EVgo acquired PlugShare for $25 million in cash, including repayment of $3 million of indebtedness. PlugShare is an EV cloud-based data solution provider formed in 2009 and focused on EV app development, market research, data licensing, reporting and advertising. EVgo continues to be subject to risks with fully integrating the PlugShare personnel as well as the technology platforms acquired.

EVgo may acquire additional assets, products, technologies or businesses that are complementary to EVgo’s existing business and strategic direction. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into EVgo’s own business and operations would require attention from management and could result in a diversion of resources from EVgo’s existing business, which in turn could have an adverse effect on EVgo’s operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities or securities convertible into equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect EVgo’s business, financial condition and results of operations.

Risks Related to the EV Market

Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for EVgo’s products and services.

Regulatory initiatives that required an increase in the mileage capabilities of cars and consumption of renewable transportation fuels, such as ethanol and biodiesel, have helped increase consumer acceptance of EVs and other alternative vehicles. However, the EV fueling model is different from gasoline and other fuel models, requiring behavior changes and education of businesses, consumers, regulatory bodies, local utilities and other stakeholders. Further developments in and improvements in the affordability of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed natural gas, proliferation of hybrid powertrains involving such alternative fuels, or improvements in the fuel economy of ICE vehicles, whether as the result of regulation or otherwise, may materially and adversely affect demand for EVs and EV charging stations in some market verticals. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Local jurisdictions may also impose restrictions on urban driving due to congestion, which may prioritize and accelerate micromobility trends and slow EV adoption growth. If any of the above cause or contribute to automakers reducing the availability of EV models or cause or contribute to consumers or businesses no longer purchasing EVs or purchasing fewer of them, it would materially and adversely affect EVgo’s business, operating results, financial condition and prospects.

Rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on EVgo’s network as much as expected. Future demand for or availability of battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.

The EV market is in the early stages of development and the medium- and heavy-duty vehicle segments, often particularly exposed to economic cycles, may not electrify as expected or on the timeline that is expected. The medium- and heavy-duty vehicle fleets that lend themselves well to electrification via EV powertrains are often linked to municipal and commercial budgets and may take longer to electrify as a result of budget or business constraints and administrative approvals. The mix of zero and low emission powertrains in certain vehicle classes and use cases in the medium- and heavy-duty sector may evolve less favorably for EV solutions due to future development of technologies and policy incentives that may favor existing diesel fuel, hybrid, natural gas or hydrogen fuel cell drivetrains. Medium- and heavy-duty vehicle OEMs may choose not to or may not be able to manufacture EVs in sufficient quantities or at all.

EVgo derives a substantial portion of EVgo’s revenue from the sale of regulatory credits. There are a number of factors beyond EVgo’s control that could have a material adverse effect on EVgo’s ability to generate such revenue.

In connection with the production, delivery, placement into service and ongoing operation of charging stations, EVgo earns and expects to continue to earn various tradable regulatory credits, in particular California’s LCFS credits. EVgo currently participates in California’s LCFS and Oregon’s LCFS programs. EVgo sells these credits and expects to continue to sell future credits, to entities that generate deficits under the LCFS programs and are obligated to purchase the credits and use them to offset their deficits or emissions, primarily petroleum refiners and marketers and other entities that can use the credits to comply with the program requirements. However, there is no guarantee that such credits will continue to be available for sale at prices forecasted by the Company, or that regulatory restrictions would not be imposed on the proceeds from the sale of such credits in the future. See “— The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.” For example, LCFS credit pricing may fluctuate and may come under pressure if clean fuels, possibly including EVs, achieve a higher-than-expected market penetration. Further, EVgo may not be able to market all LCFS credits, may have to sell LCFS credits at below projected prices or may not be able to sell LCFS credits at all. In addition, LCFS program rules may be revised in the future in ways that disadvantage certain types of clean fuels, including charging electricity used in EVs, or may not be extended further. The related Fast Charging Infrastructure (“FCI”) program in California provides incentives to owners of EV fast chargers put in place in 2019 and after and is designed to compensate for low utilization in the near term. However, there is no guarantee that the FCI program will not be terminated or amended or that the LCFS credits under the FCI program will continue to be available for sale.

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

The U.S. federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. In particular, EVgo has historically benefitted from the availability of federal tax credits under Section 30C of the Code, which effectively subsidized the cost of placing in service EVgo’s charging stations. The Inflation Reduction Act revised the credits under Section 30C of the Code to (i) retroactively extend the expiration of the credit as of December 31, 2021 (with such credit continuing to be capped at $30,000 per location for EV charging stations placed in service before January 1, 2023) until December 31, 2032, (ii) revised the credit structure, availability and requirements for EV charging stations placed in service after December 31, 2022 and (iii) introduced the concept of transferability of tax credits, providing an additional option to monetize such credits. As part of the revised credit structure and requirements for EV charging stations placed in service after December 31, 2022, the available Section 30C credit was expanded such that it is capped at $100,000 per item; however, in order to be eligible for such tax credit, EV charging stations must be installed in rural or low-income census tracts. Additionally, in order to receive the full tax credit, labor for EV charging station construction and maintenance must meet prevailing wage and apprenticeship requirements unless an exception applies. There can be no assurance that the EV charging stations placed in service by EVgo will meet the revised requirements for the Section 30C credits and compliance with such requirements could increase EVgo’s labor and other costs. Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations, could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there is no assurance EVgo will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms. Further, certain features of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized. See “—Financial, Tax and Accounting-Related Risks – Changes to U.S. applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect EVgo’s and EVgo OpCo’s business and future profitability.”

Federal guidance on Buy America requirements (effective as of March 23, 2023) applicable to the National Electric Vehicle Infrastructure (“NEVI”) Program, which was established by the Bipartisan Infrastructure Law, requires immediate domestic assembly and U.S. steel requirements for chargers to qualify for funding under the NEVI program, with higher domestic content percentages required in 2024. EVgo’s suppliers may experience delays in bringing their U.S. facilities online, and EVgo may be unable to source Buy America-compliant chargers in time to take advantage of early NEVI funding opportunities or only at increased costs. EVgo may be at a disadvantage to competitors that have already implemented domestic assembly and content standards into their supply chain. EVgo’s customers may request delays or adjustments to their build-out plans in order to accommodate these added Buy America requirements, which could result in delays in receipt of revenue from customers.

New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of EVgo’s stations. Furthermore, new tariffs and policy incentives could be put in place that favor equipment manufactured by or assembled at American factories, which may put EVgo’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or delaying EVgo’s ability to apply or qualify for grants and other government incentives, or for certain charging infrastructure build-out solicitations and programs, including those initiated by federal government agencies.

Moreover, a variety of incentives and rebates offered by the U.S. federal government as well as state and local governments in order to encourage the use of EVs may be limited or reduced. In particular, the U.S. federal government offers a tax credit, the maximum amount of which is $7,500, for qualified new plug-in EVs. The Inflation Reduction Act modified the tax credit for new plug-in EVs and added new tax credits for used and commercial EVs. The Inflation Reduction Act removed the phase-out of tax credits for new plug-in EVs with respect to vehicle manufacturers that reached certain production levels beginning in 2023. However, the tax credit is subject to additional requirements and limitations, such as certain adjusted gross income limits for consumers claiming the credit, domestic content requirements for critical minerals and batteries and a requirement for final assembly to occur in North America. Such additional requirements and limitations for such tax credits may reduce incentives available to encourage the adoption of EVs; favor competitors whose production chains enable them to more readily take advantage of such incentives; delay purchases and installations of charging equipment by the Company as manufacturing of charging equipment is moved to the U.S. in order to expand eligibility for such incentives (which, in turn, could delay the Company’s recognition of revenue in connection with such stalls); increase the cost of procurement of some inputs in the construction of charging infrastructure; and negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. Any such developments could have an adverse effect on EVgo’s business, financial condition and results of operations.

Risks Related to EVgo’s Technology, Intellectual Property and Infrastructure

EVgo may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive and EVgo’s business could be adversely affected.

From time to time, the holders of intellectual property rights may assert their rights and urge the Company to take licenses and/or may bring suits alleging infringement or misappropriation of such rights. There can be no assurance that EVgo will be able to mitigate the risk of potential suits or other legal demands by competitors or other third parties. Accordingly, EVgo may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur and such licenses and associated litigation could significantly increase EVgo’s operating expenses. In addition, if EVgo is determined to have or believes there is a high likelihood that EVgo has infringed upon or misappropriated a third party’s intellectual property rights, EVgo may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services EVgo offers, to pay substantial damages and/or royalties, to redesign EVgo’s products and services and/or to establish and maintain alternative branding. In addition, to the extent that EVgo’s customers and business partners become the subject of any allegation or claim regarding the infringement or misappropriation of intellectual property rights related to EVgo’s products and services, EVgo may be required to indemnify such customers and business partners. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Even if EVgo is not a party to any litigation between a customer or business partner and a third party relating to infringement by EVgo’s products, an adverse outcome in any such litigation could make it more difficult for the Company to defend EVgo’s products against intellectual property infringement claims in any subsequent litigation in which EVgo is a named party. If EVgo is required to take one or more such actions, EVgo’s business, prospects, brand, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, reputational harm and diversion of resources and management attention.

EVgo’s business may be adversely affected if EVgo is unable to protect its technology and intellectual property from unauthorized use by third parties.

EVgo’s success depends, in part, on EVgo’s ability to protect EVgo’s core technology and intellectual property. To accomplish this, EVgo relies on and plans to continue relying on, a combination of trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to retain ownership of and protect, EVgo’s technology. As of December 31, 2022, EVgo held 16 patents and had 15 additional patent applications pending in the U.S. and abroad. Failure to adequately protect EVgo’s technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of EVgo’s competitive advantage and a decrease in revenue which would adversely affect EVgo’s business, prospects, financial condition and operating results.

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

Intellectual property and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Further, policing the unauthorized use of EVgo’s intellectual property in foreign jurisdictions may be costly, difficult or even impossible. Therefore, EVgo’s intellectual property rights may not be as strong or as easily enforced outside of the U.S.

Any issued patent which may result from the pending patent application may come to be considered “standards essential.” If this is the case, EVgo may be required to license certain technology on “fair, reasonable and non-discriminatory” terms, decreasing revenue. Further, competitors, vendors, or customers may, in certain instances, be free to create variations or derivative works of EVgo’s technology and intellectual property and those derivative works may become directly competitive with EVgo’s offerings. Finally, EVgo may not be able to leverage, or obtain ownership of, all technology and intellectual property developed by EVgo’s vendors in connection with design and manufacture of EVgo’s products, thereby jeopardizing EVgo’s ability to obtain a competitive advantage over EVgo’s competitors.

The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.

The EV industry is new and evolving as are the standards governing EV charging which have not had the benefit of time-tested use cases. These immature industry standards could result in future incompatibilities and issues that could require significant resources and/or time to remedy. Utilities and other large market participants also mandate their own adoption of specifications that have not become widely adopted in the industry and may hinder innovation or slow new product or new feature introduction.

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

EVgo’s technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage EVgo’s reputation with current or prospective customers and/or expose the Company to product liability and other claims that could materially and adversely affect EVgo’s business.

EVgo may be subject to claims that charging stations have malfunctioned and persons were injured or purported to be injured, or that personal property has been damaged, including due to latent defects. Any insurance that EVgo carries may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. Any of these events could adversely affect EVgo’s brand, reputation, operating results or financial condition.

EVgo’s software platform is complex and includes a number of licensed third-party commercial and open-source software libraries. EVgo’s software may contain latent defects or errors that may be difficult to detect and remediate. EVgo is continuing to evolve the features and functionality of EVgo’s platform through updates and enhancements and as EVgo does so, EVgo may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if EVgo’s products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.

Any defects or errors in product or service offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect EVgo’s business and results of operations:

●	expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
●	loss of existing or potential customers or partners;
●	interruptions or delays in sales;
●	equipment replacements;
●	delayed or lost revenue;
●	macroeconomic conditions, including inflation, interest rates and volatility surrounding closure or takeover of financial institutions;
●	delay or failure to attain market acceptance;
●	delay in the development or release of new functionality or improvements;
●	bodily injury or harm to customers or other individuals and damage to property;negative publicity and reputational harm;
●	sales credits or refunds;
●	exposure of confidential or proprietary information;
●	diversion of development and customer service resources;
●	breach of warranty claims;
●	legal claims under applicable laws, rules and regulations; and
●	the expense and risk of litigation.

EVgo also faces the risk that any contractual protections EVgo seeks to include in EVgo’s agreements with customers are rejected, not implemented uniformly or do not fully or effectively protect from claims by customers, resellers, business partners or other third parties. In addition, any insurance coverage or indemnification obligations of suppliers for EVgo’s benefit may not adequately cover all such claims or may cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on EVgo’s business, operating results and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.

Interruptions, delays in service, communications outages or inability to increase capacity at third-party data center facilities could impair the use or functionality of EVgo’s subscription services, harm EVgo’s business and subject the Company to liability.

EVgo currently serves customers from third-party data center facilities operated by Amazon Web Services and Google, as well as others. All of EVgo’s services are housed in third-party data centers operated in the U.S. and EVgo employs geographically distributed, redundant back-up data centers for all services. Any outage or failure of such data centers could negatively affect EVgo’s product connectivity and performance. EVgo’s primary environments are operated by Google and Amazon and any interruptions of these primary and backup data centers could negatively affect EVgo’s product connectivity and performance. Furthermore, EVgo depends on connectivity from EVgo’s charging stations to EVgo’s data centers through cellular service and virtual private networking providers, such as AT&T and Verizon. Any incident affecting a data center facility’s or cellular and/or virtual private networking services provider’s infrastructure or operations, whether caused by fire, flood, storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of EVgo’s services.

Any damage to, or failure of, EVgo’s systems, or those of EVgo’s third-party providers, could interrupt or hinder the use or functionality of EVgo’s services. Impairment of or interruptions in EVgo’s services may reduce revenue, subject the Company to claims and litigation, cause customers to terminate their subscriptions and adversely affect renewal rates and EVgo’s ability to attract new customers. EVgo’s business could also be harmed if customers and potential customers believe EVgo’s products and services are unreliable.

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

As EV technologies change, EVgo may need to upgrade or adapt EVgo’s charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular major improvements in battery technology leading to significant increases in charging rates, which could involve substantial costs. Even if EVgo is able to keep pace with changes in technology and develop new products and services, EVgo’s research and development expenses could increase, EVgo’s gross margins could be adversely affected in some periods and EVgo’s prior products could become obsolete more quickly than expected.

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

EVgo’s future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements and introducing new products that achieve market acceptance. EVgo plans to incur significant research and development costs in the future as part of EVgo’s efforts to design, develop, manufacture and introduce new products and enhance existing products. Further, EVgo’s research and development program may not produce successful results and EVgo’s new products may not achieve market acceptance, create additional revenue or become profitable.

EVgo may be unable to leverage customer data in all geographic locations and this limitation may impact research and development operations.

EVgo relies on data collected through charging stations or EVgo’s mobile application. EVgo uses this data in connection with the research, development and analysis of EVgo’s technologies, creating and delivering value-add customer services and in assessing future charger locations as well as charging station capacities. EVgo’s inability to obtain necessary rights to use this data for the stations that EVgo does not own or freely transfer this data could result in delays or otherwise negatively impact EVgo’s research and development and expansion efforts and limit EVgo’s ability to derive revenues from value-add customer services. For instance, consumer privacy regulations may limit EVgo’s ability to make fully informed, data driven business decisions, conduct microtargeting marketing strategies or provide microtargeting-based offerings to EV drivers.

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

In addition to the other risks described herein, the following factors could also cause EVgo’s financial condition and results of operations to fluctuate on a quarterly basis:

●	the timing and volume of new sales;
●	fluctuations in service costs, particularly due to unexpected costs of servicing and maintaining charging stations, changes in utility tariffs affecting costs of electricity, increases in property taxes and expenses related to permits, changes in dynamics with Site Host partners that may result in higher site-license fees, change in payment fees and unexpected increases in third-party software costs;
●	the timing of new charger installations and new product rollouts;
●	the timing of the introduction of new EV models by OEMs;
●	weaker than anticipated demand for DC fast charging, whether due to changes in government incentives and policies or due to other conditions;
●	fluctuations in sales and marketing, business development or research and development expenses;
●	supply chain interruptions and manufacturing or delivery delays;
●	the timing and availability of new products relative to customers’ and investors’ expectations;
●	the length of the installation cycle for a particular location or market;
●	the timing of recognition of any cash received from OEM partners as revenue;
●	the impact of COVID-19 on EVgo’s workforce, or those of EVgo’s customers, suppliers, vendors or business partners;
●	disruptions in sales, production, service or other business activities or EVgo’s inability to attract and retain qualified personnel;
●	unanticipated changes in federal, state, local, or foreign government incentive programs, which can affect demand for EVs or the anticipated costs of construction of charging infrastructure;
●	unanticipated emergence of new market entrants and various strategic actions by incumbents that might lead to intensifying competition and thus worsened operational results;
●	the potential adoption of time-of-day or time-of-use rates by local utilities, which may reduce EVgo’s margins; and
●	seasonal fluctuations in driving patterns.

Revenue and other operating results may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of the Company’s common stock. In addition, fluctuations in operating results and cash flow could, among other things, give rise to short-term liquidity issues. See “—Risks Related to EVgo’s Business – EVgo may need to raise additional funds and these funds may not be available when needed or may only be available on unfavorable terms, which could impact the Company’s ability to fund its operations, its growth and the build-out of the Company’s network.”

EVgo has identified material weaknesses in its internal control over financial reporting, and any inability to timely  remediate these material weaknesses or to otherwise establish and maintain an effective system of internal control over financial reporting may harm investor confidence and cause a decline in the price of the Company’s Class A common stock.

In connection with the preparation of EVgo’s audited consolidated financial statements as of and for the year ended December 31, 2022, material weaknesses were identified in EVgo’s internal control over financial reporting as discussed in more detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of EVgo’s financial statements will not be prevented or detected on a timely basis. Notwithstanding such material weaknesses, EVgo’s management believes the consolidated financial statements included in this Annual Report present fairly, in all material respects, its financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

The following material weaknesses in internal control over financial reporting were identified: as a result of the Company lacking a sufficient number of trained resources to fulfill internal control responsibilities, the Company did not have an effective risk assessment process that evaluated risks at a sufficient level of detail to identify all relevant risks of material misstatement across the entity and the Company did not have an effective information and communication process that identified and assessed the controls necessary to ensure the reliability of information used in financial reporting. As a consequence, the Company did not effectively design, implement and operate process-level controls and effectively general information technology (“IT”) controls relevant to all of its financial reporting processes. For further discussion of EVgo’s internal control over financial reporting and a description of the identified material weaknesses, which include all material weaknesses as of December 31, 2021 that had been identified in the annual report for the period then ended to the extent they continue to persist, see Part II, Item 9A, “Controls and Procedures” in this Annual Report. As further discussed in that section, in order to address these identified material weaknesses, EVgo has established a remediation plan which includes a number of measures, including the hiring and training of additional accounting, financial reporting, and compliance personnel and designing and implementing a comprehensive and continuous risk assessment process, controls over the completeness and accuracy of information and process- and IT-level controls.

Although EVgo is committed to remediating these material weaknesses and is making progress in that effort, it may not be successful in making the improvements necessary to remediate them or be able to do so in a timely manner. EVgo may also identify additional control deficiencies or material weaknesses in the future, or otherwise be unable to comply with the requirements of Section 404 the Sarbanes-Oxley Act of 2002, which may subject the Company to adverse regulatory consequences, negatively impact EVgo’s ability to produce timely and accurate financial statements in the future, harm investor confidence in the accuracy and completeness of its financial reporting, adversely affect its business and operating results and cause a decline in the price of the Company’s Class A common stock.

Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect EVgo’s and EVgo OpCo’s business and future profitability.

EVgo has no material assets other than its indirect interest in EVgo OpCo, which holds, directly or indirectly, all of the operating assets of the EVgo business. EVgo OpCo generally will not be subject to U.S. federal income tax but may be subject to certain U.S. state and local and non-U.S. taxes. EVgo is a U.S. corporation that will be subject to U.S. corporate income tax on EVgo’s worldwide operations, including EVgo’s share of income of EVgo OpCo. Moreover, EVgo’s operations and customers are located in the U.S. As a result, EVgo and EVgo OpCo are subject to various U.S. federal, state and local taxes and EVgo’s future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of EVgo’s deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of share-based compensation;
●	the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities; or
●	changes in tax laws, regulations or interpretations thereof.

For example, the recently enacted Inflation Reduction Act extends and expands certain tax credits for EVs and EV charging infrastructure. As part of these changes, EV charging infrastructure and purchasers of EVs will be subject to additional requirements and/or limitations which may reduce the credits for which EVgo and EV consumers may be eligible and may affect the adoption of EVs and impact the demand for EV charging stations. In particular, certain prevailing wage and apprenticeship requirements may increase the cost to place in service EV charging stations, unless an exception applies. The exact impact of these changes is not fully known and may, in some circumstances, depend on guidance issued by the U.S. Department of the Treasury (“Treasury”) regarding the interpretation and implementation of the Inflation Reduction Act. Treasury has issued only limited guidance on the interpretation and implementation of the Inflation Reduction Act and additional guidance may be forthcoming. If and when issued, such guidance may impose further requirements and/or limitations. These and any other changes to government incentives that impose additional restrictions could increase costs, limit EVgo’s ability to utilize tax benefits, reduce its competitiveness and/or adversely impact EVgo’s growth, which could have a material adverse effect on EVgo’s business, financial condition and results of operations.

EVgo also may be subject to audits of EVgo’s or EVgo OpCo’s income, sales and other transaction taxes by U.S. federal, state and local taxing authorities. Outcomes of these audits could have an adverse effect on EVgo’s operating results and financial condition.

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

Additionally, EVgo and EVgo OpCo may be subject to significant income, withholding and other tax obligations in the U.S. and may become subject to taxation in numerous additional state, local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. EVgo’s and EVgo OpCo’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of share-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or the Company otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on EVgo’s or EVgo OpCo’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with EVgo’s or EVgo OpCo’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If EVgo or EVgo OpCo, as applicable, do not prevail in any such disagreements, EVgo’s profitability may be adversely affected.

EVgo’s or EVgo OpCo’s after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Continuing or worsening inflationary issues and associated changes in monetary policy may result in increases to the cost of charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

The U.S. inflation rate increased during 2021 and 2022 and has remained elevated in 2023. These inflationary pressures have resulted in and may continue to result in, increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of EVgo’s business.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership. Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Even though the Company assesses its banking and customer relationships as it believes necessary or appropriate, the Company’s access to funding sources and other credit arrangements in amounts adequate to finance or capitalize its current and projected future business operations could be significantly impaired by factors that affect the Company, the financial services industry or the economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on the Company’s current and projected business operations and financial condition and results of operations. These factors could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	Loss of access to working capital sources and/or the inability to refund, roll over or refund, roll over or extend the maturity of, or enter into new credit facilities;
●	To the extent that EVgo enters into credit agreements or arrangements or operating or financial agreements, potential or actual breaches of financial covenants or potential or actual cross-defaults in such agreements; or
●	To the extent that EVgo enters into cash management arrangements, termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and more restrictive financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Company to obtain financing on acceptable terms or at all. Any decline in available funding or access to the Company’s cash and liquidity resources could, among other risks, adversely impact the Company’s ability to meet its operating expenses, financial obligations or fulfill its other obligations, result in breaches of its contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on the Company’s liquidity and its business, financial condition or results of operations.

Risks Related to EVgo’s “Up-C” Structure and the Tax Receivable Agreement

EVgo Holdings owns the majority of EVgo’s voting stock and therefore has the right to appoint a majority of EVgo’s board members and its interests may conflict with those of other stockholders.

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

For example, EVgo Holdings may have different tax positions from the Company, especially in light of the Tax Receivable Agreement that could influence its decisions regarding whether and when to support the disposition of assets or the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreement and acceleration of EVgo’s obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to EVgo’s tax reporting positions may take into consideration tax or other considerations of EVgo Holdings, including the effect of such positions on EVgo’s obligations under the Tax Receivable Agreement, which may differ from EVgo’s considerations or the considerations of other stockholders. For additional information, see “Part II, Item 8. Consolidated Financial Statements and Supplementary Data – Note 19 – Tax Receivable Agreement.”

EVgo’s only principal asset is EVgo’s interest in Thunder Sub, which, in turn, holds only units issued by EVgo OpCo; accordingly, EVgo depends on distributions from EVgo OpCo and Thunder Sub to pay taxes, make payments under the Tax Receivable Agreement and cover EVgo’s corporate and other overhead expenses.

EVgo is a holding company and has no material assets other than EVgo’s ownership interest in Thunder Sub. Thunder Sub holds only EVgo OpCo Units, which at the time immediately following the CRIS Close Date were equal to the number of shares of Class A common stock issued and outstanding after giving effect to the CRIS Business Combination and the PIPE. Neither EVgo nor Thunder Sub has independent means of generating revenue or cash flow. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt instruments, the EVgo OpCo A&R LLC Agreement requires EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. EVgo generally expects EVgo OpCo to fund such distributions out of available cash and if payments under the Tax Receivable Agreement are accelerated, EVgo generally expects to fund such accelerated payments out of the proceeds of the change of control transaction giving rise to such acceleration. When EVgo OpCo makes distributions, the holders of EVgo OpCo Units will be entitled to receive proportionate distributions based on their interests in EVgo OpCo at the time of such distribution. In addition, the EVgo OpCo A&R LLC Agreement requires EVgo OpCo to make non-pro rata payments to Thunder Sub to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the EVgo OpCo A&R LLC Agreement. To the extent that EVgo needs funds and EVgo OpCo or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, EVgo’s liquidity and financial condition could be materially adversely affected.

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

EVgo will be required to make payments under the Tax Receivable Agreement for certain tax benefits that EVgo may claim and the amounts of such payments could be significant.

In connection with the CRIS Business Combination, EVgo entered into the Tax Receivable Agreement. This agreement generally provides for the payment by the Company Group to EVgo Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company Group actually realizes (or is deemed to realize in certain circumstances) in periods after the consummation of the CRIS Business Combination as a result of certain increases in tax basis available to the Company Group as a result of the CRIS Business Combination, the acquisition of EVgo OpCo Units pursuant to an exercise of the EVgo OpCo Unit Redemption Right (as defined in the EVgo OpCo A&R LLC Agreement) or the Call Right (as defined in the EVgo OpCo A&R LLC Agreement) (including any increases in tax basis relating to prior transfers of such EVgo OpCo Units that will be available to the Company Group as a result of its acquisition of such EVgo OpCo Units) and certain benefits attributable to imputed interest. The Company Group will retain the benefit of the remaining net cash savings, if any.

The term of the Tax Receivable Agreement commenced upon the consummation of the CRIS Business Combination and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired and all required payments are made, unless the Company Group exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including the Company Group’s breach of a material obligation thereunder or certain mergers or other changes of control) and the Company Group makes the termination payment specified in the Tax Receivable Agreement. In addition, payments the Company Group makes under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. During the year ended December 31, 2022, no transactions occurred that resulted in a cash tax savings benefit that would have triggered the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

The payment obligations under the Tax Receivable Agreement are the Company Group’s obligations and not obligations of EVgo OpCo and EVgo expects that the payments the Company Group will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of the Company Group’s realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of the Company Group’s ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon future events, including but not limited to the timing of redemptions of EVgo OpCo Units, the price of the Company’s Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming member’s tax basis in its EVgo OpCo Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character and timing of taxable income the Company Group generates in the future, the timing and amount of any earlier payments that the Company Group may have made under the Tax Receivable Agreement, the U.S. federal income tax rate then applicable and the portion of the Company Group’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash savings in tax generally are calculated by comparing the Company Group’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount the Company Group would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. Thus, the amount and timing of any payments under the Tax Receivable Agreement are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of the Company Group’s realization of tax benefits. Any distributions made by EVgo OpCo to the Company Group to enable the Company Group to make payments under the Tax Receivable Agreement, as well as any corresponding pro rata distributions made to the other holders of EVgo OpCo Units, could have an adverse impact on EVgo’s liquidity.

Payments under the Tax Receivable Agreement will not be conditioned upon a holder of rights under the Tax Receivable Agreement having an ownership interest in the Company or EVgo OpCo. In addition, certain rights of the holders of EVgo OpCo Units (including the right to receive payments) under the Tax Receivable Agreement will be transferable in connection with transfers permitted under the EVgo OpCo A&R LLC Agreement of the corresponding EVgo OpCo Units or after the corresponding EVgo OpCo Units have been acquired pursuant to the EVgo OpCo Unit Redemption Right or Call Right. For additional information, see “Part II, Item 8. Consolidated Financial Statements and Supplementary Data – Note 19 – Tax Receivable Agreement.”

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

If EVgo experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement terminates early (at the Company Group’s election or as a result of the Company Group’s breach), the Company Group would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (determined by applying a discount rate equal to one-year LIBOR (or an agreed successor rate, if applicable) plus 100 basis points), and such early termination payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement and (ii) that any EVgo OpCo Units (other than those held by the Company Group or its subsidiaries, other than EVgo OpCo) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date. Any early termination payment may be made significantly in advance of and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.

If EVgo experiences a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at the Company Group’s election or as a result of the Company Group’s breach), the Company Group’s obligations under the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the Company Group’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, EVgo generally expects the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, the Company Group may be required to fund such payment from other sources and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity. EVgo does not currently expect to cause an acceleration due to the Company Group’s breach and EVgo does not currently expect that the Company Group would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that the Company Group will be able to meet its obligations under the Tax Receivable Agreement. For additional information, see “Part II, Item 8. Consolidated Financial Statements and Supplementary Data – Note 19 – Tax Receivable Agreement.”

If the Company Group’s payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of Class A common stock could be substantially reduced.

If EVgo experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations), then the Company Group’s obligations under the Tax Receivable Agreement would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement and in such situations, payments under the Tax Receivable Agreement may be significantly in advance of and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of the Company Group’s payment obligations under the Tax Receivable Agreement, holders of Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, the Company Group’s payment obligations under the Tax Receivable Agreement will not be conditioned upon holders of EVgo OpCo Units having a continued interest in the Company or EVgo OpCo. Accordingly, the interests of the holders of EVgo OpCo Units may conflict with those of the holders of Class A common stock. See “— In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

EVgo will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that the Company Group will determine and the IRS or another tax authority may challenge all or part of the tax basis increases upon which payments under the Tax Receivable Agreement are based, as well as other related tax positions the Company Group takes and a court could sustain such challenge. The holders of EVgo OpCo Units will not reimburse the Company for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any holder of EVgo OpCo Units will be netted against future payments that would otherwise be made to such holder of EVgo OpCo Units, if any, after the Company Group’s determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, the Company Group could make payments that are greater than its actual cash tax savings, if any and may not be able to recoup those payments, which could materially adversely affect its liquidity.

If EVgo OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the Company and EVgo OpCo might be subject to potentially significant tax inefficiencies and EVgo would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

EVgo intends to operate such that EVgo OpCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of EVgo OpCo Units pursuant to the EVgo OpCo Unit Redemption Right (or the Call Right) or other transfers of EVgo OpCo Units could cause EVgo OpCo to be treated as a publicly traded partnership. Applicable Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership and EVgo intends to operate such that redemptions or other transfers of EVgo OpCo Units qualify for one or more such safe harbors. For example, EVgo intends to limit the number of holders of EVgo OpCo Units and the EVgo OpCo A&R LLC Agreement, which was entered into in connection with the consummation of the CRIS Business Combination, provides for limitations on the ability of holders of EVgo OpCo Units to transfer their EVgo OpCo Units and provides Thunder Sub, as the managing member of EVgo OpCo, with the right to impose restrictions (in addition to those already in place) on the ability of holders of EVgo OpCo Units to redeem their EVgo OpCo Units pursuant to the EVgo OpCo Unit Redemption Right (or Call Right) to the extent EVgo believes it is necessary to ensure that EVgo OpCo will continue to be treated as a partnership for U.S. federal income tax purposes.

If EVgo OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for the Company and EVgo OpCo, including as a result of the Company Group’s inability to file a consolidated U.S. federal income tax return with EVgo OpCo. In addition, the Company Group may not be able to realize tax benefits covered under the Tax Receivable Agreement and the Company Group would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of EVgo OpCo’s assets) were subsequently determined to have been unavailable.

Risks Related to Legal Matters and Regulations

Privacy concerns and laws, or other regulations, may adversely affect EVgo’s business.

State and local governments and agencies in the jurisdictions in which EVgo operates and in which customers operate, have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding consumers and other individuals, which could impact EVgo’s ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The costs of compliance with and other burdens imposed by, laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of EVgo’s products and services, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which EVgo closes sales transactions, any of which could harm EVgo’s business. Moreover, if EVgo or any of EVgo’s employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage EVgo’s reputation and brand.

Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance and limitations on data collection, use, disclosure and transfer for the Company and EVgo’s customers. Further, five states — California, Virginia, Colorado, Utah and Connecticut — have enacted similar, comprehensive privacy laws applicable to EVgo and its data processing activities. For example, California adopted the California Consumer Privacy Protection Act (“CCPA”) and the California State Attorney General has begun enforcement actions. Further, on November 3, 2020, California voters approved the California Privacy Rights Act (“CPRA”), which amended the CCPA. The CPRA became effective on January 1, 2023; however, regulations have not yet been issued, and enforcement does not begin until July 1, 2023. Although EVgo initiated a compliance program designed to comply with CCPA after consulting with outside privacy counsel, EVgo remains exposed to ongoing legal risks related to the CCPA and the expansion of the CCPA under the CPRA. The costs of compliance with and other burdens imposed by laws and regulations relating to privacy, data protection and information security that are applicable to the businesses of customers may adversely affect the ability and willingness to process, handle, store, use and transmit certain types of information, such as demographic and other personal information.

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

Existing and future environmental, accessibility, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact EVgo’s financial results or results of operation.

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

Environmental, accessibility, and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on EVgo’s business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to site design, hardware manufacturing, electronic waste, or batteries, could cause additional expenditures, restrictions and delays in connection with EVgo’s operations as well as other future projects, the extent of which cannot be predicted. For instance, more stringent laws or regulations for DC fast charging or companies that provide DC fast charging services may be enacted in the near future. EVgo’s charging stations have been constructed at various stages of development of the regulatory regime regarding accessibility. EVgo’s charging stations that have been constructed before regulations are issued may not comply with new regulations, which could subject the Company to penalties and enforcement actions. Additionally, EVgo could be regulated as a retail electric service provider in the future.

Further, EVgo currently relies on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of wastes, regardless of whether such failure is the responsibility of EVgo or EVgo’s contractors, may result in liability under environmental laws, including, but not limited to, CERCLA and state analogs, under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. EVgo may also generate or dispose of solid wastes, which may include hazardous wastes that are subject to the requirements of RCRA and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of EVgo’s charging stations may be excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, EVgo may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or EVgo’s ability to qualify the materials EVgo uses for exclusions under such laws and regulations, could adversely affect EVgo’s operating expenses. Additionally, EVgo may not be able to secure contracts with third parties to continue their key supply chain and disposal services for EVgo’s business, which may result in increased costs for compliance with environmental laws and regulations.

Separately, EVgo may also be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. EVgo may be required to incur substantial costs to comply with these requirements and the failure to comply may result in substantial fines or other penalties that may adversely impact EVgo’s business, financial condition or results of operations.

Increasing attention to ESG matters may increase EVgo’s costs of compliance and adversely impact EVgo’s business.

There is an increased focus, including by governmental and nongovernmental organizations, investors, customers and other stakeholders on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change and to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose EVgo to market, operational and execution costs or risks. EVgo’s failure to establish targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products. To the extent legislation is passed or regulations are adopted, EVgo could incur significant additional costs of compliance due to the need for expanded data collection, analysis and certification with respect to greenhouse gas emissions and other climate change related risks. For example, in March 2022, the SEC proposed new rules requiring public companies to disclose information related to their direct greenhouse gas emissions and indirect emissions from purchased energy, as well as specific categories of greenhouse gas emissions from upstream and downstream activities in the companies’ value chains, otherwise known as Scope 3 emissions. If the SEC’s proposed emissions reporting rule is finalized, it could significantly increase EVgo’s compliance costs. EVgo may also incur additional costs or require additional resources to monitor, report and comply with stakeholder expectations and standards and legislation and to meet climate change targets and commitments if established. In particular, EVgo markets the electricity provided from EVgo’s charging stations as 100% renewable based on the Company’s purchase of RECs. Certain ESG-focused investors and other stakeholders may instead favor direct purchases of renewable electricity, which in turn could lead the Company to choose to purchase electricity through such other sources, which could increase EVgo’s costs and have an adverse impact on EVgo’s results of operations.

Additionally, EVgo may receive requests for sustainability related information about its products, business operations and use of sustainable materials, among other data and may be required to satisfy certain ESG-related requirements as a condition to working with certain counterparties or participating in certain grant programs. Efforts to satisfy such requirements may result in increased costs and EVgo’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products and its ability to participate in certain grant programs.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings could lead to increased negative investor sentiment toward EVgo and could impact EVgo’s access to and costs of capital. Additionally, to the extent ESG matters negatively impact EVgo’s reputation, EVgo may not be able to compete as effectively to recruit or retain employees, which may adversely affect EVgo’s business. Such ESG matters may also impact EVgo’s suppliers, which may adversely impact EVgo’s business and financial condition.

Risks Related to EVgo’s Securities

EVgo is a “controlled company” within the meaning of the rules of the Nasdaq and the rules of the SEC. As a result, EVgo qualifies for and relies on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.

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

Following the CRIS Business Combination, EVgo utilized some or all of these exemptions. As a result, EVgo’s nominating and corporate governance committee and compensation committee may not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Provisions in EVgo’s Charter and Delaware law may have the effect of discouraging lawsuits against EVgo’s directors and officers.

EVgo’s Charter requires, unless EVgo consents in writing to the selection of an alternative forum, that (a) the federal courts of the U.S. shall have exclusive jurisdiction to hear, settle and/or determine any dispute, controversy or claim arising under the federal securities laws; and (b) the Court of Chancery of the State of Delaware (the “Court of Chancery”) shall have exclusive jurisdiction to hear (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to the Company or EVgo’s stockholders, (iii) any action asserting a claim against the Company, EVgo’s directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or EVgo’s Charter or EVgo’s bylaws, or (iv) any action asserting a claim against the Company, EVgo’s directors, officers or employees governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. If an action described in clause (b) above is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. However, Section 22 of the Securities Act provides for concurrent federal and state court jurisdiction over actions under the Securities Act and the rules and regulations thereunder and there is uncertainty as to whether a court would enforce this provision as it relates to actions arising under the Securities Act.

Although EVgo believes this provision benefits the Company by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against EVgo’s directors and officers by limiting a stockholder’s ability to bring a claim against any of the Company’s directors, officers or stockholders in a judicial forum that it finds favorable, although EVgo’s stockholders will not be deemed to have waived EVgo’s compliance with federal securities laws and the rules and regulations thereunder.

Alternatively, if a court were to find the choice of forum provision in EVgo’s Charter to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm the Company’s business, operating results and financial condition.

Provisions in EVgo’s Charter may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for Class A common stock and could entrench management.

EVgo’s Charter authorizes the Board of Directors to issue one or more classes or series of preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval and which may include super voting, special approval, dividend, repurchase rights, liquidation preferences or other rights or preferences superior to the rights of the holders of Class A common stock. The terms of one or more classes or series of preferred stock could adversely impact the value of the Class A common stock. Furthermore, if the Board of Directors elects to issue preferred stock, it could be more difficult for a third party to acquire the Company. For example, the Board of Directors may grant holders of preferred stock the right to elect some number of directors in all events or upon the occurrence of specified events or the right to veto specified transactions.

In addition, some provisions of EVgo’s Charter could make it more difficult for a third party to acquire control of the Company, even if the change of control would be beneficial to the shareholders, including: (i) prohibiting the Company from engaging in any business combination with any interested shareholder for a period of three years following the time that the shareholder became an interested shareholder, subject to certain exceptions, (ii) establishing that provisions with regard to the nomination of candidates for election as directors are subject to the A&R Nomination Agreement, (iii) providing that the authorized number of directors may be changed only by resolution of the Board of Directors and in any case is subject to the A&R Nomination Agreement, (iv) providing that all vacancies in the Board of Directors may, except as otherwise be required, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, (v) providing that EVgo’s Charter and bylaws may be amended and directors may be removed, by the affirmative vote of the holders of at least 75% of the then outstanding voting stock after LS Power owns less than 30% of EVgo’s voting capital stock, (vi) providing for the Board of Directors to be divided into three classes of directors, (vii) providing that the amended and restated bylaws can be amended by the Board of Directors, (viii) limitations on the ability of shareholders to call special meetings, (ix) limitations on the ability of shareholders to act by written consent and (x) renouncing any reasonable expectancy interest that EVgo has in, or right to be offered an opportunity to participate in, any corporate or business opportunities that are from time to time presented to LS Power, directors affiliated with LS Power, their respective affiliates and non-employee directors.

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

LS Power, non-employee directors and their affiliates will not be limited in their ability to compete with EVgo and the corporate opportunity provisions in EVgo’s Charter could enable such persons to benefit from corporate opportunities that might otherwise be available to the Company.

EVgo’s Charter provides that (i) LS Power and any investment funds or entities controlled or advised by LS Power and (ii) non-employee directors and their affiliates (each, an “Identified Person”) would not be restricted from owning assets or engaging in businesses that compete directly or indirectly with the Company. In particular, subject to the limitations of applicable law and EVgo’s Charter, an Identified Person may, among other things:

●	engage in a corporate opportunity in the same or similar business activities or in lines of business in which EVgo or EVgo’s affiliates have a reasonable expectancy interest or property right;
●	purchase, sell or otherwise engage in transactions involving EVgo’s securities or indebtedness or EVgo’s affiliates, provided that such transactions do not violate EVgo’s insider trading policies; and
●	otherwise compete with the Company.

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

The market price of EVgo’s Class A common stock could be adversely affected by, and EVgo’s stockholders may experience dilution as a result of, sales of substantial amounts of Class A common stock in the public or private markets, including sales by the Company, EVgo Holdings or other large holders.

The sale of a substantial number of shares of EVgo common stock by the Company, EVgo Holdings or any other holder of a substantial number of shares of EVgo’s Class A common stock in the public markets could have a material adverse effect on the price of EVgo’s Class A common stock and dilute EVgo’s stockholders. For instance, EVgo may be required to undertake a public or private offering of Class A common stock in order to use the net proceeds from such offering to purchase an equal number of EVgo OpCo Units from EVgo Holdings or in order to further scale its business. Additionally, if EVgo raised more equity capital from the sale of common stock, institutional or other investors may negotiate terms, including with respect to pricing, more favorable than the current prices of EVgo’s Class A common stock. See “—Risks Related to EVgo’s Business – EVgo may need to raise additional funds and these funds may not be available when needed or may only be available on unfavorable terms, which could impact the Company’s ability to fund its operations, its growth and the build-out of the Company’s network.”

On August 10, 2022, EVgo filed a Registration Statement on Form S-3 (File No. 333-266753), which permits the sale by EVgo of up to $750 million in shares of Class A common stock and preferred stock, the issuance of Class A common stock underlying EVgo’s warrants and the resale of a significant number of shares of Class A common stock and warrants by certain securityholders identified in the prospectus accompanying the registration statement. In November 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices.

EVgo cannot predict the size of future issuances or sales of EVgo’s Class A common stock or the effect, if any, that future issuances and sales of shares of EVgo’s Class A common stock could have on the market price of EVgo’s Class A common stock.

Because EVgo has no current plans to pay cash dividends on Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell Class A common stock for a price greater than that which you paid for it.

EVgo may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board of Directors and will depend on, among other things, EVgo’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, EVgo’s ability to pay dividends may be limited by covenants under any existing or future facilities for indebtedness entered into by EVgo or EVgo’s subsidiaries. As a result, you may not receive any return on an investment in Class A common stock unless you sell Class A common stock for a price greater than that which you paid for it.

EVgo’s Warrants are exercisable for EVgo’s Class A common stock and the exercise of such Warrants would increase the number of shares eligible for future resale in the public market and result in dilution to EVgo’s stockholders.

As of December 31, 2022, there were approximately 18,097,120 warrants outstanding, consisting of 14,948,551 Public Warrants originally sold as part of the units issued in the Company’s Initial Public Offering and 3,148,569 Private Placement Warrants originally sold to the Sponsor in a private sale prior to the Initial Public Offering. Each of these warrants is exercisable for one share of EVgo’s Class A common stock, in accordance with the terms of the warrant agreement governing such warrants. Any shares of EVgo’s Class A common stock issued upon exercise of the warrants will result in dilution to the then existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of EVgo’s Class A common stock and dilute EVgo’s stockholders.

The warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the Class A common stock.

As described in EVgo’s consolidated financial statements included in this Annual Report, EVgo is accounting for the Company’s issued and outstanding warrants as a warrant liability and recording that liability at fair value upon issuance and recording any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on EVgo’s balance sheet and statement of operations and/or the market price of the Class A common stock.

If securities or industry analysts cease publishing research or reports about the Company, EVgo’s business, or EVgo’s market, or if they issue negative recommendations regarding EVgo’s securities, the price and trading volume of EVgo’s securities could decline.

The trading market for EVgo’s securities is influenced by the research and reports that industry or securities analysts publish about the Company, EVgo’s business, market and competitors. While securities and industry analysts do currently publish research on the Company, there is no guarantee that they will continue to do so. If securities or industry analysts stop covering the Company or issue negative recommendations regarding the Company’s securities, EVgo’s share price and trading volume may be negatively impacted.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

EVgo’s corporate headquarters is located at 11835 West Olympic Boulevard, Suite 900E, Los Angeles, California, 90064. As of February 28, 2023, the Company owned or leased facilities and land for additional offices, a testing facility, a warehouse, and host sites and hubs throughout the U.S. The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

In addition, the Company has entered into agreements with Site Hosts, which allow the Company to operate charging stations on Site Hosts’ properties and which, collectively, EVgo considers to be material to EVgo’s operations. The agreements with the Site Hosts, which are deemed to be operating leases, are located throughout the geographical areas in which EVgo operates and may include one or more provisions to compensate the Site Hosts, such as fixed fees, cost reimbursements, revenue sharing and payments per customer charge. The expenses related to these agreements are recorded in cost of sales for sites that are operational. Expenses for sites that are not operational are charged to general and administrative expenses.

The Company has determined that it operates in one operating and reportable segment and, as such, the leases and agreements with the Site Hosts are attributable to that segment. EVgo believes all the properties that it currently occupies are suitable for their intended uses. EVgo believes that its current facilities are sufficient to conduct EVgo’s operations. However, EVgo continues to evaluate the potential purchase or lease of additional properties.

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

(b)Holders

As of March 15, 2023, there were 65 holders of record of EVgo’s Class A common stock and six holders of record of EVgo’s warrants. In addition to holders of record of EVgo’s Class A common stock and warrants, EVgo believes there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock and warrants are held of record by banks, brokers and other financial institutions. There is no public market for EVgo’s Class B common stock and there is one holder of record of EVgo’s Class B common stock.

(c)Dividends

EVgo has not paid any cash dividends on EVgo’s Class A common stock to date. The payment of cash dividends is subject to the discretion of EVgo’s Board of Directors and may be affected by various factors, including EVgo’s future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness and other considerations EVgo’s Board of Directors deem relevant.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

The information required will be included in EVgo’s 2023 Proxy Statement, which is incorporated herein by reference.

(e)Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of EVgo’s consolidated results of operations and financial condition. The discussion should be read in conjunction with EVgo’s consolidated financial statements and related notes thereto as of and for the years ended December 31, 2022 and 2021, included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report.

Overview

EVgo is a key leader in charging solutions, building and operating the infrastructure and tools to expedite the mass adoption of EVs for individual drivers, rideshare and commercial fleets and businesses. Since its founding in 2010, EVgo has led the way to a cleaner transportation future and its network has been powered by 100% renewable energy since 2019 through the purchase of RECs.

EVgo has a flexible business model that derives value through multiple revenue streams. The foundation of the Company’s business is the development and operation of EV charging sites through which it dispenses electricity to EVs driven by individuals, commercial drivers and fleet operators. EVgo’s principal revenue stream is from the provision of charging services for EVs of all types on EVgo’s network. In addition, a variety of business-to-business commercial relationships provide EVgo with revenue or cash payments based on commitments to build new infrastructure, provide guaranteed access to charging and offer marketing, data and software-driven services. EVgo also earns revenue from the sale of regulatory credits generated through sales of electricity and its operation and ownership of its DCFC network. EVgo believes this combination of revenue streams can drive long-term margin expansion and customer retention.

Specifically, revenue is earned through the following streams:

●	Charging Revenue, Retail: EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge as members (with monthly fees and reduced per-minute or kWh pricing) through a subscription service or as non-members. Drivers can locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system or third-party databases that license charger-location information from EVgo. EVgo generally installs its chargers in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide EV charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, hotels, offices, medical complexes, airports and convenience stores. EVgo believes its offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view EV charging capabilities as essential to attract tenants, employees, customers and visitors and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through EVgo’s owner and/or operator model, as EVgo is responsible for the installation and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn additional revenue from license payments made by the Company in exchange for use of the site. EVgo also incorporates flexible ownership models through EVgo eXtend, through which certain Site Hosts can invest in and build EV charging stations that the Site Host owns and EVgo operates.
●	Charging Revenue, Commercial: High volume fleet customers, such as TNCs or delivery services, can access EVgo’s charging infrastructure through EVgo’s public network. Pricing for charging services is most often negotiated directly between EVgo and the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. Access to EVgo’s public network allows fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals without needing to directly invest capital in charging infrastructure or incur operating costs associated with charging equipment.

●	Charging Revenue, OEM: EVgo is a key leader in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network, to expand EVgo’s network of owned DCFCs and to provide other related services. Other related services currently provided to OEMs by EVgo include co-marketing, data services and digital application services. EVgo views its OEM relationships as a core customer acquisition channel.

In addition to offering access to its public network, EVgo offers dedicated charging solutions to fleets. As part of this offering, EVgo typically builds, owns and operates charging infrastructure for the exclusive use of a dedicated customer and is currently offering flexible ownership models, such as its ChaaS offering. EVgo’s dedicated and ChaaS offerings provide a value proposition for fleets who might otherwise feel compelled to procure, install and manage their own EVSE. EVgo offers a variety of pricing models for its dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments to EVgo for provision of its services. ChaaS and dedicated charging allow for tailored fleet charging solutions without requiring fleets to directly incur capital expenditures or operating and management costs related to charging EVs. Together, EVgo’s dedicated charging solutions and public fleet charging services provide fleets with a more robust and flexible charging solution.

●	Regulatory Credit Sales: As a charging station owner and operator, EVgo earns regulatory credits, such as LCFS credits and other regulatory credits, in states where such programs are enacted currently, including the FCI program in California. These credits are generated through charging station operations based on the volume of kWh sold. EVgo earns additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.
●	Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Proceeds from these contracts are allocated to performance obligations including marketing activities, memberships, reservations and the expiration of unused charging credits. Marketing activities are recognized at a point in time as the services are performed and measurement is based on amounts spent. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.
●	eXtend Revenue: Through EVgo eXtend, EVgo provides hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while EVgo’s customers purchase and retain ownership of the charging assets. For some eXtend customers, EVgo also provides grant application support and related services. In 2022, EVgo announced an eXtend deal with the Pilot Company to deploy up to 2,000 fast charging stalls that the Pilot Company will own and EVgo will build, network, operate and maintain.
●	Ancillary Revenue: EVgo offers a variety of software-driven digital, development and operations services to its customers. EVgo has offerings that currently include customization of digital applications, charging data integration, micro-targeted advertising services, smart charging reservations, loyalty programs, access to chargers behind parking lot pay gates, and equipment procurement and operations services for customers operating dedicated networks. EVgo also continues to evaluate and engage on potential market opportunities beyond these business models.

Recent Developments

Geopolitical and Macroeconomic Environment

During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors. In particular, the global outbreak of COVID-19 resulted in significant volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities, resulting in overall reduced economic activity.

The COVID-19 pandemic impacted EVgo’s operations through reduced network throughput, construction delays and supply chain and shipping constraints. EVgo also experienced delays in its Site Host negotiations as Site Hosts devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments, EVgo is required to adhere to a construction schedule over specified timeframes. Those timelines were impacted due to delays associated with COVID-19 and broader supply chain disruptions and it is possible that the pandemic and its ongoing effects could continue to impact these timelines in the future.

More recently, Russia’s military invasion of Ukraine and the subsequent sanctions imposed on Russia, Belarus, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic have led to and will likely continue to lead to, geopolitical instability, market uncertainty and supply disruptions. Additionally, rising inflation has increased operating costs for many businesses and, together with slowing economic growth and fear of a recession, has led governments to change monetary policy in response. Finally, recent concerns regarding the stability of the U.S. and international financial systems has raised concerns regarding the ability of companies to access deposits; potential losses of uninsured deposits and other financial assets; the potential loss of access to working capital sources and access to favorable commercial financing terms (including terms related to interest rates and restrictive financial or operating covenants); and systemic limitations on access to credit and liquidity sources.

The current economic environment remains uncertain and the extent to which EVgo’s operating and financial results for future periods will be impacted by the ongoing impacts of the COVID-19 pandemic, the ongoing conflict in Ukraine, increasing inflation, instability in the financial services sector, supply-chain disruptions, government efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time.

Government EV Initiatives

In order to encourage the use of EVs, the U.S. federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives that promote EV adoption and related EV charging infrastructure. EVgo believes the increase in promotion of EVs and the installation of related EV charging infrastructure will continue in part due to the ongoing implementation of the Infrastructure Investment and Jobs Act (the “Bipartisan Infrastructure Law”) and the recently enacted Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which included extensions, expansions and revisions of various tax credits relating to EVs and EV charging infrastructure and may provide more flexibility and options in monetizing such credits. In particular, the Inflation Reduction Act (i) expanded and extended tax credits for EV charging infrastructure and new EVs while also imposing new limitations and requirements for such credits, (ii) introduced tax credits for used EVs and commercial EVs and (iii) introduced the concept of transferability for certain tax credits, providing an additional option to monetize such credits. However, the impact of the Inflation Reduction Act cannot be known with any certainty, and EVgo may not reap any or all of the expected benefits of the Inflation Reduction Act. States including (but not limited to) California, Colorado, Delaware, Massachusetts, New Jersey and New York also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases.

Issuance of Common Stock

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”).

During the fourth quarter of 2022, EVgo sold 1,588,340 shares of Class A common stock pursuant to the ATM Program, with aggregate gross proceeds of $10.7 million. After deducting commissions of $0.3 million, the Company received net proceeds of approximately $10.4 million.

Granting of EVgo’s 205 Petition

On February 3, 2023, EVgo filed a petition in the Court of Chancery under Section 205 of the Delaware General Corporation Law seeking (i) the validation of the stockholder vote approving CRIS’s certificate of incorporation in connection with the CRIS Business Combination and (ii) the validation and declaration of effectiveness of (a) EVgo’s Charter (including its filing and effectiveness, in each case as of July 1, 2021) and (b) the securities issued or to be issued in reliance on such approval and/or the validity of EVgo’s Charter, as of the respective dates of their issuance (including the 5,750,000 shares of Class A common stock into which the shares of Class B common stock converted upon the consummation of the CRIS Business Combination). EVgo filed the petition due in part to a recent ruling of the Court of Chancery that created uncertainty as to the validity and effectiveness of these corporate acts and, consequently, as to its capital structure.

Such purported uncertainty was eliminated on February 21, 2023, when, following a hearing EVgo’s petition, the Court of Chancery issued an order validating each of the corporate acts described above, effective as of the time each such act was originally taken, notwithstanding any failures of authorization or potential failures of authorization described in, or resulting from the matters described in, the petition.

Key Components of Results of Operations

Revenue

EVgo’s revenue is generated across various business lines. The majority of EVgo’s revenue is generated from the sale of charging services, which are comprised of retail, OEM and commercial business lines, and its eXtend offering. In addition, EVgo generates ancillary revenue through the sale of data services and consumer retail services. EVgo also offers network services to OEM customers, including memberships and marketing. Finally, as a result of owning and operating the EV charging stations, EVgo earns regulatory credits such as LCFS credits, which are sold to generate additional revenue.

Revenue From Related Party

Revenue from related party is for data reporting services provided to an entity related to a former Board member and to various agreements with an affiliate of LS Power for the purchase and sale of LCFS credits at prevailing market prices.

Cost of Sales

Cost of Revenue. Cost of revenue consists primarily of energy usage fees, site operating and maintenance expenses, warranty and repair services and site lease and rent expense associated with charging equipment. EVgo is facing a challenging utility pricing environment where energy usage fees are increasing particularly in the summer months. It is anticipated that this may lead to a margin decrease, as the Company may not be able to fully pass on these energy cost increases to its customers through increases to charging session pricing.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, consists of depreciation related to EVgo’s property and equipment associated with charging equipment and installation and is partially offset by the amortization of EVgo’s capital-build liabilities associated with third-party funding received for charging stations and other programs.

Gross Profit (Loss) and Gross Margin

Gross profit (loss) consists of EVgo’s revenue less its cost of revenue and depreciation, net of capital-build amortization. Gross margin is gross profit (loss) as a percentage of revenue.

Operating Expenses

General and Administrative Expenses. General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, customer service and network charges, office rent expense and professional services. EVgo expects its general and administrative expenses to increase in absolute dollars as it continues to grow its business. EVgo also expects to continue to incur additional expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, general insurance and directors’ and officers’ insurance, investor relations and other professional services.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion consists of depreciation related to EVgo’s property, equipment and software not associated with charging equipment and, therefore, not included in the depreciation, net of capital-build amortization expenses recorded in cost of sales. This also includes amortization of EVgo’s intangible assets and accretion related to EVgo’s asset retirement obligations.

Operating Profit (Loss) and Operating Margin

Operating profit (loss) consists of EVgo’s gross profit or loss less general and administrative expenses and depreciation, amortization and accretion in operating expenses. Operating margin is operating profit (loss) as a percentage of revenue.

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

Income Taxes

EVgo’s provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. For the years ended December 31, 2022 and 2021, EVgo’s provision for income taxes and effective tax rates were deemed to be de minimis. As of December 31, 2022 and 2021, EVgo maintained a full valuation allowance on EVgo’s net deferred tax assets. There were no unrecognized tax benefits for uncertain tax positions, nor any significant amounts accrued for interest and penalties as of December 31, 2022 and 2021.

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

Key Performance Indicators

EVgo management uses several performance metrics to manage the business and evaluate financial and operating performance. EVgo considers the following indicators to be of critical importance:

Network Throughput

Network throughput represents the total amount of GWh that was consumed by EVs using chargers and charging stations on EVgo’s network. EVgo typically monitors GWh sales by three components: business line, customer and customer class. EVgo believes monitoring of component trends and contributions is the appropriate way to monitor and measure business-related health.

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

Receipts

EVgo defines Receipts as total revenue plus change in deferred revenue over the same period. Pursuant to the term of certain OEM contracts, EVgo is paid well in advance of when revenue can be recognized according to ASC Topic 606; usually, the payment is tied to the number of stalls that commence operations under the applicable contract arrangement. EVgo believes that its Receipts metric provide investors valuable insight into cash that has been generated from EVgo’s customers and EVgo’s periodic performance. EVgo uses Receipts to monitor and measure EVgo’s commercial performance, liquidity and growth as EVgo’s OEM customers pay EVgo in advance for placing stalls in operation and then EVgo recognizes a portion of the related revenue over time.

The following table represents network throughput and the number of DC stalls on EVgo’s network:

	December 31,	December 31,
	2022	2021
Network throughput (GWh) for the year ended	44.6	26.4
Number of DC stalls on EVgo network as of	2,184	1,676

The following table presents the calculation of Receipts for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(in thousands)	2022	2021
GAAP revenue[1]	$54,588	$22,214
GAAP changes in deferred revenue[2]	13,070	21,925
Total Receipts	$67,658	$44,139
Year-over-year percentage change in total Receipts	53%

1 As presented in the consolidated statements of operations.

2 As presented in the consolidated statements of cash flows. Change in deferred revenue for the year ended December 31, 2021 includes the first payment received in March 2021 of $20.0 million under one of EVgo’s OEM agreements.

Factors Affecting EVgo’s Operating Results

EVgo believes its performance and future success depend on a number of factors, including those discussed below and in “Part I, Item 1A., Risk Factors.”

EV Sales

EVgo’s revenue growth is directly tied to the adoption and continued acceptance and usage of passenger and commercial EVs, which it believes drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and, although demand for EVs has grown in recent years, there is no guarantee of such future demand. Additionally, as demand increases, the supply must keep pace for adoption to continue to accelerate at a rapid pace. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed, reliability and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain shortages and disruptions including, but not limited to, availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; domestic content requirements or other policy constraints; availability of batteries and battery materials; availability, cost and desirability of other alternative fuel vehicles, including plug-in hybrid EVs and high fuel-economy gasoline and diesel-powered vehicles; and increases in fuel efficiency. In addition, macroeconomic factors could impact demand for EVs, particularly since the sales price of EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, EVgo’s operating results may be adversely affected.

Electrification of Fleets

EVgo faces competition in the emerging fleet electrification segment, including from certain fleet customers who may opt to install and own charging equipment on their property; however, EVgo believes its unique set of offerings to fleets and its existing charging network position EVgo advantageously to win business from fleets. Fleet owners are generally more sensitive to the total cost of ownership of a vehicle than private-vehicle owners. As such, electrification of vehicle fleets may occur more slowly or more rapidly than management forecasts based on the cost to purchase, operate and maintain EVs and the general availability of such vehicles relative to those of ICE vehicles. The ability of EVgo and its competitors’ to offer competitive charging services and value-added ancillary services may impact the pace at which fleets electrify and may impact EVgo’s ability to capture market share in fleets. Additionally, federal, state and local government support and regulations directed at fleets (or lack thereof) may accelerate or delay fleet electrification and increase or reduce EVgo’s business opportunity. EVgo’s management is currently monitoring several key rules that may encourage fleet electrification, including California’s ACT rule and similar programs recently adopted by Massachusetts, New Jersey, New York, Oregon and Washington and the implementation of California’s Clean Miles Standard, as well as similar proposals in other zero emission vehicle states and potential action at the federal level.

Competition

The EV charging industry is increasingly competitive. The principal competitive factors in the industry include charger count, locations, accessibility and reliability; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; software-enabled service offerings and overall customer experience; operator brand, track record and reputation; and access to equipment vendors and service providers; policy incentives; and pricing. Existing competitors may expand their product offerings and sales strategies, new competitors may enter the market and certain fleet customers may choose to install and operate their own charging infrastructure. If EVgo’s market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Government Mandates, Incentives and Programs

The U.S. federal government and some state and local governments provide incentives to end-users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. In particular, EVgo has historically benefitted from the availability of federal tax credits under Section 30C of the Code, which effectively subsidizes the cost of placing in service EVgo’s charging stations. The Inflation Reduction Act revised the credit under Section 30C to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. See Part I, Item 1A, “Risk Factors —The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.” for further discussion. There can be no assurance that the EV charging stations placed in service by EVgo will meet the revised requirements for the Section 30C credits, and compliance with such requirements could increase EVgo’s labor and other costs.

Any reduction in rebates, tax credits or other financial incentives available to buyers or owners of EVs or EV charging stations could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there can be no assurance that EVgo will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms. Further, certain features of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized. New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of EVgo’s stations. Furthermore, new tariffs and policy incentives could be put in place that favor equipment manufactured by or assembled at American factories, which may put EVgo’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or eliminating EVgo’s ability to apply or qualify for grants and other government incentives, or by disqualifying the Company from the ability to compete for certain charging infrastructure build-out solicitations and programs, including those initiated by federal government agencies.

Moreover, a variety of incentives and rebates offered by the U.S. federal government as well as state and local governments in order to encourage the use of EVs may be limited or reduced. In particular, the U.S. federal government offers a tax credit, the maximum amount of which is $7,500, for qualified new plug-in EVs. The Inflation Reduction Act modified the tax credit for new plug-in EVs and added new tax credits for used and commercial EVs. The Inflation Reduction Act removed the phase-out of tax credits for new plug-in EVs with respect to vehicle manufacturers that reached certain production levels beginning in 2023. However, the tax credit is subject to additional requirements and limitations, such as certain adjusted gross income limits for consumers claiming the credit, domestic content requirements for critical minerals and batteries and a requirement for final assembly to occur in North America. Such additional requirements and limitations for such tax credits may reduce incentives available to encourage the adoption of EVs, which could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential.

Technology Risks

EVgo relies on numerous internally developed and externally sourced hardware and software technologies to operate its network and generate earnings. EVgo engages a variety of third-party vendors for non-proprietary hardware and software components. The ability of EVgo to continue to integrate its technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine EVgo’s sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem become obsolete and that EVgo will be required to make significant investments to continue to effectively operate its business. EVgo’s management believes EVgo’s business model is well-positioned to enable EVgo to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.

Sales of Regulatory Credits

EVgo derives revenue from selling regulatory credits earned for participating in LCFS programs, or other similar carbon or emissions trading schemes, in various jurisdictions in the U.S. EVgo currently sells these credits at market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and which are difficult to predict. Price fluctuations in credits may have a material effect on future results of operations. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, EVgo’s ability to generate this revenue in the future would be adversely impacted. In addition to current programs, EVgo’s management is currently monitoring the implementation of Washington’s program and additional proposals in varying stages of discussions including in New York, along with potential changes to the Renewable Fuels Standard.

Results of Operations

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

The table below presents EVgo’s results of operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Revenue	$54,513	$21,652	$32,861	152%
Revenue from related party	75	562	(487)	(87)%
Total revenue	54,588	22,214	32,374	146%
Cost of revenue	41,460	17,058	24,402	143%
Depreciation, net of capital-build amortization	18,779	11,986	6,793	57%
Gross loss	(5,651)	(6,830)	1,179	17%
General and administrative expenses	126,713	71,086	55,627	78%
Depreciation, amortization and accretion	17,139	11,915	5,224	44%
Operating loss	(149,503)	(89,831)	(59,672)	(66)%
Interest expense	(21)	—	(21)	*
Interest expense, related party	—	(1,926)	1,926	100%
Interest income	4,479	69	4,410	*
Other (expense) income, net	(815)	607	(1,422)	(234)%
Change in fair value of earnout liability	3,481	2,214	1,267	57%
Change in fair value of warrant liability	36,157	31,105	5,052	16%
Loss before income tax expense	(106,222)	(57,762)	(48,460)	(84)%
Income tax expense	(18)	—	(18)	*
Net loss	(106,240)	(57,762)	(48,478)	(84)%
Less: net loss attributable to redeemable noncontrolling interest	(78,665)	(51,856)	(26,809)	(52)%
Net loss attributable to Class A common stockholders	$(27,575)	$(5,906)	$(21,669)	(367)%

Gross margin	(10.4)%	(30.7)%
Operating margin	(273.9)%	(404.4)%
Network throughput (GWh)	44.6	26.4
Number of DC stalls	2,184	1,676

*Percentage greater than 999% or not meaningful

The table below presents EVgo’s revenue for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Charging revenue, retail	$18,895	$11,041	$7,854	71%
Charging revenue, commercial	3,363	2,420	943	39%
Charging revenue, OEM	941	812	129	16%
Regulatory credit sales[1]	5,652	3,023	2,629	87%
Network revenue, OEM	2,451	1,510	941	62%
eXtend revenue	18,443	789	17,654	*
Ancillary revenue[2]	4,843	2,619	2,224	85%
Total revenue	$54,588	$22,214	$32,374	146%

*Percentage greater than 999% or not meaningful

1 There were no amounts earned from related parties for the year ended December 31, 2022. The amount for the year ended December 31, 2021 includes $0.6 million of revenue earned from related parties.

2 Amount for the year ended December 31, 2022 includes $0.1 million of revenue earned from a related party and there was no related party revenue for the year ended December 31, 2021.

Total revenue for the year ended December 31, 2022 increased $32.4 million, or 146%, to $54.6 million compared to $22.2 million for the year ended December 31, 2021. As further discussed below, the increase in revenue during 2022 was primarily due to a $17.7 million increase in eXtend revenue, a $7.9 million increase in retail charging revenue, a $2.6 million increase in regulatory credit sales, and a $2.2 million increase in ancillary revenue.

Charging Revenue Retail. Charging revenue, retail, for the year ended December 31, 2022 increased $7.9 million, or 71%, to $18.9 million compared to $11.0 million for the year ended December 31, 2021. Year-over-year growth was due to an overall increase in charging volume and subscription fees driven primarily by a growing number of customers and higher utilization, as well as the recovery from COVID-19.

Charging Revenue, Commercial. Charging revenue, commercial, increased $0.9 million, or 39%, to $3.4 million for the year ended December 31, 2022. The increase was attributable to new public commercial contracts that became effective during 2021 and increased charging volume by EVgo’s public commercial customers partially offset by a decrease due to the expiration of a dedicated commercial contract.

Charging Revenue, OEM. Charging revenue, OEM, for the year ended December 31, 2022 increased $0.1 million, or 16%, to $0.9 million compared to $0.8 million for the year ended December 31, 2021. The increase was primarily due to increased usage from OEM customers as well as implementation of new charging programs.

Regulatory Credit Sales. Regulatory credit sales for the year ended December 31, 2022 increased $2.6 million, or 87%, to $5.7 million compared to $3.0 million for the year ended December 31, 2021. The increase was primarily due to increased throughput resulting in additional credit generation and sales and a shift in the timing of when credits were sold during the first half of 2022, which was partially offset by decreases in credit rates from 2021 to 2022.

Network Revenue, OEM. Network revenue, OEM, for the year ended December 31, 2022 increased $0.9 million, or 62%, to $2.5 million compared to $1.5 million for the year ended December 31, 2021 primarily due to increased revenue under an OEM agreement related to marketing activities, membership fees and the breakage of prepaid charging credits that expired unused.

eXtend Revenue. eXtend revenue for the year ended December 31, 2022 increased $17.7 million to $18.4 million compared to $0.8 million for the year ended December 31, 2021 primarily as a result of the new agreement that was executed in 2022 with the Pilot Company.

Ancillary Revenue. Ancillary revenue for the year ended December 31, 2022 increased by $2.2 million, or 85%, to $4.8 million compared to $2.6 million for the year ended December 31, 2021. The increase was primarily due to a $2.1 million increase in PlugShare revenue.

Cost of Sales

Cost of Revenue. Cost of revenue for the year ended December 31, 2022 increased $24.4 million, or 143%, to $41.5 million compared to $17.1 million for the year ended December 31, 2021. The increase in cost of revenue was due to an increase of $10.4 million in equipment costs related to equipment sold to eXtend and fleet clients, an increase of $5.4 million in non-energy costs related to increased stall count, a $5.1 million increase in energy and other variable costs due to increased throughput, and a $2.8 million increase in engineering and construction costs incurred for eXtend.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the year ended December 31, 2022 increased $6.8 million, or 57%, to $18.8 million compared to $12.0 million for the year ended December 31, 2021 due to the increase in stall count.

Gross Loss and Gross Margin

Gross loss for the year ended December 31, 2022 improved $1.2 million, or 17%, to $5.7 million compared to $6.8 million for the year ended December 31, 2021. Gross margin for the year ended December 31, 2022 improved to negative 10.4% compared to negative 30.7% for the year ended December 31, 2021 due to higher margins on equipment revenue and improved leverage of fixed network operating costs.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2022 increased $55.6 million, or 78%, to $126.7 million compared to $71.1 million for the year ended December 31, 2021. The increase was primarily due to a $35.1 million increase in payroll expenses driven by higher headcount and higher share-based compensation, a $5.9 million increase in loss on abandoned projects, a $5.1 million increase in professional services and legal fees, a $4.8 million increase in software expenses and a $2.2 million increase in insurance expenses.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the year ended December 31, 2022 increased $5.2 million, or 44%, to $17.1 million compared to $11.9 million for the year ended December 31, 2021. The increase was primarily due to $3.1 million in increased amortization of developed software, $1.6 million in increased amortization of intangibles from EVgo’s acquisition of PlugShare in 2021, and $0.3 million in increased accretion expense primarily due to additional stalls that went operational during 2022.

Operating Loss and Operating Margin

During the year ended December 31, 2022, EVgo generated an operating loss of $149.5 million, an increase of $59.7 million, or 66%, compared to $89.8 million for the year ended December 31, 2021. Operating margin for the year ended December 31, 2022 improved to negative 273.9% compared to negative 404.4% for the year ended December 31, 2021.

Interest Expense

For year ended December 31, 2022, interest expense was de minimis. There was no interest expense for the year ended December 31, 2021.

Interest Expense, Related Party

There was no interest expense, related party, for the year ended December 31, 2022, compared to $1.9 million for the year ended December 31, 2021. The 2021 related party interest expense was related to the LS Power Note, which was cancelled immediately prior to the CRIS Close Date.

Interest Income

Interest income for the year ended December 31, 2022 was $4.5 million. Interest income for the year ended December 31, 2021 was de minimis. The increase was a result of the interest earned on cash and cash equivalents and debt securities held by the Company during the year ended December 31, 2022.

Other (Expense) Income, Net

Other expense, net, for the year ended December 31, 2022 was $0.8 million compared to other income, net, of $0.6 million for the year ended December 31, 2021. The change was primarily due to realized and unrealized losses on investments and marketable securities.

Changes in Fair Values of Earnout and Warrant Liabilities

The changes in fair values of earnout and warrant liabilities for the year ended December 31, 2022 were gains of $3.5 million and $36.2 million, respectively, compared to gains of $2.2 million and $31.1 million, respectively, for the year ended December 31, 2021. The increase in gain from the change in fair values of earnout and warrant liabilities of $1.3 million and $5.1 million, respectively, was due to a larger decrease in the liabilities from the prior year. See “Part II, Item 8. Consolidated Financial Statements and Supplementary Data – Note 15 – Fair Value Measurements” for more information.

Net Loss

Net loss for the year ended December 31, 2022 was $106.2 million compared to $57.8 million for the year ended December 31, 2021. The increased loss was primarily due to increased general and administrative expenses incurred to support growth and increased depreciation, amortization and accretion expenses from the expansion of our charging network, which were partially offset by the higher gain from the changes in fair values of the earnout and warrant liabilities and increased interest income earned during the year.

Non-GAAP Financial Measures

This Annual Report includes the following non-GAAP financial measures, in each case as defined below: “Adjusted Cost of Sales,” “Adjusted Cost of Sales as a Percentage of Revenue,” “Adjusted Gross Profit (Loss),” “Adjusted Gross Margin,” “Adjusted General and Administrative Expenses,” “Adjusted General and Administrative Expenses as a Percentage of Revenue,” “EBITDA,” “EBITDA Margin,” “Adjusted EBITDA” and “Adjusted EBITDA Margin.” EVgo believes these measures are useful to investors in evaluating EVgo’s performance. In addition, EVgo management uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business. EVgo believes that these measures help to depict a more meaningful representation of the performance of the underlying business, enabling EVgo to evaluate and plan more effectively for the future.

Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted General and Administrative Expenses, Adjusted General and Administrative Expenses as a Percentage of Revenue, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP and the items excluded from or included in these metrics are significant components in understanding and assessing EVgo’s financial performance. These metrics should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

EVgo defines Adjusted Cost of Sales as cost of sales before (i) depreciation, net of capital-build amortization, and (ii) share-based compensation. EVgo defines Adjusted Cost of Sales as a Percentage of Revenue as Adjusted Cost of Sales as a percentage of revenue. EVgo defines Adjusted Gross Profit (Loss) as revenue less Adjusted Cost of Sales. EVgo defines Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue. EVgo defines Adjusted General and Administrative Expenses as general and administrative expenses before (i) share-based compensation, (ii) loss on disposal of property and equipment, net of recoveries, and impairment expense, (iii) bad debt (recovery) expense, and (iv) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted General and Administrative Expenses as a Percentage of Revenue as Adjusted General and Administrative Expenses as a percentage of revenue. EVgo defines EBITDA as net income (loss) before (i) depreciation, net of capital-build amortization, (ii) amortization, (iii) accretion, (iv) interest income, (v) interest expense, (vi) interest expense, related party, and (vii) income taxes. EVgo defines EBITDA Margin as EBITDA as a percentage of revenue. EVgo defines Adjusted EBITDA as EBITDA plus (i) share-based compensation, (ii) loss on disposal of property and equipment, net of recoveries, and impairment expense, (iii) loss (gain) on investments, (iv) bad debt (recovery) expense, (v) change in fair value of earnout liability, (vi) change in fair value of warrant liability, and (vii) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue.

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss) and Adjusted Gross Margin to the most directly comparable GAAP measures, in each case, for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(dollars in thousands)	2022	2021
GAAP revenue	$54,588	$22,214
GAAP cost of sales	60,239	29,044
GAAP gross loss	$(5,651)	$(6,830)
GAAP cost of sales as a percentage of revenue	110.4%	130.7%
GAAP gross margin	(10.4%)	(30.7%)

GAAP cost of sales adjustments:
Depreciation, net of capital-build amortization	$18,779	$11,986
Share-based compensation	118	33
	18,897	12,019
Adjusted Cost of Sales[1]	$41,342	$17,025
Adjusted Cost of Sales as a Percentage of Revenue[1]	75.7%	76.6%
Adjusted Gross Profit[1]	$13,246	$5,189
Adjusted Gross Margin[1]	24.3%	23.4%
[1]

In the first quarter of 2023, the Company updated its definition and presentation of Adjusted Cost of Sales to provide further clarity regarding the differences between GAAP Cost of Sales and Adjusted Cost of Sales, and to remove OEM reimbursement as an adjustment in the definition. The Company believes that omitting OEM reimbursement from the calculation of Adjusted Cost of Sales is appropriate due to the immateriality of this adjustment in recent periods. Prior period figures have been revised to conform to the updated definition and presentation.

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(dollars in thousands)	2022	2021
GAAP revenue	$54,588	$22,214
GAAP general and administrative expenses	$126,713	$71,086
GAAP general and administrative expenses as a percentage of revenue	232.1%	320.0%
GAAP general and administrative expenses adjustments:
Share-based compensation	$24,929	$10,909
Loss on disposal of property and equipment, net of recoveries, and impairment expense	8,278	1,311
Bad debt (recovery) expense	(18)	405
Other	63	1,849
	33,252	14,474
Adjusted General and Administrative Expenses	$93,461	$56,612
Adjusted General and Administrative Expenses as a Percentage of Revenue	171.2%	254.8%

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure, in each case, for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(dollars in thousands)	2022	2021
GAAP revenue	$54,588	$22,214

GAAP net loss	$(106,240)	$(57,762)
GAAP net loss margin	(194.6%)	(260.0%)
Adjustments:
Depreciation, net of capital-build amortization	19,103	12,122
Amortization	14,900	10,177
Accretion	1,915	1,602
Interest income	(4,479)	(69)
Interest expense	21	—
Interest expense, related party	—	1,926
Income tax expense	18	—
EBITDA	(74,762)	(32,004)
EBITDA Margin	(137.0%)	(144.1%)
Adjustments:
Share-based compensation	25,048	10,942
Loss on disposal of property and equipment, net of recoveries, and impairment expense	8,278	1,311
Loss (gain) on investments	783	(554)
Bad debt (recovery) expense	(18)	405
Change in fair value of earnout liability	(3,481)	(2,214)
Change in fair value of warrant liability	(36,157)	(31,105)
Other[1]	63	1,849
Adjusted EBITDA	$(80,246)	$(51,370)
Adjusted EBITDA Margin	(147.0%)	(231.3%)

1 Comprised primarily of $1.8 million in transaction costs related to the CRIS Business Combination and the PlugShare acquisition for the year ended December 31, 2021. See “Part II, Item 8. Consolidated Financial Statements and Supplementary Data – Note 3 – Business Combinations” for more information.

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of December 31, 2022, EVgo had $246.5 million of cash, cash equivalents, and restricted cash and working capital of $188.1 million. As of December 31, 2021, EVgo had $485.2 million of cash, cash equivalents and restricted cash and a working capital deficit of $459.5 million. The Company’s net cash outflow for the year ended December 31, 2022 was $238.7 million. EVgo believes its cash and cash equivalents on hand as of December 31, 2022 is sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Annual Report.

To date, EVgo’s primary sources of liquidity have been cash flows from the CRIS Business Combination, revenues from its various revenue streams, government grants, proceeds from sales of EVgo’s Class A common stock loans and equity contributions from its previous owners and proceeds from sales of EVgo’s Class A common stock under the ATM Program. EVgo’s primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers and capital expenditures (including property and equipment). EVgo’s principal uses of cash in recent periods have been funding its operations and investing in capital expenditures, including the purchase of EV chargers for installation.

In July 2022, EVgo entered into the Delta Charger Supply Agreement and the Purchase Order with Delta, pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta from time to time in specified quantities at certain delivery dates over a period of four years. EVgo is obligated to purchase at least 1,000 chargers (which will enable the construction of 2,000 stalls) pursuant to the Delta Charger Supply Agreement and the Purchase Order with the option, at EVgo’s election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, EVgo will receive delivery of 600 chargers in the 11 months following July 12, 2022 and is required to make full payment on such chargers within sixty (60) days of receipt. EVgo’s obligations under the Purchase Order are take-or-pay obligations; however, EVgo’s liability is capped at a maximum of the greater of $30.0 million or 50% of the value of any outstanding firm orders. EVgo entered into the Delta Charger Supply Agreement and Purchase Order in order to meet its obligations under the Pilot Infrastructure Agreement, other potential contractual commitments and its own needs and intends to fund the capital expenditure required under the Delta Charger Supply Agreement and Purchase Order with proceeds from the Pilot Infrastructure Agreement as well as cash and cash equivalents on hand.

The term of the Tax Receivable Agreement commenced upon the completion of the CRIS Business Combination and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired and all required payments are made, unless the Tax Receivable Agreement is terminated early (including upon a change of control). The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. However, the Company Group expects that the payments that it will be required to make to TRA Holders in connection with the Tax Receivable Agreement will be substantial. Any payments made by the Company Group to TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to EVgo or EVgo OpCo. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt or other agreements, the EVgo OpCo A&R LLC Agreement will require EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. EVgo generally expects EVgo OpCo to fund such distributions out of available cash. However, except in cases where the Company Group elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control, or the Company Group has available cash but fails to make payments when due, generally the Company Group may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest at the rate provided for in the Tax Receivable Agreement and such interest may significantly exceed the Company Group’s other costs of capital. In certain circumstances (including an early termination of the Tax Receivable Agreement due to a change of control or otherwise), payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration in connection with a change of control, where applicable, EVgo generally expects the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration, which could have a significant impact on EVgo’s ability to consummate a change of control or the proceeds received by EVgo’s stockholders in connection with a change of control. However, the Company Group may be required to fund such payment from other sources and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity or financial condition.

Cash Flows

The following table summarizes EVgo’s consolidated cash flows for the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

	Years Ended December 31,
(in thousands)	2022	2021
Cash flows used in operating activities	$(58,794)	$(29,603)
Cash flows used in investing activities	(199,707)	(87,765)
Cash flows provided by financing activities	19,813	594,635
Net (decrease) increase in cash, cash equivalents and restricted cash	$(238,688)	$477,267

Operating Activities. Cash used in operating activities for the year ended December 31, 2022 was $58.8 million compared to cash used in operating activities of $29.6 million during the year ended December 31, 2021. This change was driven primarily by the timing of payments during 2022 compared to 2021. The year-over-year change primarily reflected a $23.6 million cash loss from operations, a $8.9 million decrease in cash flows from deferred revenue and an $8.3 million decrease in cash flows from accounts receivable, net, partially offset by a $3.3 million increase in cash flows from prepaid expenses and other current and noncurrent assets, a $2.9 million increase in cash flows from the receivable from a related party, a $2.7 million increase in cash flows from accounts payable and a $2.3 million increase in cash flows from customer deposits.

Investing Activities. Cash used in investing activities for the year ended December 31, 2022 was $199.7 million, primarily comprised of purchases of property, equipment and software. During the year ended December 31, 2021, cash used in investing activities was $87.8 million, consisting of $65.0 million of purchases of property and equipment, and $22.8 million paid, net of cash received, for the acquisition of PlugShare.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2022 was $19.8 million, primarily comprised of net proceeds from sales of shares of Class A common stock in the fourth quarter of 2022 under the ATM Program and proceeds from capital-build funding received for charging stations. Cash provided by financing activities for the year ended December 31, 2021 was $594.6 million, consisting principally of $601.6 million in proceeds received in connection with the CRIS Business Combination and $24.0 million in proceeds from related party note payable, partially offset by $28.4 million in transaction costs paid in connection with the CRIS Business Combination.

Working Capital. EVgo’s working capital as of December 31, 2022 was $188.1 million, compared to $459.5 million as of December 31, 2021. During the year ended December 31, 2022, EVgo’s cash, cash equivalents and restricted cash balance decreased by $238.7 million, accrued liabilities increased by $12.2 million, deferred revenue, current increased by $10.9 million, and accounts receivable, net, increased by $8.5 million.

Contractual Obligations and Commitments. EVgo has material cash requirements for known contractual obligations and commitments in the form of operating leases, purchase commitments and certain other liabilities that are disclosed in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data – Note 13 – Commitments and Contingencies” and discussed below. EVgo generally expects to fund these obligations through its existing cash and cash equivalents and future financing or cash flows from operations.

Critical Accounting Policies and Estimates

The discussion and analysis of EVgo’s financial condition and results of operations is based upon EVgo’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of EVgo’s financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively. for more information See “Part II, Item 8. Consolidated Financial Statements and Supplementary Data –

Note 2 – Summary of Significant Accounting Policies” for additional description of the significant accounting policies that have been followed in preparing EVgo’s consolidated financial statements.

The accounting policies described below are those EVgo considers to be the most critical to an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment. EVgo considers its critical accounting estimates to be those related to its revenue recognition, business combinations and warrant liability, which are described below.

Revenue Recognition

EVgo recognizes revenue in accordance with ASC 606. Recording revenue requires judgment, including determining whether an arrangement includes multiple performance obligations, whether any of those obligations are distinct and cannot be combined and allocation of the transaction price to each performance obligation based on the relative standalone selling prices (“SSP”). Revenue for performance obligations can be recognized over time or at a point in time depending on the nature of the performance obligation. Changes to the elements in an arrangement or, in EVgo’s determination, to the relative SSP for these elements, could materially affect the amount of earned and unearned revenue reflected in its consolidated financial statements.

Understanding the complex terms of some of EVgo’s agreements and determining the appropriate time, amount and method under which the Company should recognize revenue for the related transactions requires significant judgment. The Company exercises judgment in determining which promises in a contract constitute performance obligations rather than set-up activities. The Company determines which activities under a contract transfer a good or service to a customer rather than activities that are required to fulfill a contract but do not transfer control of a good or service to the customer. Determining whether obligations in a contract are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching its conclusion, the Company assesses the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated which may require judgment based on the facts and circumstances of the contract. The Company does not disclose the transaction price allocated to remaining performance obligations for (i) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice and (ii) contracts with variable consideration allocated entirely to a single performance obligation. The Company’s remaining performance obligations under these contracts include providing charging services, branding services, and maintenance services which will generally be recognized over the contract term. The Company’s customer contracts may include variable consideration such as that due to the unknown number of users that will receive charging credits or an unknown number of sites that will receive maintenance services. For such variable consideration, the Company has determined it is not necessary to estimate variable consideration as the uncertainty resolves itself monthly in accordance with the contracts’ revenue recognition pattern. The timing and amount of revenue recognition in a period could vary if different judgments were made. The Company may also estimate variable consideration under the expected value method or the most likely amount method.

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

At contract inception, EVgo determines whether EVgo satisfies the performance obligation over time or at a point in time. Revenues from charging – OEM are primarily recognized ratably over time or as fee-bearing usage occurs. Revenues from charging – retail, charging – commercial and LCFS are usage-based services and recognized over time or at a point in time upon the delivery of the charging products or services. eXtend and ancillary revenues are recognized over time based on a time-based or cost-based approach or at a point in time as performance obligations are satisfied.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for certain acquisitions, EVgo retains the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using various methodologies including discounted cash flows, relief from royalty, and multiperiod excess earnings, among others, depending on the type of intangible asset purchased. These methodologies incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates.

Warrant Liability

EVgo accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to EVgo’s common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of EVgo’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.

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

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see “Part II, Item 8. Consolidated Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” as of and for the years ended December 31, 2022 and 2021.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act includes provisions that, among other things, relax certain reporting requirements for qualifying public companies. Following the CRIS Business Combination, EVgo has qualified as an “emerging growth company” (“EGC”) under the JOBS Act and, as a result, is permitted to comply with new or revised accounting pronouncements based on the effective date for private (i.e., not publicly traded) companies. EVgo elected to delay the adoption of new or revised accounting standards and as a result, EVgo may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, EVgo’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an EGC, EVgo is not required to, among other things, (a) provide an auditor’s attestation report on EVgo’s system of internal control over financial reporting, (b) provide all of the compensation disclosure that may be required of non-EGC public companies, (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (d) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until EVgo otherwise no longer qualifies as an EGC.

Additionally, following the CRIS Business Combination, EVgo has qualified as a “smaller reporting company” as defined under the Exchange Act. EVgo may continue to be a smaller reporting company so long as either (i) the market value of shares of its common stock held by non-affiliates is less than $250 million or (ii) its annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of its common stock held by non-affiliates is less than $700 million. If EVgo is a smaller reporting company at the time it ceases to be an EGC, EVgo may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, EVgo may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and has reduced disclosure obligations regarding executive compensation and, similar to EGCs, if EVgo is a smaller reporting company under the requirements of (ii) above, EVgo would not be required to obtain an attestation report on internal control over financial reporting issued by its independent registered public accounting firm.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

EVgo is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item 7A.

Item 8. Consolidated Financial Statements and Supplementary Data.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

EVgo Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVgo Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit / stockholders’ and member’s equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and financial statement schedule II, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Leases (Accounting Standards Codification Topic 842), and related amendments.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Albuquerque, New Mexico

March 30, 2023

EVgo Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands)	2022	2021
Assets
Current assets
Cash, cash equivalents and restricted cash	$246,193	$484,881
Accounts receivable, net of allowance of $687 and $718 as of December 31, 2022 and 2021, respectively	11,075	2,559
Accounts receivable, capital-build	8,011	9,621
Receivable from related party	—	1,500
Prepaid expenses	4,953	6,395
Other current assets	5,252	1,389
Total current assets	275,484	506,345
Property, equipment and software, net	308,112	133,282
Operating lease right-of-use assets	51,856	—
Restricted cash	300	300
Other assets	2,308	3,115
Intangible assets, net	60,612	72,227
Goodwill	31,052	31,052
Total assets	$729,724	$746,321

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$9,128	$2,946
Accrued liabilities	39,233	27,078
Operating lease liabilities, current	4,958	—
Deferred revenue, current	16,023	5,144
Customer deposits	17,867	11,592
Other current liabilities	136	111
Total current liabilities	87,345	46,871
Operating lease liabilities, noncurrent	45,689	—
Earnout liability, at fair value	1,730	5,211
Asset retirement obligations	15,473	12,833
Capital-build liability	26,157	23,169
Deferred revenue, noncurrent	23,900	21,709
Warrant liability, at fair value	12,304	48,461
Other liabilities	—	146
Total liabilities	$212,598	$158,400

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,	December 31,
(in thousands, except share data)	2022	2021
Redeemable noncontrolling interest	$875,226	$1,946,252

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and 2021; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of December 31, 2022 and 2021; 70,247,726 and 68,020,630 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of December 31, 2022 and 2021, respectively	7	7
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2022 and 2021; 195,800,000 shares issued and outstanding as of December 31, 2022 and 2021	20	20
Additional paid-in capital	17,533	—
Accumulated deficit	(375,660)	(1,358,358)
Total stockholders’ deficit	(358,100)	(1,358,331)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$729,724	$746,321

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	December 31,
(in thousands, except per share data)	2022	2021
Revenue	$54,513	$21,652
Revenue from related party	75	562
Total revenue	54,588	22,214
Cost of revenue	41,460	17,058
Depreciation, net of capital-build amortization	18,779	11,986
Cost of sales	60,239	29,044
Gross loss	(5,651)	(6,830)

General and administrative expenses	126,713	71,086
Depreciation, amortization and accretion	17,139	11,915
Total operating expenses	143,852	83,001
Operating loss	(149,503)	(89,831)

Interest expense	(21)	—
Interest expense, related party	—	(1,926)
Interest income	4,479	69
Other (expense) income, net	(815)	607
Change in fair value of earnout liability	3,481	2,214
Change in fair value of warrant liability	36,157	31,105
Total other income, net	43,281	32,069
Loss before income tax expense	(106,222)	(57,762)
Income tax expense	(18)	—
Net loss	(106,240)	(57,762)
Less: net loss attributable to redeemable noncontrolling interest	(78,665)	(51,856)
Net loss attributable to Class A common stockholders	$(27,575)	$(5,906)

Net loss per share to Class A common stockholders, basic and diluted	$(0.40)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the Year Ended December 31, 2022

					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	68,021	$7	195,800	$20	$—	$(1,358,358)	$(1,358,331)
Share-based compensation	—	—	—	—	23,170	—	23,170
Issuance of common stock under the ATM, net of issuance costs	1,588	0	—	—	10,419	—	10,419
Warrants exercised and release of warrant liability	0	0	—	—	3	—	3
Issuance of stock under share-based compensation plans	639	0	—	—	0	—	0
Shares withheld for taxes	—	—	—	—	(25)	—	(25)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(16,034)	1,010,273	994,239
Net loss[1]	—	—	—	—	—	(27,575)	(27,575)
Balance, December 31, 2022	70,248	$7	195,800	$20	$17,533	$(375,660)	$(358,100)

1 Excludes $78.7 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

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

1 Excludes $16.8 million of net income attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(106,240)	$(57,762)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	35,918	23,901
Net loss on disposal of property and equipment and impairment expense	8,988	1,311
Share-based compensation	25,048	10,942
Interest expense, related party	—	1,926
Change in fair value of earnout liability	(3,481)	(2,214)
Change in fair value of warrant liability	(36,157)	(31,105)
Other	67	761
Changes in operating assets and liabilities
Accounts receivable, net	(8,516)	(195)
Receivables from related parties	1,500	(1,425)
Prepaid expenses and other current and noncurrent assets	(2,364)	(5,691)
Operating lease assets and liabilities, net	(519)	—
Accounts payable	1,371	(1,294)
Payables to related parties	—	(904)
Accrued liabilities	7,320	7,027
Deferred revenue	13,070	21,925
Customer deposits	6,275	3,931
Other current and noncurrent liabilities	(1,074)	(737)
Net cash used in operating activities	(58,794)	(29,603)
Cash flows from investing activities
Purchases of property, equipment and software	(200,251)	(65,003)
Proceeds from insurance for property losses	710	—
Purchases of investments	(37,332)	—
Proceeds from sale of investments	37,166	—
Acquisition of business, net of cash received	—	(22,762)
Net cash used in investing activities	(199,707)	(87,765)
Cash flows from financing activities
Issuance of common stock under the ATM	10,654	—
Proceeds from capital-build funding	10,088	2,909
Proceeds from exercise of warrants	3	30
Proceeds from CRIS Business Combination	—	601,579
Proceeds from note payable, related party	—	24,000
Payments on note payable, related party	—	(5,500)
Payment of transaction costs for CRIS Business Combination	—	(28,383)
Payments of withholding tax on net issuance of restricted stock units	(25)	—
Payments of issuance costs and deferred transaction costs	(907)	—
Net cash provided by financing activities	19,813	594,635
Net (decrease) increase in cash, cash equivalents and restricted cash	(238,688)	477,267
Cash and restricted cash, beginning of period	485,181	7,914
Cash, cash equivalents and restricted cash, end of period	$246,493	$485,181

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Years Ended
	December 31,
(in thousands)	2022	2021
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued liabilities	$24,422	$13,430
Non-cash increase in accounts receivable, capital-build and capital-build liability	$8,678	$9,272
Asset retirement obligations incurred	$1,822	$2,456
Accrued transaction costs	$312	$352
Reclassification of contingent earnout liability to equity upon triggering event	$—	$10,853
Contingent earnout liability recognized upon closing of CRIS Business Combination	$—	$18,278
Conversion of note payable, related party, to equity	$—	$59,590
Reclassification of redeemable noncontrolling interest on CRIS Close Date	$—	$436,739
Fair value adjustment to redeemable noncontrolling interest	$(994,239)	$1,525,297

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1– Description of Business and Nature of Operations

EVgo Inc. (“EVgo”) owns and operates a public direct current (“DC”) fast charging network for electric vehicles (“EVs”) in the United States (“U.S.”). EVgo’s network of charging stations provides EV charging infrastructure to consumers and businesses. Its network is capable of charging all EV models and charging standards currently available in the U.S. EVgo partners with automotive original equipment manufacturers (“OEMs”), fleet and rideshare operators, retail hosts such as grocery stores, shopping centers, gas stations, parking lot operators, governments and other organizations and property owners in order to locate and deploy its EV charging infrastructure. EVgo Services LLC (“EVgo Services”) was formed in October 2010 as NRG EV Services, LLC, a Delaware limited liability company and wholly owned subsidiary of NRG Energy, Inc., an integrated power company based in Houston, Texas (“NRG”). On June 17, 2016, NRG sold a majority interest in EVgo Services to Vision Ridge Partners.

On January 16, 2020 (the “Holdco Merger Date”), EVgo Holdco, LLC (“EVgo Holdco”), a Delaware limited liability company and a subsidiary of LS Power Equity Partners IV, L.P. (“LS Power”), completed an acquisition of EVgo Services, pursuant to the merger agreement (the “Holdco Merger Agreement”) among EVgo Services, its investors and EVgo Holdco, whereby EVgo Services became a wholly-owned subsidiary of EVgo Holdco, resulting in a change in control of EVgo Services (the “Holdco Merger”). EVgo Holdco had no operations prior to the Holdco Merger. The Company (as defined below) elected push-down accounting and all of the Company’s assets and liabilities related to LS Power were remeasured at fair value on the Holdco Merger Date. LS Power was considered to be the accounting acquirer and formed EVgo Holdings, LLC (“EVgo Holdings”) and EVgo Holdco as part of the transaction.

EVgo Inc. (the “Company,” or “EVgo”) was incorporated in Delaware on August 4, 2020 under the name Climate Change Crisis Real Impact I Acquisition Corporation (“CRIS”). The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). On October 2, 2020, the Company completed its initial public offering (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at $1.00 in a private placement to Climate Change Crisis Real Impact I Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $6,600,000.

On July 1, 2021 (the “CRIS Close Date”), the Company consummated the business combination (the “CRIS Business Combination”) with CRIS, CRIS Thunder Merger LLC (“Thunder Sub”), EVgo Holdings, EVgo Holdco and EVgo OpCo, LLC (“EVgo OpCo” and together with EVgo Holdings and EVgo Holdco, the “EVgo Parties”) pursuant to the business combination agreement dated January 21, 2021 (the “Business Combination Agreement”). Following the CRIS Close Date, the combined company is organized in an “Up-C” structure in which the business of EVgo Holdco and its subsidiaries are held by EVgo OpCo and continue to operate through the subsidiaries of EVgo Holdco and in which the Company’s only direct assets consist of equity interests in Thunder Sub, which, in turn, holds only common units in EVgo OpCo (“EVgo OpCo Units”).

As of December 31, 2022, the Company, through Thunder Sub, owned 26.4% of the EVgo OpCo Units. As the sole managing member of EVgo OpCo, Thunder Sub operates and controls all of the business and affairs of EVgo OpCo and through EVgo OpCo and its subsidiaries, conducts its business. As a result, beginning on July 1, 2021 (the CRIS Close Date), the Company consolidated the financial results of EVgo OpCo and recorded a redeemable noncontrolling interest in its consolidated financial statements to reflect the EVgo OpCo Units that are owned by EVgo Holdings after the CRIS Close Date. As of December 31, 2022, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing 73.6% of the total outstanding EVgo OpCo Units and an equal number of shares of the Company’s Class B common stock.

Each EVgo OpCo Unit, together with one share of Class B common stock, is redeemable, subject to certain conditions, for either one share of Class A common stock, or, at EVgo OpCo’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to the Amended and Restated LLC Agreement of EVgo OpCo dated July 1, 2021 (the “EVgo OpCo A&R LLC Agreement”).

Geopolitical and Macroeconomic Environment

During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors. In particular, the global outbreak of COVID-19 resulted in significant volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities, resulting in overall reduced economic activity.

The COVID-19 pandemic impacted EVgo’s operations through reduced network throughput, construction delays and supply chain and shipping constraints. EVgo also experienced delays in its negotiations with commercial and public-entity property owners, landlords and/or tenants (collectively, the “Site Hosts”), as Site Hosts devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments, EVgo is required to adhere to a construction schedule over specified timeframes. Those timelines were impacted due to delays associated with COVID-19 and broader supply chain disruptions and it is possible that the pandemic and its ongoing effects could continue to impact these timelines in the future.

More recently, Russia’s military invasion of Ukraine and the subsequent sanctions imposed on Russia, Belarus, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic have led to and will likely continue to lead to, geopolitical instability, market uncertainty and supply disruptions. Finally, rising inflation has increased operating costs for many businesses and, together with slowing economic growth and fear of a recession, has led governments to change monetary policy in response.

The current economic environment remains uncertain and the extent to which EVgo’s operating and financial results for future periods will be impacted by the ongoing impacts of the COVID-19 pandemic, the ongoing conflict in Ukraine, increasing inflation, supply-chain disruptions, government efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The CRIS Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”), primarily due to the fact that EVgo Holdings continues to control the Company through its ownership of the Company’s Class B common stock. As described in Note 1, EVgo Services was acquired by EVgo Holdco on the Holdco Merger Date and EVgo Holdco was partially acquired by EVgo through EVgo’s acquisition of EVgo OpCo Units, on the CRIS Close Date.

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

GAAP defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Based on their nature, magnitude and timing, certain subsequent events may be required to be reflected in the consolidated financial statements at the balance sheet date and/or required to be disclosed in the notes to the consolidated financial statements. The Company has evaluated subsequent events accordingly.

Use of Estimates

The consolidated financial statements have been prepared in accordance with GAAP. The preparation of EVgo’s consolidated financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, variable consideration estimates for revenue, depreciable lives of property and equipment and intangible assets, costs associated with asset retirement obligations, the fair value of share-based compensation, earnout liability, warrant liability and the fair value measurements of assets and liabilities allocated for acquired businesses. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively.

Concentration of Business and Credit Risk

The Company maintains its cash accounts in commercial banks. Cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, a portion of deposit balances may be in excess of federal insurance limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash. The Company mitigates its risk with respect to cash by maintaining its deposits at high-quality financial institutions and monitoring the credit ratings of those institutions.

The Company had one customer that comprised 19.7% of the Company’s total accounts receivable as of December 31, 2022. The Company had two customers that comprised 32.4% of the Company’s total accounts receivable as of December 31, 2021. For the year ended December 31, 2022, two customers represented 42.9% of total revenue. For the year ended December 31, 2021, one customer represented 10.5% of total revenue.

For the years ended December 31, 2022 and 2021, EVgo had four and two vendors, respectively, that provided more than 10% of EVgo’s total charging equipment. For the years ended December 31, 2022 and 2021, the amount provided by these vendors were 88.8% and 37.3%, respectively.

Reclassifications

The Company has made certain reclassifications to prior period amounts to conform to current period presentation.

Cash, Cash Equivalents and Restricted Cash

Cash and restricted cash include cash held in cash depository accounts in major banks in the U.S. and are stated at cost. Cash equivalents are carried at fair value and are primarily invested in money market funds. Cash that is held by a financial institution and has restrictions on its availability to the Company is classified as restricted cash.

The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company's consolidated balance sheets, of $0.7 million as of December 31, 2022 and 2021, associated with the construction of its charging stations and in connection with one of its operating leases.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written-off against the allowance for doubtful accounts. Other accounts receivable of $1.3 million and a de minimis amount were included in accounts receivable, net, on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Deferred Offering Costs

Deferred offering costs, consisting primarily of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is abandoned or terminated, deferred offering costs will be expensed. As of December 31, 2022 and 2021, the Company had capitalized $1.0 million and $0.2 million, respectively, of deferred offering costs in other current assets on the consolidated balance sheets.

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

Property, Equipment and Software

Property and equipment includes land, charging stations and other technical installations, construction in process, charging station and related equipment and a building, which are stated at cost or at fair value as of the date of acquisition less accumulated depreciation and amortization.

Land is not depreciated. Depreciation for property, equipment and software is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of the building is forty years and the estimated useful lives of the remaining assets are approximately three to seven years. Charging equipment and charging station installation costs are depreciated when they are placed into service. Construction in process consists primarily of charging equipment, charging station installation costs, and software that have not yet been placed into service and are not depreciated. Charging equipment consists primarily of equipment and various components that have not yet been allocated to a project. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Depreciation is reported net of the amortization of the capital-build liability, as described in Note 7. The cost of maintenance and repairs is charged to expense as incurred while significant renewals and betterments are capitalized. Deductions are made for retirements and/or disposals. Following the disposition of an asset, the associated net cost is no longer recognized as an asset and any gain or loss on the disposition, inclusive of any amounts recovered from insurance, is reflected in general and administrative expenses.

The Company has adopted the provisions of ASC Topic 350-40, Internal-Use Software, and therefore the costs incurred in the preliminary stages of software development are expensed as incurred. The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project, the preliminary project stage is completed and when technological feasibility is established. Once a new functionality or improvement is released, the asset is subject to depreciation. Capitalization of costs ceases when the project is substantially complete and ready for its intended use and the costs are amortized into general and administrative expenses using the straight-line method over the estimated useful lives of the software assets, which is generally three years.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. The Company’s goodwill and intangible assets are the result of the Holdco Merger and as part of the acquisition of PlugShare LLC (f/k/a Recargo, Inc.) (see Note 3). EVgo completes an impairment test of goodwill at least annually or more frequently if facts or circumstances indicate that goodwill might be impaired. EVgo’s annual impairment test date is October 1st. Goodwill is tested for impairment at the reporting unit level. EVgo first performs a qualitative assessment of EVgo’s single reporting unit. Factors considered in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of EVgo’s reporting unit, events or changes affecting the composition or carrying amount of the net assets of EVgo’s reporting unit, any sustained decrease in EVgo’s share price and other relevant entity-specific events. If EVgo elects to bypass the qualitative assessment or if EVgo determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. EVgo then performs the goodwill impairment test for each reporting unit by comparing the reporting unit’s carrying amount, including goodwill, to its fair value, which is measured based upon, among other factors, a discounted cash flow analysis, as well as market multiples for comparable companies. Estimates critical to EVgo’s evaluation of goodwill for impairment include forecasts for revenue, EBITDA growth and long-term growth rates, as well as the discount rates. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired. EVgo did not recognize any impairment losses for any periods presented. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets may become impaired.

Finite-lived intangible assets are amortized over their useful lives and recorded as either cost of sales or operating expenses depending on the nature of the intangible asset. Costs incurred to renew or extend the term of recognized intangible assets are expensed as incurred. During the fourth quarter of 2022, the Company reviewed its goodwill and other intangible assets for indicators of impairment and performed its annual goodwill impairment analysis as part of this review. The Company did not note any indicators of impairment with respect to its goodwill or other intangible assets as of December 31, 2022 and no impairment charge was required.

Estimated useful lives of the Company’s intangible assets are presented below:

Site Host relationships	12 years
Customer relationships	4-5 years
Developed technology	10-15 years
User base	4 years
Trade name	15-20 years

Long-Lived Asset Impairment

The Company reviews its long-lived assets, including property and equipment, right-of-use assets and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the Company identifies events or changes in circumstances that could impact recoverability, the Company compares the carrying value of the assets or asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the loss would be recognized during that period. The impairment loss would be calculated as the difference between the asset or asset group carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. EVgo did not recognize any impairment losses for any periods presented. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets may become impaired. During the fourth quarter of 2022, the Company reviewed its long-lived assets for indicators of impairment, did not note any indicators of impairment and no impairment charge was required.

Lease Accounting

The Company accounts for leases under ASC Topic 842, Leases (“ASC 842”). As a lessee, the Company enters into agreements with various Site Hosts, which allow the Company to lease space to operate the charging stations on their property and with various parties to lease its office, warehouse and laboratory space. The Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with an initial contractual term in excess of 12 months, the Company records the related operating or finance right-of-use asset and lease liability. Some leases also include renewal and/or early termination options, which can be exercised under specific conditions. Renewal and termination options are not included in the measurement of the right-of-use assets and lease liabilities unless the Company is reasonably certain to exercise the options.

The Company’s lease agreements primarily require lease payments based on a minimum annual rental amount. In addition to minimum lease payments, the Company’s lease agreements may contain variable lease payments based on revenue-sharing or inflation adjustments. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for all asset classes. Lease liabilities are recognized at the present value of the fixed lease payments using an implicit rate and, if not available, an incremental borrowing rate based on estimated collateralized borrowings available to the Company. The Company incurs initial direct costs and receives landlord incentives that increase or decrease the calculated right-of-use asset, respectively. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company expenses variable lease payments as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company has not entered into any finance leases.

As a lessor, the Company has entered into agreements to lease charging equipment, charging stations and other technical installations or sublease properties leased from Site Hosts to third parties. The Company, at the inception of a lease contract, determines if it is an operating, sales-type or direct financing lease. The Company has not elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for all asset classes. The leases generally provide for fixed monthly payments and sometimes include provisions for contingent variable rent based on the number of charging sessions and minutes used, which are recognized when earned. Fixed payments received under lease agreements for operating leases are recognized on a straight-line basis over the lease term and are reported in revenue in the consolidated statements of operations.

Deferred Revenue

Deferred revenue consists of billings on contracts where performance has commenced and payments have been received in advance of revenue recognition. Deferred revenue is recognized into revenue as the related revenue recognition criteria are met.

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

Capital-Build Liability and Expense Reimbursements

The Company receives grant funding in the form of cash from governmental and non-governmental entities to construct and operate EV chargers. As there is no authoritative guidance under GAAP regarding accounting for government assistance to for-profit business entities, the grants directly or indirectly provided by the government are accounted for by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Grant contracts provided by non-governmental entities are analyzed and if it does not fall under the scope of ASC 842 or ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), they are accounted for under IAS 20.

The charging stations purchased and installed under these programs or agreements are recorded in property and equipment. At the time the expenditures for the charging stations have been incurred, the funding associated with the charging station capital expenditure is deferred as a capital-build liability and amortized against depreciation expense over the remaining useful life of the related assets. The Company retains ownership of these charging stations. Reimbursement under the agreements for operating and maintenance expenses is recognized as an offset to cost of revenue in the consolidated statements of operations in the period in which EVgo recognizes the related costs of operation and maintenance of the chargers.

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

Earnout Liability

In accordance with ASC 815, Earnout Shares (as defined in Note 3) were initially recorded as a derivative liability at fair value as of the CRIS Close Date, since they are not indexed to the Company’s Class A common stock. They are subsequently remeasured at each reporting date through the change in fair value of earnout liability in the consolidated statements of operations. The estimated fair value of the contingent earnout liability is determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 17), prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current common stock price, expected volatility, risk-free rate, expected term and dividend rate.

Until its settlement, the contingent earnout liability is categorized as a Level 3 (defined below) fair value measurement because the Company utilizes projections during the Earnout Period that include unobservable inputs. Contingent earnouts involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Asset Retirement Obligations

Asset retirement obligations represent the estimated present value of the amount the Company will incur for dismantling and restoring sites (locations owned by unrelated parties where the Company’s chargers are placed) at the end of their agreements, in accordance with their contractual terms. Upon initial recognition of the Company’s asset retirement obligation liability, property and equipment is increased by an amount offsetting the liability and depreciated over its useful life and the obligation is accreted to its estimated future value at the date of retirement. Subsequent to establishing an asset retirement obligation, downward revisions in the liability due to a change in the expected timing or amount of cash flows are recorded as corresponding decreases to the asset retirement costs; however, if the amount of the decrease exceeds the carrying value of the related asset retirement cost and related asset, such excess credits are adjusted through a reduction of accretion expense.

Asset retirement obligations require the use of estimates to determine third-party costs for dismantling and restoring the sites. Discount rates are also included to present value these costs, which are then accreted to the date the Company expects to remove the corresponding asset. Discount rates are based on the Company’s estimated credit adjusted risk-free rate. The Company reviews its estimates of removal costs on an ongoing basis and makes changes to the asset retirement obligations as necessary.

Warrant Liability

The Company accounts for its issued and outstanding warrants (as described in Note 16) in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at the end of each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or redeemed by the Company and any change in fair value is recognized in the statements of operations. The fair value of the redeemable warrants (the “Public Warrants”), originally sold as part of the units issued in the Company’s Initial Public Offering, has been estimated using the closing price of the Public Warrants as of December 31, 2022 and 2021. The Private Placement Warrants were initially valued using a Monte Carlo simulation model, which was a level 3 (defined below) fair value measurement. Commencing June 30, 2022, the fair value of the Private Placement Warrants was measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 (defined below) fair value measurement.

Fair Value Measurement

The Company determines fair value in accordance with ASC 820, Fair Value Measurement, which establishes a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (“Level 1”) to estimates determined using significant unobservable inputs (“Level 3”). Multiple inputs may be used to measure fair value; however, the level of fair value is based on the lowest significant input level within this fair value hierarchy. The Company’s recurring and non-recurring fair value measurements include the initial valuation of asset retirement obligations, the issuance of share-based compensation awards, the initial valuations of the assets and liabilities identified in purchase accounting, including intangible assets and property and equipment and the earnout and warrant liabilities.

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

The carrying values of certain accounts such as accounts receivable, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets.

Revenue Recognition

The Company’s sources of revenue are from retail, commercial and OEM charging contracts, regulatory credits, OEM network contracts, eXtend, and ancillary services. Its primary source of revenue is charging contracts with customers. A significant portion of the Company’s charging contracts have upfront payment terms or monthly payment terms. Payments for walk-up retail charging usage are collected at the point of service, except for monthly member fees and member usage fees which are billed monthly in arrears. Payments for development and project management revenue occur either on an installment basis or are received upon completion of milestones. Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 30 to 60 days. Revenues for regulatory credits such as LCFS credit sales are recognized upon delivery.

The Company recognizes revenue pursuant to ASC 606, using a five-step model: (a) identification of the contract, or contracts, with a customer; (b) identification of the performance obligations in the contract; (c) determination of the transaction price; (d) allocation of the transaction price to the performance obligations in the contract; and (e) recognition of revenue when, or as, it satisfies a performance obligation.

The transaction price for each contract is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees the Company charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. At contract inception, the Company determines whether it satisfies the performance obligation over time or at a point in time. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities. The Company may also incur fulfillment costs that are reimbursed by its customers as pass-through costs that may or may not be subject to a mark-up. Reimbursement for fulfillment costs is included in the transaction price and is recognized on a gross basis. The Company recognizes estimated losses on contracts immediately upon identification of the loss.

Some of the Company’s contracts with customers only contain a single performance obligation. When agreements involve multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The Company applies significant judgment in identifying and accounting for each performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to each performance obligation based on the relative standalone selling price (“SSP”). The Company determines the SSP based on observable SSP when it is available, as well as other factors, including the price charged to its customers, its discounting practices and its overall pricing objectives, while maximizing observable inputs.

EVgo’s contracts may provide its customers with the option to renew the agreement. Generally, this option is not considered to provide a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. If a material right is identified, the Company would account for these accordingly as separate performance obligations. EVgo’s contracts may also provide its customers with the option to purchase additional future services. Generally, this option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and the Company is not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject EVgo’s proposal.

Areas of Judgment and Estimates

The Company exercises judgment in determining which promises in a contract constitute performance obligations rather than set-up activities. The Company determines which activities under a contract transfer a good or service to a customer rather than activities that are required to fulfill a contract but do not transfer control of a good or a service to the customer. Determining whether obligations in a contract are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching its conclusion, the Company assesses the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated which may require judgment based on the facts and circumstances of the contract.

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

The Company’s customer contracts may include variable consideration such as that due to the unknown number of users that will receive charging credits or an unknown number of sites that will receive maintenance services. The Company estimates variable consideration under the expected value method or the most likely amount method. If charging station installations are not completed by specified dates, the Company may be subject to installation penalties. The Company may also be subject to other penalties identified in the customer agreements upon failure to maintain specified network uptimes and for other contractual service requirements. Variable consideration for installation, service, and other penalties is estimated using the most likely amount method.

Practical Expedients and Exemptions

The Company elected the practical expedient to not adjust the consideration in a contract for the effects of a significant financing component if the Company expects, at contract inception, that the period between receipt of payment and the transfer of promised goods or services will be less than one year. In some cases, the Company receives payment in advance of the transfer of promised goods or services.

For contracts in which revenue is recognized over time and the entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the Company recognizes revenue at the amount to which it has the right to invoice.

The Company does not disclose the transaction price allocated to remaining performance obligations for (i) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice and (ii) contracts with variable consideration allocated entirely to a single performance obligation. The Company’s remaining performance obligations under these contracts include providing charging services, branding services and maintenance services which will generally be recognized over the contract term.

An asset is recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. A practical expedient to expense costs as incurred for costs to obtain a contract with a customer is applied when the amortization period would have been one year or less. Contract costs are evaluated for impairment in accordance with ASC 310, Receivables.

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in contract assets and contract liabilities.

Contract Assets. Billing practices are governed by the terms of each contract based upon costs incurred, achievement of milestones and/or predetermined schedules. Billings do not necessarily correlate with the timing of revenue recognition such as revenue recognized over time using the relevant input method, which is generally either time-based or cost-based. Contract assets include unbilled amounts resulting from revenue under contracts when the time-based or cost-based method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract assets are classified as prepaid and other current assets on the consolidated balance sheets.

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

EVgo’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period, when applicable. From time-to-time, the payment terms of contracts require the customer to make advance payments as well as interim payments as work progresses. These advance payments generally are not considered to contain a significant financing component.

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

Cost of Sales and General and Administrative Expenses

Cost of sales consists primarily of energy usage fees, depreciation, net of capital-build amortization expenses, site operating and maintenance expenses, customer service and network charges, warranty and repair services, site costs and related expense associated with charging equipment. General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, office rent expense and professional services.

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $2.0 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $4.8 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively.

401(k) Plan

The Company has a 401(k) plan that qualifies under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) plan provides discretionary employer matching contributions to eligible employees up to 2% of an employee’s eligible gross pay up to IRS annual limits. Employer contributions to the 401(k) plan for the year ended December 31, 2022 were $0.7 million and de minimis for the year ended December 31, 2021.

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

Income Taxes

EVgo and Thunder Sub are each classified as a corporation for federal income tax purposes and are subject to U.S. federal and state income taxes. EVgo and Thunder Sub report U.S. federal income taxes on a consolidated basis and will be taxed at the prevailing corporate tax rates. EVgo and Thunder Sub include in income, for U.S. federal income tax purposes, their allocable portion of income from “pass-through” entities in which they hold an interest, including EVgo OpCo and its subsidiaries. “Pass-through” entities, such as EVgo OpCo and its subsidiaries, are not subject to U.S. federal and certain state income taxes at the entity level and instead, the tax liabilities with respect to taxable income are passed through to the members, including Thunder Sub. As a result, prior to the CRIS Business Combination, EVgo Holdco and its subsidiaries were not subject to U.S. federal income taxes at the entity level.

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

Segment Reporting

The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by its CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one operating and reportable segment.

Newly Adopted Accounting Standards

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. This ASU provided guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance and (3) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions and the amounts applicable to each financial statement line item and (3) significant terms and conditions of the transactions, including commitments and contingencies. This update has been implemented in the Company’s financial statements as of and for the year ended December 31, 2022. The Company adopted this ASU prospectively as of and for the year ended December 31, 2022. The adoption of this standard resulted in enhanced disclosures and did not have a material impact on the consolidated financial statements.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 as of January 1, 2022, to be applied prospectively to modifications or exchanges occurring after the effective date, which did not have a material impact on the Company’s consolidated financial statements or disclosures.

In February 2016, the FASB issued ASC 842. Subsequent to the release of the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 842. ASC 842 requires lessees to report most leases as assets and liabilities on the balance sheet. The Company adopted ASC 842 effective January 1, 2022, using the modified retrospective transition method as allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements, which includes the ability for the Company to recognize the cumulative effect of the adoption being recorded as an adjustment to retained earnings on the adoption date. The Company elected to apply the package of practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. The Company also elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a right-of-use asset or lease liability. As of the adoption date, the Company recorded operating lease right-of-use assets and operating lease liabilities of $21.1 million and $20.4 million, respectively. The difference between the right-of-use assets and lease liabilities was primarily due to existing prepaid and accrued rent balances. There was no impact to opening accumulated deficit as a result of the Company’s adoption of the guidance. The adoption of this standard for both lessee and lessor accounting did not materially impact the Company’s consolidated statements of cash flows or operating loss in the Company’s consolidated statements of operations. Refer to Note 5 for additional information.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The adoption of the standard will impact future business combinations and require the Company to measure acquired contract assets and liabilities in accordance with ASC 606. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), as amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of December 31, 2022, the Company has not adopted any expedients and exceptions under ASU 2020-04. The Company will continue to evaluate the impact of ASU 2020-04 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The amendments in ASC 326 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 326. For public companies that are considered “smaller reporting companies” as defined by the SEC, ASC 326 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2022. The Company does not expect this accounting guidance to materially impact its consolidated results of operations or financial position.

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

On the CRIS Close Date, the Company consummated the CRIS Business Combination. CRIS was the legal acquirer of a certain portion of EVgo OpCo and its subsidiaries and the consideration received by EVgo Holdings in connection with the CRIS Business Combination consisted of shares of Class B common stock and EVgo OpCo Units and the rights under the Tax Receivable Agreement (see Note 19).

The CRIS Business Combination was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”) as a reverse recapitalization recorded at historical carrying values with no goodwill or intangible assets acquired recognized. The shares and net loss per share available to holders of the Company’s common stock, prior to the CRIS Business Combination, were adjusted as shares reflecting the exchange ratio established in the Business Combination Agreement. As a result of the CRIS Business Combination, the post-business combination company is organized in an “Up-C” structure and the post-business combination company’s status changed from a “blank-check” company to a “smaller reporting company.” Following the CRIS Business Combination, the post-business combination company changed the corporate name from “Climate Change Crisis Real Impact I Acquisition Corporation” to “EVgo Inc.” The Class A common stock and warrants of the combined company, EVgo, began trading on the Nasdaq Stock Market on July 2, 2021 under the symbols “EVGO” and “EVGOW,” respectively.

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

(shares in thousands)	Shares	%
Stockholder
EVgo Holdings (LS Power)[1]	195,800	74%
CRIS’s Class A stockholders	22,987	9%
PIPE Investors	40,000	15%
CRIS’s converted founder shares	5,750	2%
Closing Class A and B shares	264,537	100%

1Represents shares of Class B common stock. LS Power owns all of the outstanding voting interests in EVgo Holdings and as a result, has controlled the vote with respect to all matters presented to stockholders following the CRIS Business Combination.

In addition to the shares, CRIS issued Private Placement Warrants and Public Warrants to purchase shares of Class A common stock in connection with its Initial Public Offering, which remained outstanding following the closing of the CRIS Business Combination. As of December 31, 2022, an aggregate of 18,097,120 warrants to acquire shares of Class A common stock were outstanding, comprised of 3,148,569 Private Placement Warrants and 14,948,551 Public Warrants. Each warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The fair value of these warrants as of July 1, 2021 was $79.6 million.

The table below summarizes the net cash received by EVgo upon the closing of the CRIS Business Combination, net of transactions costs and redemptions:

(in thousands)
Gross proceeds from PIPE	$400,000
Gross proceeds from CRIS	230,180
Less transaction costs	(58,147)
Less redemptions	(132)
$571,901

In connection with the CRIS Business Combination, certain initial stockholders of CRIS entered into an agreement with the Sponsor (the “Sponsor Agreement”) that provides for certain transfer restrictions and forfeiture provisions, among other things. Pursuant to the Sponsor Agreement, the initial stockholders party thereto are required to forfeit up to 1,437,500 shares (the “Earnout Shares”) received upon conversion of shares of Class B common stock of CRIS held by such stockholders at closing of the CRIS Business Combination if certain events do not occur. The estimated fair value of the Earnout Shares issued and outstanding upon closing was $18.3 million and was accounted for as a derivative liability (see Note 17).

In connection with the CRIS Business Combination, there were direct and incremental transaction costs incurred, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The $58.1 million includes $8.1 million in deferred underwriting fees of CRIS that were incurred prior to close and paid out as part of the CRIS Business Combination.

Other incremental costs of $3.6 million were also incurred and expensed by the Company during the year ended December 31, 2021, primarily related to advisory, legal, accounting fees and other professional services in conjunction with the CRIS Business Combination, which are included in general and administrative expenses in the consolidated statement of operations. There were no incremental costs related to the CRIS Business Combination incurred during the year ended December 31, 2022.

PlugShare LLC

On July 9, 2021 (the “PlugShare Acquisition Date”), the Company entered into a stock purchase agreement (the “PlugShare Agreement”) to acquire 100% of the outstanding common stock of PlugShare LLC (f/k/a Recargo, Inc.). Effective as of December 29, 2021, Recargo, Inc. a California corporation, converted into EVgo Recargo, LLC, a California limited liability company. Effective as of March 16, 2022, EVgo Recargo, LLC changed its name to PlugShare LLC. PlugShare operates as a cloud-based data solutions provider in the EV sector and generates revenue through a variety of services that leverage its user base and its generated data.

The Company accounted for the acquisition of PlugShare as a business combination under ASC 805. Pursuant to ASC 805, the purchase price is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. The total purchase price was $25.0 million, per the terms of the PlugShare Agreement, none of which were contingent upon future financial results.

The table below summarizes the allocation of the fair value of the assets acquired and liabilities assumed by the Company on the PlugShare Acquisition Date, including resulting goodwill. Goodwill of $8.9 million was recorded as a result of the PlugShare acquisition and reflects assets not separately identifiable under ASC 805. Goodwill is expected to be amortizable for U.S. federal income tax purposes.

The Company determined the fair values of the assets acquired and liabilities assumed with the assistance of a third-party valuation firm. Intangible assets recorded on the PlugShare Acquisition Date include user base, trade name and technology of $11.0 million, $1.1 million and $2.2 million, respectively. The fair values of the intangible assets were determined based on a discounted cash flow model using the with-or-without method for user base and the relief-from-royalty method for trade name and technology. Each of these methods is a form of the income approach. These methods incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates. The fair values of the property and equipment were determined using the cost approach. This approach involves adjusting the historical cost basis of the assets in the fixed asset register for inflation and then deducting for various forms of obsolescence.

For the remaining assets and liabilities, the cost method was used to determine their respective fair values. The fair value of accounts receivable, consisting of customer receivables, approximated the carrying value, which was equal to the gross contractual amounts receivable because no portion of such contractual amounts was expected to be uncollectible.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the PlugShare Acquisition Date:

PlugShare
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

The following unaudited pro forma financial information presents consolidated revenue and net loss for the periods indicated as if the PlugShare acquisition had occurred on January 1, 2021:

Year Ended
December 31,
(in thousands)	2021
Pro forma revenue	$23,150
Pro forma net income (loss)	$(60,539)

The above unaudited pro forma results have been calculated by combining the historical results of the Company and PlugShare, as if the acquisition had occurred as of the beginning of the earliest period presented in the Company’s consolidated financial statements and exclude the impact of acquisition-related expenses. The pro forma table above also includes estimates for additional depreciation, amortization and accretion related to the fair values of property and equipment, intangible assets, capital build liability and asset retirement obligations that were included as the basis of those assets acquired and liabilities assumed in the business acquisition. Pro forma net loss was adjusted to exclude acquisition-related costs incurred during the periods presented. No other material pro forma adjustments were deemed necessary. The pro forma financial information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

For the period from the PlugShare Acquisition Date of July 9, 2021 through December 31, 2021, revenue and net loss from PlugShare totaling $1.6 million and $5.2 million, respectively, are included in the consolidated statement of operations for the year ended December 31, 2021, which includes $0.6 million of acquisition-related expenses in general and administrative expenses.

Note 4 – Revenue Recognition

Revenue Streams

The Company’s revenue streams, respective performance obligations and methods of recognition are summarized below. All the Company’s revenues are sourced from the U.S.

Charging Revenue, Retail. EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge as members (with monthly fees and reduced per-minute or kilowatt-hour (“kWh”) pricing) through a subscription service or as non-members. Revenue for these sales is recognized at a point in time upon delivery of electricity and is charged to the customer based on electrical power delivered, minutes of charging, or on a fee basis. Monthly membership fees are charged to the customer and recognized on a monthly basis.

Charging Revenue, Commercial. Commercial revenue is derived from contracts with high volume fleet customers, such as transportation network companies (“TNCs”) or delivery services, that can access EVgo’s charging infrastructure through EVgo’s public network. In addition to offering access to its public network, EVgo offers dedicated charging solutions to fleets. As part of this offering, EVgo typically builds, owns and operates charging infrastructure for the exclusive use of a dedicated customer and is currently offering flexible ownership models, such as its charging as a service (“ChaaS”) offering. Any lease components that are identified for dedicated fleet hubs are accounted for in accordance with ASC 842. Non-lease components and fulfillment costs are accounted for in accordance with ASC 606 and are recognized upon delivery of electricity and charged to the fleet customer based on electrical power delivered or minutes of charging and may be subject to a minimum usage requirement.

Charging Revenue, OEM. The Company contracts with various automobile manufacturers (“OEMs”) to provide charging services to purchasers of their vehicles (“OEM Customers”) through charging credits or charging memberships, generally ranging up to five years in duration, and revenues are recognized as electricity is provided to the OEM Customers. At the end of the contract, the OEM Customer can convert the account to a monthly subscription service or a “pay as you go” account. Certain OEM contracts provide charging credits for OEM Customers and revenue is recognized at a point in time when OEM Customers use the credits for charging sessions. Other charging memberships provide OEM customers with a stand-ready obligation and revenue is recognized over time based on the membership period.

Regulatory Credit Sales. As a charging station owner and operator, the Company earns revenue from the sale of regulatory credits such as LCFS credits in states where such programs are enacted currently, including the Fast Charging Infrastructure (“FCI”) program in California. These credits are generated through charging stations based on the volume of kWh sold. EVgo earns revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the FCI program mandates. The Company’s performance obligation is to sell regulatory credits to certain of its customers. As such, revenue is recognized at the point of sale. The Company records the value of the credits generated from operations based on an incremental cost basis and determined this cost to be nominal.

Network Revenue, OEM. Network revenue, OEM is related to contracts that have significant charger infrastructure build programs, which may represent set-up costs under ASC 606 for chargers that are owned by the Company. The transaction prices from these contracts are allocated to performance obligations including, but not limited to, marketing activities, branding services, memberships and reservations. Revenue from marketing activities is recognized at a point in time on a net basis as the marketing services are rendered. Memberships are stand-ready obligations and revenue is recognized over time. For reservations, revenue is recognized at a point in time once the performance obligation is satisfied. Branding is recognized over time as the customer receives the benefit. Prepaid charging credits that expire unused are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

eXtend Revenue. Through EVgo eXtend, EVgo provides hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while the Company’s customers purchase and retain ownership of the charging assets. For some eXtend customers, EVgo also provides grant application support and related services. In 2022, EVgo announced an eXtend deal with the Pilot Company to deploy up to 2,000 fast charging stalls that the Pilot Company will own and EVgo will build, network, operate and maintain.

For the eXtend offering, the Company generally has multiple performance obligations including, but not limited to, the sales of equipment, the provision of engineering, procurement, and construction services during the construction lifecycle, and the provision of operations and maintenance services once the charging network is operational. Revenue from sales of equipment is generally recognized at a point in time when the performance obligation is satisfied. The Company’s performance obligation under development contracts is to develop and deliver a completed site with installed charging hardware. The build-out fee can be structured as firm-fixed price or cost-plus arrangements and becomes payable as certain contract and/or construction milestones are achieved or as construction costs are incurred monthly. Development and project management revenue is recognized over time using the relevant input method, which is generally either time-based or cost-based. Under the time-based and cost-based methods, all costs incurred in the period that relate to a contract are charged to cost of sales and the related revenue is recognized based on the measured progress to completion. EVgo may provide latent defect warranties for equipment and installation labor services related to EVgo’s charger installation services. EVgo’s warranty obligations are generally not accounted for as separate performance obligations as warranties cannot be separately purchased and warranties do not provide a service in addition to the assurance that the charging stations will function as expected. The operations and maintenance fees generally commence once the charging stations become operational with recurring fees generally based upon a fixed or variable rate. For maintenance services that are invoiced monthly, the Company has elected to recognize revenue using the as-invoiced practical expedient.

Ancillary Revenue. EVgo has a number of offerings that currently include customization of digital applications, charging data integration, micro-targeted advertising services, smart charging reservations, loyalty programs and access to chargers behind parking lot pay gates. EVgo also offers equipment procurement and operations services for customers who operate dedicated networks.

For software-driven digital, equipment procurement and operations services, the Company recognizes revenue at a point in time or over time based on when the performance obligation is met. The Company provides research and consulting services to its PlugShare customers. These are generally short-term projects and the Company recognizes revenue at a point in time upon delivery of the results of the research and consulting services to the customer. The Company enters into short-term and long-term contracts with PlugShare customers to provide charging data integration services. The contract fees for the data integration services are generally structured as a fixed fee arrangements over a specified licensing period and revenue is generally recognized for the single performance obligation monthly, on a straight-line basis, over the licensing period.

The Company generally enters into short-term cancelable insertion orders with its advertising customers for advertising campaigns that are served through the PlugShare software platform. Sponsorship advertising arrangements are generally priced under a cost per engagement structure, which is a set price per click or engagement. Advertising customer contracts may contain multiple performance obligations with each distinct service. The performance obligations are generally considered a series of distinct services as the performance obligations are satisfied over time and revenue is recognized in the period of delivery. The contract transaction price is comprised of variable consideration based on the stated rates applied against the number of units delivered inclusive of the bonus units subject to the maximums provided in the contract. The contractual rates and actual units delivered are used to determine the transaction price each period end. The transaction price is allocated to each performance obligation based on the SSP of each performance obligation. Advertising revenue is recognized ratably over the service period based on actual units delivered subject to the maximums under the contract.

Disaggregation of Revenue

The table below presents a disaggregation of EVgo’s revenue for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(in thousands)	2022	2021
Charging revenue, retail	$18,895	$11,041
Charging revenue, commercial	3,363	2,420
Charging revenue, OEM	941	812
Regulatory credit sales[1]	5,652	3,023
Network revenue, OEM	2,451	1,510
eXtend revenue	18,443	789
Ancillary revenue[2]	4,843	2,619
Total revenue	$54,588	$22,214

1There were no amounts earned from related parties for the year ended December 31, 2022. The amount for the year ended December 31, 2021 includes $0.6 million of revenue earned from related parties.

2Amount for the year ended December 31, 2022 includes $0.1 million of revenue earned from a related party and there was no related party revenue for the year ended December 31, 2021.

The following table provides information about contract assets and liabilities from contracts with customers as of December 31, 2022 and 2021:

	December 31,	December 31,	Change
(dollars in thousands)	2022	2021	$	%
Contract assets	$2,861	$32	$2,829	* %
Contract liabilities	$57,790	$38,445	$19,345	50%

*Percentage greater than 999%.

Contract assets as of December 31, 2022 increased to $2.9 million compared to a de minimis balance as of December 31, 2021 from new contracts that began in 2022. Contract liabilities as of December 31, 2022 increased $19.3 million, or 50%, to $57.8 million compared to $38.4 million as of December 31, 2021 due to additional payments from customers with existing long-term contracts and contracts entered into during 2022.

The following table provides the activity for the contract liabilities recognized during the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(in thousands)	2022	2021
Balance as of December 31, 2021	$38,445	$12,028
Additions	26,397	30,999
Recognized in revenue	(5,796)	(3,883)
Marketing activities recognized on a net basis	(1,256)	(699)
Balance as of December 31, 2022	$57,790	$38,445

Revenues for the years ended December 31, 2022 and 2021 include the following:

	Years Ended
	December 31,
(in thousands)	2022	2021
Amounts included in the beginning of period contract liability balance	$4,605	$3,138
Amounts associated with performance obligations satisfied in previous periods	$5	$186

It is anticipated that deferred revenue as of December 31, 2022 will be recognized for the following years ending December 31, as follows:

(in thousands)
2023	$9,410
2024	10,510
2025	11,297
2026	17
$31,234

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligations is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of December 31, 2022 and 2021, there was $8.7 million and $22.9 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the consolidated balance sheets.

Note 5 – Lease Accounting

As disclosed in Note 2, the Company adopted ASC 842 as of January 1, 2022 under the modified retrospective transition method. Prior to the adoption of ASC 842, the Company accounted for leases in accordance with ASC 840, Leases.

Lessee Accounting

The Company has entered into agreements with Site Hosts, which allow the Company to operate charging stations on the Site Hosts’ property. Additionally, the Company leases offices, off-site charging hubs, a warehouse and laboratory space under agreements with third-party landlords. The agreements with the Site Hosts and landlords are deemed to be operating leases. Original lease terms generally range from one to 15 years and certain leases contain renewal options that can extend the term for up to an additional seven years. The Company has not entered into any finance leases.

The Company has estimated operating lease commitments of $53.0 million for leases where the Company has not yet taken possession of the underlying asset as of December 31, 2022. As such, the related operating lease right-of-use assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheet as of December 31, 2022.

For the year ended December 31, 2022, the Company’s lease costs consisted of the following:

(in thousands)
Operating lease costs[1]
Cost of sales	$3,671
General and administrative expenses	3,386
Variable lease costs
Cost of sales	316
General and administrative expenses	77
Short-term lease costs	107
$7,557

1 Rental expense for operating leases recorded in accordance with ASC 840 was $3.2 million for the year ended December 31, 2021.

As of December 31, 2022, the maturities of operating lease liabilities under ASC 842 for the years ending December 31, were as follows:

(in thousands)
2023	$8,855
2024	9,005
2025	8,112
2026	7,620
2027	7,010
Thereafter	35,804
Total undiscounted operating lease payments	76,406
Less: imputed interest	(25,759)
Total discounted operating lease liabilities	$50,647

As of December 31, 2021, the maturities of operating lease liabilities under ASC 840, Leases, for the years ending December 31, were as follows:

(in thousands)
2022	$3,486
2023	3,515
2024	2,987
2025	2,093
2026	1,767
Thereafter	5,570
$19,418

Other supplemental and cash flow information, for the year ended December 31, 2022, consisted of the following:

(dollars in thousands)
Weighted-average remaining lease term	9.0 years
Weighted-average discount rate	8.99%
Cash paid for amounts included in measurement of operating lease liabilities	$5,323
Right-of-use assets obtained in exchange for new operating lease liabilities	$33,457

Lessor Accounting

The Company leases charging equipment, charging stations and other technical installations and subleases properties leased from Site Hosts to third parties under operating leases where EVgo is the lessor. Initial lease terms are generally five to 10 years with renewal options.

Since the leasing arrangements the Company enters into with lessees are operating leases, the underlying asset is carried at its carrying value as owned and operated systems within property, equipment and software, net, or included in operating lease right-of-use assets on the consolidated balance sheets.

For the year ended December 31, 2022, the Company’s lease income consisted of the following components:

(in thousands)
Operating lease income:
Fixed lease income	$810
Sublease income	384
Total lease income[1]	$1,194

1 Lease income recorded in accordance with ASC 840 was $0.9 million for the year ended December 31, 2021.

As of December 31, 2022, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the Company’s fiscal years ending December 31, were as follows:

(in thousands)
2023	$1,877
2024	1,555
2025	663
2026	242
$4,337

The components of charging equipment, charging stations, land, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, and operating lease right-of-use-assets were as follows as of:

	December 31,	December 31,
(in thousands)	2022	2021
Charging station equipment and construction costs	$3,557	$4,114
Land and building	10,507	—
Less: accumulated depreciation	(980)	(815)
Property, equipment and software, net	$13,084	$3,299

Operating lease right-of-use assets	$5,554	$—

Note 6 – Government Assistance

EVgo continuously pursues public grants, subsidies and incentives to reduce capital expenditures. EVgo has dedicated, and plans to continue to dedicate, a variety of internal and external resources to monitor, submit for and utilize available grant, subsidy and incentive funding for the development of DCFCs on a state, local and national level. EVgo’s network expansion and local build plans take into account expected timing for and availability of funding of this type.

Certain government assistance includes terms and conditions including, but not limited to, periodic reporting on a monthly, quarterly or annual basis, specific minimum uptime and operational requirements over a period of three to five years typically from the operational date. As of December 31, 2022, the Company’s commitments under government assistance are expected to expire over the next five years. Noncompliance with any of the terms or conditions could impact the Company’s ability to receive future government assistance or could result in the recapture of amounts paid to the Company by the granting agencies. The Company has evaluated the recapture provisions related to government assistance included in the capital-build liability on the consolidated balance sheets as of December 31, 2022 and concluded that it is not probable that the recapture provisions will be triggered. In addition, EVgo regularly monitors compliance with these provisions and has not been affected by noncompliance in the past.

The government assistance received is aggregated below as the programs contain similar terms and are accounted for similarly in accordance with IAS 20. As of and for the year ended December 31, 2022 balances related to government assistance were as follows:

December 31,
(in thousands)	2022
Accounts receivable, capital-build, as of	$6,159
Capital-build liability as of	$18,775
Capital-build amortization included in depreciation, net of capital-build amortization, included in cost of sales for the year ended	$3,208
Proceeds from capital build funding for the year ended	$7,755

Note 7 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
(in thousands)	2022	2021
Charging station installation costs	$121,820	$63,932
Construction in process	104,395	39,116
Charging station equipment	79,031	42,799
Charging equipment	20,596	8,611
Land and building	15,932	—
Software	14,289	5,295
Office equipment, vehicles and other	1,647	846
	357,710	160,599
Less accumulated depreciation and amortization	(49,598)	(27,317)
Total property, equipment and software, net	$308,112	$133,282

Depreciation and amortization expense consisted of the following for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(in thousands)	2022	2021
Cost of sales
Depreciation of property and equipment	$24,468	$15,956
Amortization of capital-build liability	(5,689)	(3,970)
General and administrative expenses
Depreciation of property and equipment	324	136
Amortization of software	3,285	148
	$22,388	$12,270

For the years ended December 31, 2022 and 2021, impairment expense of $6.8 million and $0.9 million, respectively, was recognized for projects in construction that were abandoned. For the years ended December 31, 2022 and 2021, $1.2 million and $0.4 million, respectively, was also recognized for losses on disposals of property and equipment, net of insurance recoveries. For the year ended December 31, 2022, $0.3 million was recognized in write-offs of asset retirement costs and there were no write-offs of asset retirement costs during the year ended December 31, 2021. These losses were included in general and administrative expenses in the consolidated statements of operations.

Note 8 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of December 31, 2022:

	December 31, 2022
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(10,236)	$31,264	9.1 years
Customer relationships	19,000	(12,090)	6,910	1.8 years
Developed technology	14,000	(2,653)	11,347	11.5 years
User base	11,000	(4,058)	6,942	2.6 years
Trade name	5,000	(851)	4,149	13.5 years
	$90,500	$(29,888)	$60,612

Intangible assets, net, consisted of the following as of December 31, 2021:

	December 31, 2021
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(6,777)	$34,723	10.1 years
Customer relationships	19,000	(8,005)	10,995	3.2 years
Developed technology	14,000	(1,646)	12,354	12.5 years
User base	11,000	(1,309)	9,691	3.6 years
Trade name	5,000	(536)	4,464	14.5 years
	$90,500	$(18,273)	$72,227

Amortization of intangible assets was $11.6 million and $10.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the aggregate future amortization of amortizable intangible assets for the following years ending December 31, were as follows:

	Site Host	Customer	Developed	User	Trade
(in thousands)	Relationships	Relationships	Technology	Base	Name	Total
2023	$3,458	$4,085	$1,007	$2,750	$315	$11,615
2024	3,458	2,717	1,007	2,750	315	10,247
2025	3,458	108	1,007	1,442	315	6,330
2026	3,458	—	1,007	—	315	4,780
2027	3,458	—	1,007	—	315	4,780
Thereafter	13,974	—	6,312	—	2,574	22,860
	$31,264	$6,910	$11,347	$6,942	$4,149	$60,612

Note 9 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity for the years ended December 31, 2022 and 2021 was as follows:

	Years Ended
	December 31,
(in thousands)	2022	2021
Beginning balance	$12,833	$8,802
Liabilities incurred	2,997	2,456
PlugShare acquisition	—	32
Accretion expense	1,915	1,602
Change in estimate	(1,175)	181
Liabilities settled	(1,097)	(240)
Ending balance	$15,473	$12,833

Note 10 – Note Payable, Related Party

On January 16, 2020, EVgo Services entered into the Secured Demand Grid Promissory Note (“Demand Note”) with EVgo Holdings whereby EVgo Services funded the operations of EVgo Holdco with loans upon request at an interest rate of the Federal Reserve discount rate plus 7.0% (compounded annually) with a maturity date of January 16, 2027. The Demand Note was secured by the assets of EVgo Holdco and did not have a stated credit limit. On July 1, 2021, the outstanding balance of the Demand Note (including accrued interest of $1.9 million) of $59.6 million was converted into equity of EVgo Services, which was contributed by EVgo Holdings to EVgo Holdco immediately thereafter in connection with the CRIS Business Combination (see Note 3). Interest expense incurred on the Demand Note was $1.9 million during the year ended December 31, 2021.

Note 11 – Accrued Liabilities

Accrued liabilities consisted of balances related to the following as of December 31, 2022 and 2021:

	December 31,	December 31,
(in thousands)	2022	2021
Charging equipment and related services	$23,088	$14,413
Employee compensation	7,113	5,044
Other	9,032	7,621
Total	$39,233	$27,078

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

Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders except as required by law or as provided in EVgo’s Charter. The 5,750,000 shares of Class B common stock of CRIS held by the founders of CRIS prior to the CRIS Business Combination automatically converted into shares of Class A common stock on a one-for-one basis.

The holders of shares of Class B common stock generally have the right to cause EVgo OpCo to redeem all or a portion of their EVgo OpCo Units together with a corresponding number of shares of Class B common stock in exchange for, at EVgo OpCo’s election, a corresponding number of shares of Class A common stock or an approximately equivalent amount of cash as determined pursuant to the terms of the EVgo OpCo A&R LLC Agreement. Upon the future exchange of EVgo OpCo Units held by any holder of shares of Class B common stock, a corresponding number of shares of Class B common stock held by such holder of EVgo OpCo Units will be canceled. Shares of Class B common stock can only be transferred with their corresponding EVgo OpCo Units in accordance with the EVgo OpCo A&R LLC Agreement.

Upon the closing of the CRIS Business Combination, EVgo Holdings received 195,800,000 shares of Class B common stock, together with 195,800,000 EVgo OpCo Units (see Note 22 for additional information).

Issuance of Common Stock

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”).

During the year ended December 31, 2022, EVgo sold 1,588,340 shares of Class A common stock pursuant to the ATM Program, with aggregate gross proceeds of $10.7 million. After deducting transaction costs and commissions of $0.3 million, the Company received net proceeds of approximately $10.4 million.

Member’s Equity

As a result of the Holdco Merger, from the time of the Holdco Merger Date until the CRIS Close Date, the Company was a wholly owned subsidiary of EVgo Holdco. EVgo Holdco had one class of limited liability interests that were 100% owned by EVgo Holdings. EVgo Holdings’ equity structure consisted of “Class A Common Units,” “Class B Common Units” (together with the Class A Common Units, the “Capital Units”) and Incentive Units (defined in Note 20) (together with the Capital Units, the “Common Units”) issued pursuant to the Amended and Restated Limited Liability Company Agreement of EVgo Holdings, LLC dated as of January 16, 2020 (the “EVgo Holdings LLCA”).

Note 13 – Commitments and Contingencies

Pilot Infrastructure Agreement

On July 5, 2022, EVgo entered into a charging infrastructure agreement (the “Pilot Infrastructure Agreement”) and an operations and maintenance agreement (the “Pilot O&M”) with Pilot Travel Centers LLC (“Pilot Company”) and General Motors LLC (“GM”) to build, operate and maintain up to 2,000 stalls served by DC chargers that Pilot Company will own. The stalls will be located at Pilot Company sites across the United States.

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain construction milestones measured by the number of sites commissioned, and Pilot Company is required to make certain payments each month based on completion of pre-engineering and development work, the progress of construction at each site and for each charger procured by EVgo. Subject to extensions of time for specified excusable events, if EVgo is unable to meet its commissioning obligations, Pilot Company will be entitled to liquidated damages calculated per day, subject to a cap of $30,000 at each site. The Pilot Infrastructure Agreement contains various provisions that may permit or cause early termination, including Pilot Company’s right to terminate after 1,000 stalls have been completed, the inability of EVgo to secure certain chargers and a material increase in the price of chargers due to a change in law. If Pilot Company elects to terminate the Pilot Infrastructure Agreement after 1,000 stalls have been completed, Pilot Company must pay EVgo a termination fee per stall for those not built; such fee varies based on the number of stalls already built. If EVgo is wholly or partially unable to perform its obligations under the Pilot Infrastructure Agreement due to certain circumstances outside its control, including delays by permitting authorities and utilities or certain force majeure events, such inability will not be considered a breach or default under the Pilot Infrastructure Agreement.

Under the Pilot O&M, EVgo is required to perform operations, maintenance and networking services on stalls built and commissioned under the Pilot Infrastructure Agreement in exchange for payment of a monthly fee by Pilot to EVgo. EVgo is subject to certain performance criteria under the Pilot O&M.

Delta Charger Supply Agreement and Purchase Order

On July 12, 2022, EVgo entered into a General Terms and Conditions for Sale of EV Charger Products (the “Delta Charger Supply Agreement”) with Delta Electronics, Inc. (“Delta”), including an initial purchase order (the “Purchase Order”), pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta in specified quantities at certain delivery dates. EVgo expects to use a portion of the chargers purchased under the Purchase Order to meet the requirements of the Pilot Infrastructure Agreement. EVgo is required to purchase a minimum of 1,000 chargers from Delta under the Purchase Order and may, at EVgo’s election, increase the number of chargers it purchases from Delta to 1,100.

General Motors Agreement

On July 20, 2020, EVgo entered into a five-year contract with GM (the “GM Agreement”) to build 2,750 fast charger stalls that EVgo will own and operate as part of the Company’s public network. The GM Agreement has been amended twice to expand the overall number of charger stalls to be installed to 3,250, adjust charger stall installation targets, extend the completion deadline to March 31, 2026, and provide for a payment of $7,000,000 in December 2022 in exchange for EVgo’s agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and maintain a specified uptime percentage (described below) over the term of the agreement. Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on charger stalls installed.

Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by March 31, 2026, 44% of which are required to be installed by December 31, 2023. Meeting these milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 95%. In addition to the capital build program, EVgo is committed to providing GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers. The contract is accounted for under ASC 606, which includes performance obligations related to reservations, memberships, and branding. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger stall-installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event EVgo fails to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages of up to $15.0 million.

If EVgo does not meet its charger stall-installation milestone in any period, GM will have the right, if it so chooses, to send EVgo a charger stall count breach notice, which would trigger a cure period. It is possible that EVgo will not meet the charger stall-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection, including delays associated with the COVID-19 pandemic, as well as industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and landowners, and supply chain issues.

Nissan Agreements

EVgo has executed two agreements with Nissan North America, Inc. (“Nissan”) under which EVgo has provided charger construction and installation and certain other services. Pursuant to the first agreement (the “Nissan 1.0 Agreement”), the Company was required to support, maintain and make available at least 850 chargers through July 2021, and purchasers or lessees of Nissan LEAF EVs in certain markets could receive charging services at EVgo stations or participating third-party charging stations. The Company fulfilled all build, support and maintenance obligations under the Nissan 1.0 Agreement.

The second agreement between EVgo and Nissan, entered into in June 2019 (the “Nissan 2.0 Agreement”), provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. The Nissan 2.0 Agreement has been amended several times, including most recently in the fourth quarter of 2022 (the “Nissan Amendment”) to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan 2.0 Agreement, EVgo is obligated to spend a specified amount annually on joint-marketing activities that are mutually agreed-upon with Nissan. Under the charging credit program provisions in the Nissan 2.0 Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. In the event a participant does not use the entire amount of the allocated charging credit or if the annual charging credit pool is not exhausted within a specific period, a portion of the remaining dollar value of such credit rolls over to subsequent periods, and a portion is retained by the Company. For Nissan EV purchasers or lessees receiving unlimited charging, the Company receives an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan 2.0 Agreement requires the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). If the Company fails to meet its Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, which could result in an adjustment to the consideration received by the Company under the Nissan 2.0 Agreement. EVgo and Nissan previously agreed to amend the Nissan 2.0 Agreement to extend the installation deadlines under the Build Schedule by up to 12 months, and Nissan has waived penalties for installation delays relating to program year one. The contract is accounted for under ASC 606, which includes performance obligations related to memberships, charging credits, and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

EVgo’s ability to meet its Build Schedule obligations may be impacted by delays in permitting, commissioning and utility interconnection, including delays associated with the COVID-19 pandemic, as well as industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and landowners, and supply chain issues.

Nissan has the right to terminate the Nissan 2.0 Agreement, without penalty or obligation of any kind, upon 30 days’ written notice if it is unable to secure funding to make payments required under the Nissan 2.0 Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. In 2022, Nissan fulfilled its annual payment obligations under the Nissan 2.0 Agreement.

Legal Proceedings

In the ordinary course of the Company’s business, the Company may be subject to lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes with vendors and customers and liabilities related to employment, health and safety matters. The Company accrues for losses that are both probable and reasonably estimable. Loss contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex and subject to change.

Contingent liabilities arising from ordinary course litigation are not expected to have a material adverse effect on the Company’s financial position. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

Purchase Commitments

As of December 31, 2022, EVgo had $114.7 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, all of which was short-term. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. EVgo also had $3.2 million in commitments to other vendors, of which $1.9 million was short-term.

Note 14 - Related Party Transactions

Receivable from Related Party. As of December 31, 2021, the Company had a $1.5 million receivable from EVgo Holdings pursuant to an indemnification obligation related to a matter settled between the Company’s predecessor shareholders and EVgo Holdco on January 14, 2022 regarding certain deferred contingent compensation contemplated by the Holdco Merger Agreement. The receivable was settled in March 2022.

Note Payable, Related Party. As noted in Note 10, the Company had an outstanding note payable with EVgo Holdings that was converted into equity on the CRIS Close Date.

Regulatory Credit Sales. The Company may enter into agreements to facilitate the purchase and sale of LCFS credits with a subsidiary of LS Power at prevailing market prices. For the year ended December 31, 2022, there was no regulatory credit income recognized from related parties. For the year ended December 31, 2021, the Company recognized $0.6 million of regulatory credit income, which was included in revenue from related party in the consolidated statements of operations.

Ancillary Revenue. The Company recognized ancillary revenue of $0.1 million and a de minimis amount for the years ended December 31, 2022 and 2021, respectively, from an entity related to a former Board member.

Cost of Sales. The Company purchased $0.1 million and a de minimis amount of electricity for the years ended December 31, 2022 and 2021, respectively, from an entity related to a Board member.

Consulting Services. LS Power Equity Advisors, LLC provides consulting and corporate development services to the Company. During the year ended December 31, 2022, there were no services provided. The Company recorded $1.3 million for consulting and corporate development services rendered by LS Power Equity Advisors, LLC to general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021.

Note 15 – Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of December 31, 2022 and 2021:

	December 31,		December 31,
	2022		2021
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$150,125	—	$—
Total assets		$150,125		$—
Liabilities
Earnout liability	3	$1,730	3	$5,211
Warrant liability – Public Warrants	1	10,164	1	39,614
Warrant liability – Private Placement Warrants	2	2,140	3	8,847
Total liabilities		$14,034		$53,672

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

	Private
	Placement
	Warrant	Earnout
(in thousands)	Liability	Liability
Fair value as of December 31, 2020	$—	$—
Liability recognized due to the CRIS Business Combination	35,654	18,278
Liability settled through equity	—	(10,853)
Change in fair value of liability	(19,742)	(2,214)
Transfers out of Level 3	(7,065)	—
Fair value as of December 31, 2021	8,847	5,211
Change in fair value of liability	(4,912)	(3,481)
Transfers out of Level 3	(3,935)	—
Fair value as of December 31, 2022	$—	$1,730

Assumptions used in the valuations of the Private Placement Warrant liability were as follows:

December 31,
2021
Stock price	$9.94
Risk-free interest rate	1.19%
Expected term (in years)	4.5
Expected volatility	75%
Dividend rate	—%
Exercise price	$11.50

Assumptions used in the valuations of the earnout liability are as follows:

	December 31,	December 31,
	2022	2021
Stock price	$4.47	$9.94
Risk-free interest rate	4.16%	1.19%
Expected term (in years)	3.2	4.8
Expected volatility	90%	75%
Dividend rate	—%	—%

Note 16 – Warrant Liability

The Public Warrants became exercisable on October 2, 2021. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. As of December 31, 2022, there were 14,948,551 Public Warrants and 3,148,569 Private Placement Warrants outstanding.

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

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. The Company may redeem the Public Warrants (except as described herein with respect to the Private Placement Warrants):

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30- trading day period ending three trading days before the Company sends to the notice of redemption to the warrant holders (“Reference Value”) equals or exceeds $18.00 per share (as adjusted).

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. The Company may redeem the outstanding Public Warrants:

●in whole and not in part;
●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the fair market value of the Class A common stock;
●	if and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and
●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for the issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. The Public Warrants may be exercised only for a whole number of shares.

The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants are entitled to certain registration rights pursuant to the Registration Rights Agreement, dated as of July 1, 2021, by and among the Company, the Sponsor, certain other initial stockholders, and Holdings.

Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under “—Redemption of warrants when the price per Class A common stock equals or exceeds $18.00” and “—Redemption of warrants when the price per Class A common stock equals or exceeds $10.00”). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Note 17 – Earnout Liability

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

On July 2, 2021, the $12.50 Triggering Event occurred and, as a result, 718,750 Earnout Shares valued at $10.9 million were deemed to be earned and reclassified into equity on that date. The estimated fair value of the earnout liability related to the 718,750 Earnout Shares subject to the $15.00 Triggering Event originally valued at $8.8 million was $1.7 million and $5.2 million as of December 31, 2022 and 2021, respectively. The change in fair value of the earnout liability resulted in a gain of $3.5 million and $2.2 million recognized in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively (see Note 15).

Note 18 – Income Taxes

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. All income (loss) before income taxes is generated in the U.S. For the years ended December 31, 2022 and 2021, the Company’s provision for income taxes and effective tax rates were deemed to be de minimis. Prior to July 1, 2021, the Company was not a taxable entity for U.S. federal income tax purposes or for any of the states in which the Company operated. On July 1, 2021, pursuant to the CRIS Business Combination, the Company became a taxable entity for U.S. federal income tax purposes and for all of the states in which the Company operates.

Due to operating losses in the years ended December 31, 2022 and 2021, the Company’s effective tax rate was zero. The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to loss before income taxes for the reasons set forth below:

	Years Ended
	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	6.36	6.28
Net loss attributable to NCI/non-taxable partnership structure	(25.64)	(32.10)
Change in fair value of warrant liability	9.43	14.69
Tax credits	1.10	0.89
Other permanent items	(0.29)	(0.06)
Change in fair value of earnout liability	0.91	1.05
Transaction costs	—	0.67
Change in valuation allowance	(12.87)	(12.42)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. There were no net deferred tax assets and no net deferred tax liabilities as of December 31, 2022 and 2021. The significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Investment in partnership	$119,033	$115,667
Tax credit carryforwards	1,537	513
Net operating loss carryforwards	13,794	6,048
Total deferred tax assets	134,364	122,228
Less valuation allowance	(134,364)	(122,228)
Deferred tax assets, net of valuation allowance	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, EVgo had $50.3 million and $22.0 million, respectively, in federal net operating losses with an indefinite carryforward period, tax credits of $1.5 million and $0.5 million, respectively, which will start expiring in 2041, and state net operating losses with various expiration periods.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of December 31, 2022 and 2021, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

Note 19 – Tax Receivable Agreement

In connection with the CRIS Business Combination, EVgo entered into a tax receivable agreement (the “Tax Receivable Agreement”) with EVgo Holdings (along with permitted assigns, the “TRA Holders”) and LS Power Equity Advisors, LLC, as agent. The Tax Receivable Agreement generally provides for payment by the Company, Thunder Sub or any of their subsidiaries (other than EVgo OpCo and its subsidiaries) (“Company Group”) to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes or is deemed to realize in certain circumstances after the CRIS Business Combination as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of the TRA Holders’ EVgo OpCo Units pursuant to the CRIS Business Combination or the exercise of the redemption or Call Rights set forth in the EVgo OpCo A&R LLC Agreement and (ii) imputed interest deemed to be paid by the Company Group as a result of and additional tax basis arising from, any payments the Company Group makes under the Tax Receivable Agreement. The Company Group will retain the benefit of any remaining net cash savings. If the Company Group elects to terminate the Tax Receivable Agreement early (or it is terminated early due to the Company Group’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), the Company Group is required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable

Agreement and (ii) that any EVgo OpCo Units (other than those held by the Company Group) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date).

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. During the years ended December 31, 2022 and 2021, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 20 – Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s consolidated statements of operations:

	Years Ended
	December 31,
(in thousands)	2022	2021
Cost of sales	$119	$33
General and administrative expenses	24,929	10,909
Total share-based compensation expense	$25,048	$10,942

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, stockholders approved the Board of Directors-approved 2021 Long Term Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of December 31, 2022, there were 28,968,027 shares of Class A common stock available for grant.

The 2021 Incentive Plan provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”); (vi) vested stock awards; (vii) dividend equivalents; (viii) other share- or cash-based awards; (ix) cash awards; and (x) substitute awards. Unless earlier terminated by action of the Company’s Board of Directors, the 2021 Incentive Plan will terminate on the tenth anniversary of the 2021 Incentive Plan’s effective date of March 26, 2021.

Stock Options

The Company commenced granting stock options to certain senior employees in 2022. Compensation expense related to share-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and recognized on a straight-line basis over the requisite service period. The options vest annually over a three-year period and have a term of 10 years.

The following table summarizes stock option activity for the year ended December 31, 2022:

			Weighted Average
	Shares Underlying	Weighted Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2021	—
Granted	375	$12.86
Outstanding as of December 31, 2022	375	$12.86	9.2 years	$—

As of December 31, 2022, the Company’s unrecognized share-based compensation expense related to stock options was approximately $1.6 million, which is expected to be recognized over a period of 1.5 years. The weighted average grant date fair value per share of options granted during the year ended December 31, 2022 was $8.79. There were no stock options vested or exercisable as of December 31, 2022. The fair value of the stock options granted during the year ended December 31, 2022 was computed using Black-Scholes option-pricing model using the following key assumptions:

Risk-free interest rate	2.5%
Dividend yield	—%
Expected volatility	81.4%
Expected life (in years)	5.67

Risk-free interest rate. The risk-free interest rate was based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term.

Dividend yield. The Company has not declared or paid any dividends through December 31, 2022 and does not currently expect to do so in the future.

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

Restricted Stock Units

RSUs granted by EVgo typically vest annually over a period of three years from the date of grant. The fair value of RSUs is calculated based on the closing price of the Company’s Class A common stock on the grant date. The table below represents the Company’s RSU activity under the 2021 Incentive Plan during the years ended December 31, 2022 and 2021:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2020	—	$—
Granted	1,988	$11.40
Forfeited	(33)	$11.55
Nonvested as of December 31, 2021	1,955	$11.40
Granted	3,059	$10.76
Vested	(645)	$11.39
Forfeited	(439)	$11.84
Nonvested as of December 31, 2022	3,930	$10.85

The total fair value of RSUs vested during the year ended December 31, 2022 was $7.1 million. No RSUs vested during the year ended December 31, 2021. As of December 31, 2022, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $19.7 million, which is expected to be recognized over a period of 1.5 years.

EVgo Management Holdings, LLC Incentive Units

Following the Holdco Merger and prior to the CRIS Business Combination, all employees of EVgo Services received share-based compensation in the form of units in EVgo Management Holdings, LLC (“EVgo Management”) that track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). The EVgo Holdings LLCA provides for the issuance of 1,000,000 Incentive Units. Each Incentive Unit grants a profits interest in EVgo Holdings, which can generally be described as a participation interest whose right to receive distributions is determined by the cumulative amount of distributions (cash or in-kind) received by each outstanding Capital Unit in EVgo Holdings up to and including the date of a distribution. Distributions to the Incentive Unit holders are made solely from cash or property of EVgo Holdings. Incentive Unit holders have no claim as to the cashflow or assets of EVgo Holdco or EVgo Services.

The Incentive Units were awarded pursuant to the EVgo Holdings LLCA and consequently the limited liability agreement of EVgo Management and individual grant agreements. These agreements include limitations with respect to the distribution entitlements of such Incentive Units and limitations imposed in order to cause such Incentive Units to qualify as “profits interests” within the meaning of Internal Revenue Service Revenue Procedures 93-27 and 2001-43, Internal Revenue Service Notice 2005-43, or any future Internal Revenue Service guidance. Specifically, such limitations were established such that any holder of Incentive Units will participate only in the post-grant appreciation in value of EVgo Holdings. As a result, the Incentive Units essentially have no value on the date of grant.

Of each individual grant of Incentive Units, a portion was designated as time vesting (the “Time Vesting Incentive Units”) and the remaining portion was designated as sale vesting (the “Sale Vesting Incentive Units”). The Time Vesting Incentive Units vest annually and equally over a period of four years from the date of grant. Sale Vesting Incentive Units vest based upon the achievement of certain trigger events relating to the sale of EVgo Holdings.

The Company determined the Incentive Units and resulting profits interest are equity-classified requiring application of ASC 718. Under ASC 718, share-based payment awards are initially measured at the fair value of the equity instruments that the entity is required to issue when the employee becomes entitled to the instrument (i.e., when all service, performance, market and/or other conditions have been met). The estimate of fair value should be based on share price and other factors at the grant date and should incorporate the effect of any restrictions or conditions that continue in effect after the vesting date. For equity-classified awards, changes in the share price or other pertinent variable, such as volatility or the risk-free rate, subsequent to the grant date would not cause the fair value estimate to be remeasured.

The Company has elected to use the straight-line approach to recognize compensation cost for the Time Vesting Incentive Units awards. No compensation cost will be recognized for the Sale Vesting Incentive Units until such time that an event as described above occurs. The Company has elected to account for forfeitures as they occur.

The Company has recorded expense related to the Time Vesting Incentive Units over the vesting term based on a fair value calculated using the Monte Carlo simulation model in conjunction with the Finnerty Model. The assumptions underlying the simulation are noted in the following table for the year ended December 31, 2021:

Annual risk-free rate of return	0.32%
Expected volatility	37.2%
Expected term (in years)	4.0
Dividend yield	—%

Presented below is a summary of the activity of the Company’s Incentive Units for the years ended December 31, 2022 and 2021:

		Weighted
		Average
		Grant Date
(shares in thousands)	Units	Fair Value
Outstanding at December 31, 2020	640	$9.44
Granted	143	$51.11
Vested	(104)	$9.44
Forfeited	(20)	$18.77
Outstanding at December 31, 2021	659	$18.19
Vested	(123)	$17.08
Forfeited	(65)	$16.76
Outstanding at December 31, 2022	471	$18.68

As of December 31, 2022, the Company’s unrecognized share-based compensation expense related to unvested Incentive Units was approximately $7.0 million, which is expected to be recognized over a period of 1.7 years.

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

Basic EPS is generally calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is generally calculated by dividing net income (loss) attributable to common stockholders adjusted for the effects of any dilutive securities by the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities. During loss periods, diluted loss per share is based on the weighted average number of common shares outstanding (basic), because the inclusion of common stock equivalents would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(in thousands, except per share data)	2022	2021
Numerator
Net loss	$(106,240)	$(57,762)
Less: net loss attributable to redeemable noncontrolling interest	(78,665)	(51,856)
Net loss attributable to Class A common stockholders	(27,575)	(5,906)
Less: net loss attributable to participating securities	(285)	(62)
Net loss attributable to Class A common stockholders, basic and diluted	$(27,290)	$(5,844)

Denominator
Weighted average common stock outstanding	69,433	68,734
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)
Weighted average common stock outstanding, basic and diluted	68,714	68,015

Net loss per share – basic and diluted	$(0.40)	$(0.09)

Prior to the consummation of the CRIS Business Combination, EVgo OpCo was wholly owned by EVgo Holdings. In connection with the CRIS Business Combination, EVgo Holdings contributed all of the equity interests in EVgo Holdco to EVgo OpCo in exchange for 195,800,000 EVgo OpCo Units, the Company contributed all of its assets and 195,800,000 shares of Class B common stock to Thunder Sub, Thunder Sub transferred 195,800,000 shares of Class B common stock and the right to enter into the Tax Receivable Agreement to EVgo Holdings and Thunder Sub contributed all of its remaining assets to EVgo OpCo in exchange for EVgo OpCo Units equal to the number of shares of Class A common stock outstanding. The shares of Class B common stock owned by EVgo Holdings have been evaluated and are excluded from net income or loss per share calculations as they do not participate in earnings or loss of the Company. Therefore, retrospective application of the conversion of these ownership interests into shares of Class B common stock would not result in an appropriate or meaningful presentation of EPS. Therefore, the EPS information presented only relates to the periods subsequent to the consummation of the CRIS Business Combination on July 1, 2021.

The Company’s potentially dilutive securities consist of the Company’s Public Warrants, Private Placement Warrants, RSUs, stock options and unvested Earnout Shares. For the periods in which EPS is presented, the Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Class A common stockholders since their impact would have been antidilutive:

	Years Ended
	December 31,
(in thousands)	2022	2021
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	3,930	1,955
Stock options	375	—
	22,403	20,053

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since their vesting threshold (i.e., the $15.00 Triggering Event) had not yet been met as of December 31, 2022.

Note 22 – Redeemable Noncontrolling Interest

As of December 31, 2022, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a 73.6% economic ownership interest in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and a corresponding number of shares of Class B common stock, representing a 73.4% voting interest in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 12).

The EVgo OpCo Units held by EVgo Holdings have been classified as a redeemable noncontrolling interest in the Company. The cash redemption feature of the EVgo OpCo Units, together with a corresponding number of shares of Class B common stock, at the option of EVgo OpCo, is considered outside of the control of the Company. Therefore, in accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the EVgo OpCo Units are classified as temporary equity in the Company’s consolidated balance sheets.

The redeemable noncontrolling interest held by EVgo Holdings in EVgo OpCo, through its ownership of EVgo OpCo Units, was initially measured at its carrying amount on the CRIS Close Date. Net income or loss and other comprehensive income or loss are attributed to the redeemable noncontrolling interest during each reporting period based on its ownership percentage, as appropriate. Subsequent to that, the redeemable noncontrolling interest is measured at its fair value (i.e., based on the Class A common stock price) at the end of each reporting period, with the remeasurement amount being no less than the initial carrying amount, as adjusted for the redeemable noncontrolling interest’s share of net income or loss and other comprehensive income or loss. The offset of any fair value adjustment is recorded to equity, with no impact to net income (loss).

The table below presents the reconciliation of changes in redeemable noncontrolling interest for the period from the CRIS Close Date through December 31, 2022:

(in thousands)
Balance as of July 1, 2021	$—
Redeemable noncontrolling interest resulting from the CRIS Business Combination	436,739
Net loss attributable to redeemable noncontrolling interest for the period	(16,824)
Equity-based compensation attributable to redeemable noncontrolling interest during the period	1,040
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	1,525,297
Balance as of December 31, 2021	1,946,252
Net loss attributable to redeemable noncontrolling interest for the period	(78,665)
Equity-based compensation attributable to redeemable noncontrolling interest during the period	1,878
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(994,239)
Balance as of December 31, 2022	$875,226

Note 23 – Subsequent Events

Awards under Equity Incentive Plan

During 2023, the Company’s Board of Directors approved grants of 4,849,968 RSUs and $4.4 million of stock options to employees and other service providers under the 2021 Incentive Plan. The awards will vest based on continued service, generally over a period of three years. The grant date fair value of the awards will be recognized as share-based compensation expense over the requisite service periods.

Granting of 205 Petition

On February 3, 2023, the Company filed a petition (the “Petition”) in the Court of Chancery under Section 205 of the Delaware General Corporation Law seeking (i) the validation of the stockholder vote approving CRIS’s certificate of incorporation in connection with the CRIS Business Combination (see Note 3) and (ii) the validation and declaration of effectiveness of (a) EVgo’s Charter (including its filing and effectiveness, in each case as of July 1, 2021) and (b) the securities issued or to be issued in reliance on such approval and/or the validity of EVgo’s Charter, as of the respective dates of their issuance (including the 5,750,000 shares of Class A common stock into which the shares of Class B common stock converted upon the consummation of the CRIS Business Combination). The Company filed the Petition due in part to a recent ruling of the Court of Chancery that created uncertainty as to the validity and effectiveness of these corporate acts and, consequently, as to the Company’s capital structure.

Such purported uncertainty was eliminated on February 21, 2023, when, following a hearing of the Petition, the Court of Chancery issued an order validating each of the corporate acts described above, effective as of the time each such act was originally taken, notwithstanding any failures of authorization or potential failures of authorization described in, or resulting from the matters described in, the Petition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Per Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed  by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision of the Company’s Board of Directors and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “certifying officers”), the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The  certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting”, the Company’s disclosure controls and procedures were not effective as of December 31, 2022; accordingly, the Company is implementing additional policies and procedures to remediate these shortcomings as outlined below.

Notwithstanding the identified material weaknesses, the Company’s management believes the consolidated financial statements included in this Annual Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, with participation of the certifying officers, under the oversight of the Company’s Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). In connection with enhancing the Company’s accounting, control and compliance functions during 2022, the Company undertook a comprehensive approach to this evaluation, which included a review of any material weaknesses previously identified as of December 31, 2021. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses identified in the paragraph below, which include all material weaknesses as of December 31, 2021 that were identified in the Company’s annual report for the period then ended and that continue to persist.

The following material weaknesses in internal control over financial reporting were identified: as a result of the Company lacking a sufficient number of trained resources to fulfill internal control responsibilities, the Company did not have an effective risk assessment process that evaluated risks at a sufficient level of detail to identify all relevant risks of material misstatement across the entity and the Company did not have an effective information and communication process that identified and assessed the controls necessary to ensure the reliability of information used in financial reporting. As a consequence, the Company did not effectively design, implement and operate process-level controls and effective general information technology (“IT”) controls relevant to all of its financial reporting processes.

Notwithstanding the material weaknesses in internal control over financial reporting identified above, they did not result in any material misstatements to the Company’s consolidated financial statements as of and for the year ended December 31, 2022. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm due to the established rules of the SEC.

Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting

In order to address the identified material weaknesses, the Company has established a remediation plan which includes the following measures:

●	Evaluating skill set gaps and hiring additional accounting, financial reporting, and compliance personnel (including both internal and external resources), as needed, with public company experience to develop and implement additional policies, procedures and controls;
●	Providing ongoing training for key personnel responsible for accounting, financial reporting and internal control over financial reporting;
●	Designing and implementing a comprehensive and continuous risk assessment process that identifies and assesses risks of material misstatement across the entity and helps ensure that related internal controls are properly designed and in place to respond to those risks in the Company’s financial reporting;
●	Designing and implementing controls over the completeness and accuracy of information used in financial reporting; and
●	Designing and implementing process-level controls and effective general IT controls relevant to all of the Company’s financial reporting processes.

The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Board of Directors. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. However, remediation efforts may continue beyond the fiscal year ending December 31, 2023. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Change in Control Plan

On March 27, 2023, the Compensation Committee of the Board, with input from Pay Governance — the compensation advisor it retained in connection with these matters, including regarding market practices therefor — recommended and the Board approved the EVgo Inc. Executive Change in Control and Severance Plan (the “Change in Control Severance Plan”), for the benefit of employees in certain senior positions from time to time.

Under the Change in Control Severance Plan, in the event that, within the period beginning on the date that is three months prior to a “change in control” (which is generally consistent with the change in control definition in the 2021 Incentive Plan) and ending on the date that is 12 months following such change in control, a plan participant’s employment is terminated either by the participant for “good reason,” or by the Company, its subsidiaries or any successor entity other than for “cause,” death or “disability” (as such terms are defined in the Change in Control Severance Plan), such participant will receive the following benefits, provided the participant timely signs and does not revoke a separation agreement and release of claims in the Company’s favor and otherwise complies with the terms of the Change in Control Severance Plan: (a) cash severance payments equal to two times base salary and target bonus for EVgo’s Chief Executive Officer and one times base salary and target bonus for “C-level” direct reports of EVgo’s Chief Executive Officer; (b) full acceleration of time-based Company equity awards, and pro rata acceleration of performance-based Company equity awards based on target performance; and (c) payment of the employer-portion of COBRA premiums for continued medical coverage for up to 18 months for EVgo’s Chief Executive Officer and up to 12 months for “C-level” direct reports of EVgo’s Chief Executive Officer, and each of their respective eligible dependents, if any. The change in control benefits provided for in the Change in Control Severance Plan supersede any conflicting change in control provisions in the employment agreements and offer letters entered into between the Company and each participant; however, the change in control features of any Management Holdings Incentive Units held by a participant are not impacted by the Change in Control Severance Plan.

The foregoing is a summary of the Change in Control Severance Plan and should be read in conjunction with the full text of the Change in Control Severance Plan, which is attached as Exhibit 10.12 to this Annual Report. Capitalized terms used in the foregoing summary of the Change in Control Severance Plan but not defined herein have the meanings ascribed to them in the Change in Control Severance Plan.

Resignation of John King and Appointment of Peter Anderson to the Board

On March 27, 2023, John King resigned as a member of the Board. Mr. King’s resignation as a director was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 27, 2023, the Board, in order to fill the newly created directorship that resulted from Mr. King’s resignation and upon the recommendation of its Nominating and Governance Committee, elected Peter Anderson as a member of the Board, effective immediately. Mr. Anderson is a Senior Vice President and member of the investment team at LS Power. In Mr. Anderson’s role at LS Power, his responsibilities include origination, mergers and acquisitions, financing, due diligence, and asset management for LS Power’s energy transition and conventional generation investments. During his time at LS Power, Mr. Anderson has engaged in a variety of transactions across the energy sector, including transportation electrification, renewable natural gas, distributed generation, and conventional and renewable generation. Prior to joining LS Power in 2014, Mr. Anderson was an associate in Barclays’s Power and Gas Commodities Group from 2011 to 2014. In that role, he focused on structured power and gas commodity transactions. Mr. Anderson holds a B.S. in Commerce with a concentration in Finance and a B.S. in Mathematics from the University of Virginia. EVgo believes Mr. Anderson’s extensive experience in the transportation electrification, power generation and renewable energy sectors makes him well suited to serve on the Board.

Mr. Anderson was elected to the Board pursuant to the A&R Nomination Agreement, which grants EVgo Holdings the right to designate up to five directors to the Board. There are no family relationships between Mr. Anderson and any director or executive officer of the Company, and Mr. Anderson does not have any direct or indirect material interest in any transaction or proposed transaction required to be reported under Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item can be found under the captions “Board of Directors and Committees; Corporate Governance,” and “Executive Officers” in the Company’s definitive proxy statement (the “2023 Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year and which is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the Company’s 2023 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Company’s 2023 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be included in the Company’s 2023 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the Company’s 2023 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of the Annual Report on Form 10-K.

(1) List of Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ and Member’s Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(3) List of Exhibits

Exhibit Number	Description

2.1+

Business Combination Agreement, dated as of January 21, 2021, by and among the Company, CRIS Thunder Merger LLC, EVgo Holdings, LLC, EVgo Holdco, LLC and EVgo OpCo, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2021).

2.2+

Stock Purchase Agreement, dated July 9, 2021, by and among innogy e-Mobility US LLC, innogy SE solely in its capacity as guarantor and EVgo Recargo HoldCo LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2021).

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

4.2

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-248718), filed with the Securities and Exchange Commission on September 10, 2020).

4.3

Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2020).

4.4*	Description of Securities.
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

10.7

Amended and Restated Nomination Agreement, dated as of March 24, 2022, by and between the Company and EVgo Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2022).

10.8

Tax Receivable Agreement, dated as of July 1, 2021, by and among the Company, CRIS Thunder Merger LLC and EVgo Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.9†	EVgo Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).
10.10†

Form of Restricted Stock Unit Agreement adopted pursuant to the EVgo Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.11†

Form of Stock Option Agreement adopted pursuant to the EVgo Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2022).

10.12*†	EVgo Inc. Executive Change in Control and Severance Plan.
10.13†

Employment Agreement between EVgo Services LLC and Catherine Zoi, dated as of January 15, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.14†

Employment Agreement, dated as of January 15, 2020, between EVgo Services LLC and Olga Shevorenkova (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.15*†	Employment Agreement, dated as of January 1, 2022, between EVgo Services LLC and Dennis Kish.
10.16

Distribution Agreement, dated as of November 10, 2022, by and among the Company and J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2022).

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

+

The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

*	Filed herewith.

**Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2022 and 2021

	Balance at	Costs	Deductions		Balance at
	Beginning	Charged to	and		End of
(in thousands)	of Period	Expenses	Write-offs	Other[1]	Period
As of December 31, 2022
Allowance for doubtful accounts	$718	$240	$(271)	$—	$687
Allowance for deferred tax asset	122,228	12,136	—	—	134,364
	$122,946	$12,376	$(271)	$—	$135,051
As of December 31, 2021
Allowance for doubtful accounts	$309	$414	$(5)	$—	$718
Allowance for deferred tax asset	—	7,176	—	115,052	122,228
	$309	$7,590	$(5)	$115,052	$122,946

1Represents an allowance on the deferred tax asset related to the Company’s investment in EVgo OpCo and therefore is an adjustment to equity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

EVgo Inc.

By:	/s/ Catherine Zoi
Catherine Zoi
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Catherine Zoi	Chief Executive Officer and Director
Catherine Zoi	(Principal Executive Officer)

/s/ Olga Shevorenkova	Chief Financial Officer
Olga Shevorenkova	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Nanus	Chairman of the Board and Director
David Nanus

/s/ Kate Brandt	Director
Kate Brandt

/s/ Joseph Esteves	Director
Joseph Esteves

/s/ Darpan Kapadia	Director
Darpan Kapadia

/s/ Badar Khan	Director
Badar Khan

/s/ Peter Anderson	Director
Peter Anderson

/s/ Katherine Motlagh	Director
Katherine Motlagh

/s/ Rodney Slater	Director
Rodney Slater