Form 10-Q
period 2023-03-31
EVgo Inc.
filed 2023-05-09
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, the Registrant had 72,637,313 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting EVgo’s performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “plan,” “objective,” “seek,” “grow,” “possible,” “potential,” “outlook,” “forecast,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in EVgo’s filings with the Securities and Exchange Commission (the “SEC”). Moreover, EVgo operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for EVgo to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements EVgo may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:

●	changes adversely affecting EVgo’s business;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or further disruptions in the capital and credit markets;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	competition from existing and new competitors;
●	the growth of the electric vehicle (“EV”) market;
●	EVgo’s ability to expand into new service markets, grow its customer base and manage its operations;
●	EVgo’s ability to develop new features and functionality that meet market needs and achieve market acceptance;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third-party contractors to provide various services and hardware;
●	EVgo’s ability to obtain additional capital on commercially reasonable terms;
●	supply chain disruptions, inflation and other increases in expenses, including due to the continued impact of the COVID-19 pandemic;
●	safety and environmental requirements that may subject EVgo to unanticipated liabilities;
●	any current, pending or future legislation, regulators or policies that could impact EVgo’s business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs;
●	partnerships with commercial or public-entity property owners, landlords and/or tenants (collectively “Site Hosts”), original equipment manufacturers (“OEMs”), fleet operators and suppliers;
●	EVgo’s ability to maintain, protect and enhance EVgo’s intellectual property;
●	general economic or political conditions, including the armed conflict in Ukraine, the impact of the COVID-19 pandemic and continued inflation and the associated changes in monetary policy; and

●	other factors detailed under the section entitled “Risk Factors” in EVgo’s periodic filings with the SEC.

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

“GWh” means gigawatt hour, a unit of energy that represents one billion watt-hours and is equal to one million kilowatt-hours.

“Initial Public Offering” means CRIS’s initial public offering of units consummated on October 2, 2020.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.

“kWh” means kilowatt-hour.

“LS Power” means LS Power Equity Partners IV, L.P. and its affiliates, unless the context otherwise requires.

“OEM” means original equipment manufacturer.

“PlugShare” means PlugShare LLC, a California limited liability company.

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

USE OF TRADEMARKS

This Quarterly Report may include trademarks, trade names, and service marks owned by EVgo. EVgo’s trademarks include EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, EVgo Optima™, Pay with PlugShare™, PlugShare®, and PlugShare® Premium™. EVgo’s trademarks are either registered or have been used as common law trademarks by EVgo. This Quarterly Report may contain additional trademarks, trade names, and service marks of others, which are, to EVgo’s knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Quarterly Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that EVgo will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. EVgo does not intend its use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of EVgo by, such other parties.

AVAILABLE INFORMATION

As soon as reasonably practicable after they are filed electronically with the SEC, EVgo’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on EVgo’s website, investors.evgo.com, which EVgo also uses to announce material information to the public. EVgo is providing the address to EVgo’s website solely for the information of investors. EVgo does not intend the address to be an active link or to otherwise incorporate the contents of the website into this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2023	December 31,
(in thousands)	(unaudited)	2022
Assets
Current assets
Cash, cash equivalents and restricted cash	$163,512	$246,193
Accounts receivable, net of allowance of $782 and $687 as of March 31, 2023 and December 31, 2022, respectively	29,263	11,075
Accounts receivable, capital-build	9,418	8,011
Prepaid expenses	4,077	4,953
Other current assets	10,501	5,252
Total current assets	216,771	275,484
Property, equipment and software, net	367,195	308,112
Operating lease right-of-use assets	54,670	51,856
Restricted cash	300	300
Other assets	2,137	2,308
Intangible assets, net	57,708	60,612
Goodwill	31,052	31,052
Total assets	$729,833	$729,724

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$18,640	$9,128
Accrued liabilities	40,126	39,233
Operating lease liabilities, current	5,590	4,958
Deferred revenue, current	24,529	16,023
Customer deposits	12,833	17,867
Other current liabilities	415	136
Total current liabilities	102,133	87,345
Operating lease liabilities, noncurrent	48,234	45,689
Earnout liability, at fair value	3,793	1,730
Asset retirement obligations	17,371	15,473
Capital-build liability	28,152	26,157
Deferred revenue, noncurrent	37,175	23,900
Warrant liabilities, at fair value	18,684	12,304
Total liabilities	$255,542	$212,598

Commitments and contingencies (Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	March 31,
	2023	December 31,
(in thousands, except share data)	(unaudited)	2022
Redeemable noncontrolling interest	$1,525,282	$875,226

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 71,403,860 and 70,247,726 shares outstanding (excluding 718,750 shares subject to possible forfeiture) as of March 31, 2023 and December 31, 2022, respectively	7	7
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 195,800,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	20	20
Additional paid-in capital	—	17,533
Accumulated deficit	(1,051,018)	(375,660)
Total stockholders’ deficit	(1,050,991)	(358,100)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$729,833	$729,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
Revenue	$25,300	$7,700

Cost of revenue	18,917	4,846
Depreciation, net of capital-build amortization	6,342	3,454
Cost of sales	25,259	8,300
Gross profit (loss)	41	(600)

General and administrative expenses	37,889	25,428
Depreciation, amortization and accretion	4,784	3,887
Total operating expenses	42,673	29,315
Operating loss	(42,632)	(29,915)

Interest income	1,998	55
Other income (expense), net	1	(263)
Change in fair value of earnout liability	(2,063)	(2,264)
Change in fair value of warrant liabilities	(6,380)	(22,874)
Total other expense, net	(6,444)	(25,346)
Loss before income tax expense	(49,076)	(55,261)
Income tax expense	(5)	(5)
Net loss	(49,081)	(55,266)
Less: net loss attributable to redeemable noncontrolling interest	(36,005)	(40,867)
Net loss attributable to Class A common stockholders	$(13,076)	$(14,399)

Net loss per share to Class A common stockholders, basic and diluted	$(0.18)	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	70,248	$7	195,800	$20	$17,533	$(375,660)	$(358,100)
Share-based compensation	—	—	—	—	5,797	—	5,797
Issuance of stock under share-based compensation plans	1,156	0	—	—	0	—	—
Net loss[1]	—	—	—	—	—	(13,076)	(13,076)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(23,330)	(662,282)	(685,612)
Balance, March 31, 2023	71,404	$7	195,800	$20	$—	$(1,051,018)	$(1,050,991)

Balance, December 31, 2021	68,021	$7	195,800	$20	$—	$(1,358,358)	$(1,358,331)
Share-based compensation	—	—	—	—	2,999	—	2,999
Warrants exercised	—	—	—	—	2	—	2
Release of warrant liability	—	—	—	—	0	—	0
Issuance of stock under share-based compensation plans	248	0	—	—	0	—	—
Net loss[2]	—	—	—	—	—	(14,399)	(14,399)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(3,001)	(609,095)	(612,096)
Balance, March 31, 2022	68,269	$7	195,800	$20	$—	$(1,981,852)	$(1,981,825)

1 Excludes $36.0 million of net loss attributable to redeemable noncontrolling interest.

2 Excludes $40.9 million of net income attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(49,081)	$(55,266)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	11,126	7,341
Net loss on disposal of property and equipment and impairment expense	3,460	1,010
Share-based compensation	6,427	3,506
Change in fair value of earnout liability	2,063	2,264
Change in fair value of warrant liabilities	6,380	22,874
Other	—	288
Changes in operating assets and liabilities
Accounts receivable, net	(18,188)	(257)
Receivables from related parties	—	1,499
Prepaid expenses and other current and noncurrent assets	(4,415)	3,538
Operating lease assets and liabilities, net	365	(2,135)
Accounts payable	6,493	154
Payables to related parties	—	25
Accrued liabilities	(799)	(2,596)
Deferred revenue	21,781	(561)
Customer deposits	(5,034)	(862)
Other current and noncurrent liabilities	79	(653)
Net cash used in operating activities	(19,343)	(19,831)
Cash flows from investing activities
Purchases of property, equipment and software	(65,246)	(28,274)
Proceeds from insurance for property losses	—	202
Net cash used in investing activities	(65,246)	(28,072)
Cash flows from financing activities
Proceeds from capital-build funding	2,216	4,099
Proceeds from exercise of warrants	—	2
Payments of issuance costs and deferred transaction costs	(308)	—
Net cash provided by financing activities	1,908	4,101
Net decrease in cash, cash equivalents and restricted cash	(82,681)	(43,802)
Cash, cash equivalents and restricted cash, beginning of period	246,493	485,181
Cash, cash equivalents and restricted cash, end of period	$163,812	$441,379

Supplemental disclosure of noncash investing and financing activities
Fair value adjustment to redeemable noncontrolling interest	$685,612	$612,096
Purchases of property and equipment in accounts payable and accrued liabilities	$26,840	$24,454
Non-cash increase in accounts receivable, capital-build, and capital-build liability	$3,624	$2,380
Non-cash increase in asset retirement obligations	$1,377	$1,001
Accrued transaction costs	$—	$182

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

On July 1, 2021 (the “CRIS Close Date”), the Company consummated the business combination (the “CRIS Business Combination”) with CRIS, CRIS Thunder Merger LLC (“Thunder Sub”), EVgo Holdings, EVgo Holdco and EVgo OpCo, LLC (“EVgo OpCo” and together with EVgo Holdings and EVgo Holdco, the “EVgo Parties”) pursuant to the business combination agreement dated January 21, 2021 (the “Business Combination Agreement”). Following the CRIS Close Date, the combined company is organized in an “Up-C” structure in which the business of EVgo Holdco and its subsidiaries is held by EVgo OpCo and continues to operate through the subsidiaries of EVgo Holdco and in which the Company’s only direct assets consist of equity interests in Thunder Sub, which, in turn, holds only common units in EVgo OpCo (“EVgo OpCo Units”).

As of March 31, 2023, the Company, through Thunder Sub, owned 26.8% of the EVgo OpCo Units. As the sole managing member of EVgo OpCo, Thunder Sub operates and controls all of the business and affairs of EVgo OpCo and through EVgo OpCo and its subsidiaries, conducts its business. As a result, beginning on July 1, 2021 (the CRIS Close Date), the Company consolidated the financial results of EVgo OpCo and recorded a redeemable noncontrolling interest in its consolidated financial statements to reflect the EVgo OpCo Units that are owned by EVgo Holdings after the CRIS Close Date. As of March 31, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing 73.2% of the total outstanding EVgo OpCo Units and an equal number of shares of the Company’s Class B common stock.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and are presented in accordance with GAAP for interim financial information, as set by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation. These condensed consolidated financial statements include all adjustments considered necessary, in the opinion of management, for a fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of stockholders’ deficit and condensed consolidated statements of cash flows for the periods presented.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

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

Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of EVgo’s condensed consolidated financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, variable consideration estimates and stand-alone selling prices for performance obligations for revenue, depreciable lives of property and equipment and intangible assets, costs associated with asset retirement obligations, the fair value of operating lease right-of-use assets and liabilities, reporting units used in goodwill impairment tests, share-based compensation, earnout liability, and warrant liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively.

Concentration of Business and Credit Risk

The Company maintains its cash accounts in commercial banks. Cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, a portion of deposit balances may be in excess of federal insurance limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on its cash balances. The Company mitigates its risk with respect to cash by maintaining its deposits at high-quality financial institutions and monitoring the credit ratings of those institutions.

The Company had two customers that collectively comprised 57.6% of the Company’s total net accounts receivable as of March 31, 2023. The Company had one customer that comprised 20.5% of the Company’s total net accounts receivable as of December 31, 2022. For the three months ended March 31, 2023, two customers collectively represented 51.4% of revenue. For the three months ended March 31, 2022, two customers collectively represented 28.6% of revenue.

For the three months ended March 31, 2023 and 2022, EVgo had one and four vendors, respectively, that provided more than 10% of EVgo’s total charging equipment. For each of the three months ended March 31, 2023 and 2022, the percentage of EVgo’s total charging equipment provided by these vendors collectively was 84.3%.

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

The Company had unused letters of credit, which were collateralized with cash, classified as restricted cash on the Company’s condensed consolidated balance sheets, of $0.7 million as of March 31, 2023 and December 31, 2022, associated with the construction of its charging stations and in connection with one of its operating leases.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Other accounts receivable of $1.2 million and $1.3 million were included in accounts receivable, net, on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Newly Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), as if it had originated the contracts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of the standard will impact future business combinations and require the Company to measure acquired contract assets and liabilities in accordance with ASC 606. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption. The Company adopted ASU 2021-08 prospectively on January 1, 2023. The adoption of this standard did not have any impact on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The amendments in ASC 326 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 326. For public companies that are considered “smaller reporting companies” as defined by the SEC, ASC 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASC 326 prospectively as of January 1, 2023. The adoption of this standard did not materially impact the Company’s condensed consolidated results of operations or financial position.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), as amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of March 31, 2023, the Company has not adopted any expedients and exceptions under ASU 2020-04. The Company will continue to evaluate the impact of ASU 2020-04 on its condensed consolidated financial statements.

Note 3 – Revenue Recognition

The table below presents a disaggregation of EVgo’s revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Charging revenue, retail	$6,615	$3,502
Charging revenue, commercial	1,715	709
Charging revenue, OEM	552	151
Regulatory credit sales	1,215	1,378
Network revenue, OEM	2,699	490
eXtend revenue	10,292	80
Ancillary revenue	2,212	1,390
Total revenue	$25,300	$7,700

The following table provides information about contract assets and liabilities from contracts with customers as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,	Change
(dollars in thousands)	2023	2022	$	%
Contract assets	$—	$2,861	$(2,861)	(100)%
Contract liabilities	$74,537	$57,790	$16,747	29%

There were no contract assets as of March 31, 2023 compared to $2.9 million as of December 31, 2022 which was driven by the difference between the timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. Contract liabilities as of March 31, 2023 increased $16.7 million, or 29%, to $74.5 million compared to $57.8 million as of December 31, 2022 due to receipt of cash payments partially offset by the satisfaction of performance obligations.

The following table provides the activity for the contract liabilities recognized during the three months ended March 31, 2023:

(in thousands)
Balance as of December 31, 2022	$57,790
Additions	27,471
Recognized in revenue	(10,654)
Marketing activities recognized on a net basis	(70)
Balance as of March 31, 2023	$74,537

Revenues for the three months ended March 31, 2023 and 2022 include the following:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Amounts included in the beginning of period contract liability balance	$4,000	$1,202
Amounts associated with performance obligations satisfied in previous periods	$25	$5

It is anticipated that deferred revenue as of March 31, 2023 will be recognized for the following periods ending December 31, as follows:

(in thousands)
2023	$18,978
2024	10,636
2025	14,371
2026	7,164
$51,149

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligations is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of March 31, 2023 and December 31, 2022, there was $10.6 million and $8.7 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

Note 4 – Lease Accounting

Lessee Accounting

The Company has entered into agreements with Site Hosts, which allow the Company to operate charging stations on the Site Hosts’ property. Additionally, the Company leases offices, off-site charging hubs, a warehouse and laboratory space under agreements with third-party landlords. The agreements with the Site Hosts and landlords are deemed to be operating leases. Original lease terms generally range from one to 15 years and generally leases contain renewal options that can extend the term for up to an additional five years. The Company has not entered into any finance leases.

The Company has estimated operating lease commitments of $49.2 million for leases where the Company has not yet taken possession of the underlying asset as of March 31, 2023. As such, the related operating lease right-of-use assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of March 31, 2023.

For the three months ended March 31, 2023 and 2022, the Company’s lease costs consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Operating lease costs
Cost of sales	$1,319	$361
General and administrative expenses	1,219	673
Variable lease costs
Cost of sales	39	90
General and administrative expenses	36	21
Short-term lease costs	33	12
	$2,646	$1,157

As of March 31, 2023, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2023	$7,386
2024	9,685
2025	8,798
2026	8,305
2027	7,667
Thereafter	38,613
Total undiscounted operating lease payments	80,454
Less: imputed interest	(26,630)
Total discounted operating lease liabilities	$53,824

Other supplemental and cash flow information, for the three months ended March 31, 2023 and 2022, consisted of the following:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Weighted-average remaining lease term (in years)	8.9	7.6
Weighted-average discount rate	9.16%	5.71%
Cash paid for amounts included in measurement of operating lease liabilities	$1,849	$910
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,409	$5,008

Lessor Accounting

The Company leases charging equipment, charging stations and other technical installations and subleases properties leased from Site Hosts to third parties under operating leases where EVgo is the lessor. Initial lease terms are generally one to five years with renewal options. Since the leasing arrangements the Company enters into with lessees are operating leases, the underlying asset is carried at its carrying value as owned and operated systems within property, equipment and software, net, or included in operating lease right-of-use assets on the condensed consolidated balance sheets.

For the three months ended March 31, 2023 and 2022, the Company’s lease income consisted of the following components:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Operating lease income:
Fixed lease income	$458	$261
Sublease income	267	170
Total lease income	$725	$431

As of March 31, 2023, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2023	$1,971
2024	1,618
2025	663
2026	242
$4,494

The components of charging equipment, charging stations, land, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, and operating lease right-of-use-assets were as follows as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022
Charging station equipment and construction costs	$3,558	$3,557
Land and building	10,507	10,507
Less: accumulated depreciation	(1,094)	(980)
Property, equipment and software, net	$12,971	$13,084

Operating lease right-of-use assets	$5,357	$5,554

Note 5 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022
Charging station installation costs	$138,764	$121,820
Construction in process	120,011	104,395
Charging station equipment	92,068	79,031
Charging equipment	42,610	20,596
Land and building	15,932	15,932
Software	14,590	14,289
Office equipment, vehicles and other	1,769	1,647
Total property, equipment and software	425,744	357,710
Less accumulated depreciation and amortization	(58,549)	(49,598)
Property, equipment and software, net	$367,195	$308,112

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cost of sales
Depreciation of property and equipment	$7,971	$4,618
Amortization of capital-build liability	(1,629)	(1,164)
General and administrative expenses
Depreciation of property and equipment	126	63
Amortization of software	1,215	461
Impairment expense	3,433	534
Loss on disposal of property and equipment, net of insurance recoveries	27	274
	$11,143	$4,786

Note 6 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of March 31, 2023:

	March 31, 2023
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(11,100)	$30,400	8.8 years
Customer relationships	19,000	(13,112)	5,888	1.5 years
Developed technology	14,000	(2,905)	11,095	11.3 years
User base	11,000	(4,746)	6,254	2.3 years
Trade name	5,000	(929)	4,071	13.3 years
	$90,500	$(32,792)	$57,708

Amortization of intangible assets was $2.9 million for each of the three months ended March 31, 2023 and 2022.

Note 7 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity for the three months ended March 31, 2023 was as follows:

(in thousands)
Balance as of December 31, 2022	$15,473
Liabilities incurred	1,391
Accretion expense	539
Change in estimate	(14)
Liabilities settled	(18)
Balance as of March 31, 2023	$17,371

Note 8 – Commitments and Contingencies

Pilot Infrastructure Agreement

On July 5, 2022, EVgo entered into a charging infrastructure agreement (the “Pilot Infrastructure Agreement”) and an operations and maintenance agreement (the “Pilot O&M”) with Pilot Travel Centers LLC (the “Pilot Company”) and General Motors LLC (“GM”) to build, operate, and maintain up to 2,000 stalls served by DC chargers that the Pilot Company will own. The stalls will be located at the Pilot Company sites across the U.S.

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain construction milestones measured by the number of sites commissioned, and the Pilot Company is required to make certain payments each month based on completion of pre-engineering and development work, the progress of construction at each site and for each charger procured by EVgo. Subject to extensions of time for specified excusable events, if EVgo is unable to meet its commissioning obligations, the Pilot Company will be entitled to liquidated damages calculated per day, subject to a cap of $30,000 at each site. The Pilot Infrastructure Agreement contains various provisions that may permit or cause early termination, including the Pilot Company’s right to terminate after 1,000 stalls have been completed, the inability of EVgo to secure certain chargers and a material increase in the price of chargers due to a change in law. If the Pilot Company elects to terminate the Pilot Infrastructure Agreement after 1,000 stalls have been completed, the Pilot Company must pay EVgo a termination fee per stall for those not built; such fee varies based on the number of stalls already built. If EVgo is wholly or partially unable to perform its obligations under the Pilot Infrastructure Agreement due to certain circumstances outside its control, including delays by permitting authorities and utilities or certain force majeure events, such inability will not be considered a breach or default under the Pilot Infrastructure Agreement.

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

General Motors Agreement

On July 20, 2020, EVgo entered into a five-year contract with GM (as amended from time to time, the “GM Agreement”) to build fast charger stalls that EVgo will own and operate as part of the Company’s public network. The GM Agreement has been amended several times to expand the overall number of charger stalls to be installed from 2,750 to 3,250, adjust charger stall installation targets, extend the completion deadline to March 31, 2026, and provide for a payment of $7,000,000 in December 2022 in exchange for EVgo’s agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and maintain a specified uptime percentage (described below) over the term of the agreement. Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on charger stalls installed.

Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by March 31, 2026, 44% of which are required to be installed by December 31, 2023. Meeting these milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 95% across the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers. The contract is accounted for under ASC 606, which includes performance obligations related to reservations, memberships, and branding. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

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

If EVgo does not meet its charger stall-installation milestone in any period, GM will have the right, if it so chooses, to send EVgo a charger stall count breach notice, which would trigger a cure period. It is possible that EVgo will not meet the charger stall-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection including delays associated with the COVID-19 pandemic, as well as industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and landowners, and supply chain issues.

Nissan Agreements

EVgo executed an agreement with Nissan North America, Inc. (“Nissan”) in June 2019 (the “Nissan Agreement”), that provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. The Nissan Agreement has been amended several times, including most recently in the fourth quarter of 2022 (the “Nissan Amendment”) to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan Agreement, EVgo is obligated to spend a specified amount annually on joint-marketing activities that are mutually agreed-upon with Nissan. Under the charging credit program provisions in the Nissan Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. In the event a participant does not use the entire amount of the allocated charging credit or if the annual charging credit pool is not exhausted within a specific period, a portion of the remaining dollar value of such credit rolls over to subsequent periods, and a portion is retained by the Company. For Nissan EV purchasers or lessees receiving unlimited charging, the Company receives an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan Agreement requires the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). If the Company fails to meet its Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, which could result in an adjustment to the consideration received by the Company under the Nissan Agreement. EVgo and Nissan previously agreed to amend the Nissan Agreement to extend the installation deadlines under the Build Schedule by up to 12 months, and Nissan has waived penalties for installation delays relating to program year one. The contract is accounted for under ASC 606, which includes performance obligations related to memberships, charging credits and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

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

Nissan has the right to terminate the Nissan Agreement, without penalty or obligation of any kind, upon 30 days’ written notice if it is unable to secure funding to make payments required under the Nissan Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. Nissan has fulfilled its annual payment obligations under the Nissan Agreement.

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

Purchase Commitments

As of March 31, 2023, EVgo had $66.0 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, all of which were short-term. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders.

Note 9 – Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of March 31, 2023 and December 31, 2022:

	March 31,		December 31,
	2023		2022
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$125,125	1	$150,125
Liabilities
Earnout liability	3	$3,793	3	$1,730
Warrant liability – Public Warrants	1	15,399	1	10,164
Warrant liability – Private Placement Warrants	3	3,285	2	2,140
Total liabilities		$22,477		$14,034

The earnout liability was valued using a Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability are as follows:

March 31,
2023
Stock price	$7.79
Risk-free interest rate	3.75%
Expected term (in years)	2.5
Expected volatility	100%
Dividend rate	—%

The warrants are accounted for as liabilities in accordance with ASC 815, Derivatives and Hedging, and are presented as warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations. The close price of the Public Warrants was used as its fair value as of each relevant date.

As of March 31, 2023, the Private Placement Warrants were valued using a Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. As of December 31, 2022, the fair value of the Private Placement Warrants was measured by reference to the trading price of the Public Warrants, which is considered a Level 2 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability are as follows:

March 31,
2023
Stock price	$7.79
Risk-free interest rate	3.78%
Expected term (in years)	3.3
Expected volatility	33%
Dividend rate	—%
Exercise price	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023:

	Private
	Placement
	Warrant	Earnout
(in thousands)	Liability	Liability
Fair value as of December 31, 2022	$—	$1,730
Change in fair value of liability	—	2,063
Transfers into Level 3	3,285	—
Fair value as of March 31, 2023	$3,285	$3,793

There were no other transfers between levels of the fair value hierarchy for the three months ended March 31, 2023.

The carrying values of certain accounts such as accounts receivable, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets.  There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2023 or December 31, 2022.

Note 10 – Income Taxes

The Company’s provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. All income (loss) before income taxes is generated in the U.S. For the three months ended March 31, 2023 and 2022, the Company’s provision for income taxes and effective tax rates were de minimis primarily due to the Company’s full valuation allowance on its deferred tax assets and a significant portion of income (loss) being allocated to a nontaxable partnership. Prior to July 1, 2021, the Company was not a taxable entity for U.S. federal income tax purposes or for any of the states in which the Company operated. On July 1, 2021, pursuant to the CRIS Business Combination, the Company became a taxable entity for U.S. federal income tax purposes and for all of the states in which the Company operates.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of March 31, 2023 and December 31, 2022.

The Company files income tax returns in the U.S. at the federal level and in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

Note 11 – Tax Receivable Agreement

In connection with the CRIS Business Combination, EVgo entered into a tax receivable agreement (the “Tax Receivable Agreement”) with EVgo Holdings (along with permitted assigns, the “TRA Holders”) and LS Power Equity Advisors, LLC, as agent. The Tax Receivable Agreement generally provides for payment by the Company , Thunder Sub or any of their subsidiaries (other than EVgo OpCo and its subsidiaries) (“Company Group”) to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes or is deemed to realize in certain circumstances after the CRIS Business Combination as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of the TRA Holders’ EVgo OpCo Units pursuant to the CRIS Business Combination or the exercise of the redemption or Call Rights set forth in the EVgo OpCo A&R LLC Agreement and (ii) imputed interest deemed to be paid by the Company Group as a result of, and additional tax basis arising from, any payments the Company Group makes under the Tax Receivable Agreement. The Company Group will retain the benefit of any remaining net cash savings. If the Company Group elects to terminate the Tax Receivable Agreement early (or it is terminated early due to the Company Group’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), the Company Group is required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement and (ii) that any EVgo OpCo Units (other than those held by the Company Group) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date).

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. As of March 31, 2023, no transactions have occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 12 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
Numerator
Net loss	$(49,081)	$(55,266)
Less: net loss attributable to redeemable noncontrolling interest	(36,005)	(40,867)
Net loss attributable to Class A common stockholders	(13,076)	(14,399)
Less: net loss attributable to participating securities	(131)	(151)
Net loss attributable to Class A common stockholders, basic and diluted	$(12,945)	$(14,248)

Denominator
Weighted average common stock outstanding	71,713	68,742
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)
Weighted average common stock outstanding, basic and diluted	70,994	68,023

Net loss per share – basic and diluted	$(0.18)	$(0.21)

The Company’s potentially dilutive securities consist of the Company’s Public Warrants, Private Placement Warrants, restricted stock units (“RSUs”), stock options and unvested Earnout Shares. For the periods in which net loss per share is presented, the Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common stockholders since their impact would have been antidilutive:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	7,237	1,781
Stock options	473	—
	25,808	19,879

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted net loss per share since their vesting threshold (i.e., the $15.00 Triggering Event) had not yet been met as of March 31, 2023 and 2022.

Note 13 – Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cost of sales	$22	$11
General and administrative expenses	6,405	3,495
Total share-based compensation expense	$6,427	$3,506

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, stockholders approved the Board of Directors-approved 2021 Long Term Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of March 31, 2023, there were 24,407,475 shares of Class A common stock available for grant.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Shares Underlying		Weighted Average	Aggregate
	Options	Weighted Average	Remaining	Intrinsic Value
	(in 000's)	Exercise Price	Contractual Life	(in 000's)
Outstanding as of December 31, 2022	375	$12.86	9.2 years	$—
Granted	98	$6.13
Outstanding as of March 31, 2023	473	$11.47	9.2 years	$162
Outstanding and exercisable as of March 31, 2023	125	$12.86	9.0 years	$—

As of March 31, 2023, the Company’s unrecognized share-based compensation expense related to stock options was approximately $1.6 million, which is expected to be recognized over a period of 1.5 years. No stock options were exercised during the three months ended March 31, 2023.

The fair value of the stock options granted during the three months ended March 31, 2023 was computed using Black-Scholes option-pricing model using the following key assumptions:

Risk-free interest rate	3.5%
Dividend yield	—%
Expected volatility	79%
Expected life (in years)	5.7

Restricted Stock Units

The table below represents the Company’s RSU activity under the 2021 Incentive Plan during the three months ended March 31, 2023:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Unvested as of December 31, 2022	3,930	$10.85
Granted	4,706	$5.77
Vested	(1,156)	$11.57
Forfeited	(243)	$8.90
Unvested as of March 31, 2023	7,237	$7.50
Vested but not released	491	$10.83
Outstanding as of March 31, 2023	7,728	$7.71

The total fair value of RSUs vested during the three months ended March 31, 2023 was $7.7 million. As of March 31, 2023, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $39.3 million, which is expected to be recognized over a period of 1.7 years.

EVgo Management Holdings, LLC Incentive Units

Following the Holdco Merger and prior to the CRIS Business Combination, all employees of EVgo Services received share-based compensation in the form of units in EVgo Management Holdings, LLC (“EVgo Management”) that track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). Of each individual grant of Incentive Units, 65% of the grant was designated as time vesting (the “Time Vesting Incentive Units”) and the remaining portion (35% of the grant) was designated as sale vesting (the “Sale Vesting Incentive Units”). The Time Vesting Incentive Units vest annually and equally over a period of four years from the date of grant. Sale Vesting Incentive Units vest based upon the achievement of certain trigger events relating to the sale of EVgo Holdings. Presented below is a summary of the activity of the Company’s Incentive Units during the three months ended March 31, 2023:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Outstanding as of December 31, 2022	471	$18.68
Vested	(108)	$17.29
Forfeited	(12)	$17.64
Outstanding as of March 31, 2023	351	$19.13

As of March 31, 2023, the Company’s unrecognized share-based compensation expense related to unvested Incentive Units was approximately $6.4 million, which is expected to be recognized over a period of 1.4 years.

Liability-Classified Awards

In February 2023, the Company’s Board of Directors approved grants of $4.4 million in stock options underlying shares of Class A common stock to certain employees. The number of options subject to the grants was to be determined based on the Black-Scholes value of the Company’s common stock on the trading day period prior to the award date. The awards were accounted for as liability-classified awards as of March 31, 2023 and compensation expense for the three months ended March 31, 2023 was recognized using the accelerated attribution method over the service period. As of March 31, 2023, the Company had $4.2 million of unrecognized costs related to unvested liability-classified awards which were expected to be recognized over a weighted average period of 1.9 years. In April 2023, the number of shares became fixed on the award date and the Company accordingly reclassified these awards as equity-classified awards on the award date.

Note 14 – Redeemable Noncontrolling Interest

As of March 31, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a 73.3% economic ownership interest in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and a corresponding number of shares of Class B common stock, representing a 73.2% voting interest in the Company.

The table below presents the reconciliation of changes in redeemable noncontrolling interest for the three months ended March 31, 2023:

(in thousands)
Balance as of December 31, 2022	$875,226
Net loss attributable to redeemable noncontrolling interest for the period	(36,005)
Equity-based compensation attributable to redeemable noncontrolling interest during the period	449
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	685,612
Balance as of March 31, 2023	$1,525,282

Note 15 – Subsequent Events

Issuance of Common Stock

As previously announced, on November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). In April 2023, EVgo sold 889,340 shares of Class A common stock pursuant to the ATM Program, with aggregate gross proceeds of $5.8 million. After deducting commissions of $0.1 million, the Company received net proceeds of approximately $5.7 million.

1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of EVgo’s consolidated results of operations and financial condition. The discussion should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and related notes thereto as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report, and the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2022 and 2021 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report. Factors which could cause such differences are discussed therein.

Overview

EVgo is a key leader in charging solutions, building and operating the infrastructure and tools to expedite the mass adoption of EVs for individual drivers, rideshare and commercial fleets, and businesses. Since 2019 EVgo has purchased renewable energy certificates to match the electricity that powers its network.

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

Specifically, revenue is earned through the following streams:

●	Charging Revenue, Retail: EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge as members (with monthly fees and reduced per-minute or kWh pricing) through a subscription service, or as non-members. Drivers can locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system or third-party databases that license charger-location information from EVgo. EVgo generally installs its chargers in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide EV charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, hotels, offices, medical complexes, airports and convenience stores. EVgo believes its offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view EV charging capabilities as essential to attract tenants, employees, customers and visitors, and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through EVgo’s owner and/or operator model, as EVgo is responsible for the installation and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn additional revenue from license payments made by the Company in exchange for use of the site. EVgo also incorporates flexible ownership models through EVgo eXtend, through which certain Site Hosts can invest in and build EV charging stations that the Site Host owns and EVgo operates.
●	Charging Revenue, Commercial: High volume fleet customers, such as transportation network companies or delivery services, can access EVgo’s charging infrastructure through EVgo’s public network. Pricing for charging services is most often negotiated directly between EVgo and the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. Access to EVgo’s public network allows fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals without needing to directly invest capital in charging infrastructure or incur operating costs associated with charging equipment.

●	Charging Revenue, OEM: EVgo is a key leader in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network, to expand EVgo’s network of owned DCFCs and to provide other related services. Other related services currently provided to OEMs by EVgo include co-marketing, data services and digital application services. EVgo views its OEM relationships as a core customer acquisition channel.

In addition to offering access to its public network, EVgo offers dedicated charging solutions to fleets. As part of this offering, EVgo typically builds, owns and operates charging infrastructure for the exclusive use of a dedicated customer and is currently offering flexible ownership models, such as its charging as a service (“ChaaS”) offering. EVgo’s dedicated and ChaaS offerings provide a value proposition for fleets who might otherwise feel compelled to procure, install and manage their own electric vehicle supply equipment. EVgo offers a variety of pricing models for its dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments to EVgo for provision of its services. ChaaS and dedicated charging allow for tailored fleet charging solutions without requiring fleets to directly incur capital expenditures or operating and management costs related to charging EVs. Together, EVgo’s dedicated charging solutions and public fleet charging services provide fleets with a more robust and flexible charging solution.

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

However, the impact of the Inflation Reduction Act and other government EV initiatives, including regulatory requirements and restrictions that may impact the ability of EVgo and its competitors to take advantage of such initiatives, cannot be known with any certainty at this time, and EVgo may not reap any or all of the expected benefits of the Inflation Reduction Act or the Bipartisan Infrastructure Law. For example, federal guidance on Buy America requirements (effective as of March 23, 2023) applicable to the National Electric Vehicle Infrastructure (“NEVI”) Program, which was established by the Bipartisan Infrastructure Law, requires immediate domestic assembly and U.S. steel requirements for chargers to qualify for funding under the NEVI program, with higher domestic content percentages required in 2024. EVgo’s suppliers may experience delays in bringing their U.S. facilities online, and EVgo may be unable to source Buy

America-compliant chargers in time to take advantage of early NEVI funding opportunities or only at increased costs. EVgo may be at a disadvantage to competitors that have already implemented domestic assembly and content standards into their supply chain. EVgo’s customers may request delays or adjustments to their build-out plans in order to accommodate these added Buy America requirements, which could result in delays in receipt of revenue from customers.

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

Such purported uncertainty was eliminated on February 21, 2023, when, following a hearing on EVgo’s petition, the Court of Chancery issued an order validating each of the corporate acts described above, effective as of the time each such act was originally taken, notwithstanding any failures of authorization or potential failures of authorization described in, or resulting from the matters described in, the petition.

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

Interest Income

Interest income consists primarily of interest earned on cash and cash equivalents.

Other Income (Expense), Net

Other income (expense), net, consists primarily of unrealized gains and losses on marketable securities.

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

	March 31,
	2023	2022
Network throughput (GWh) for the three months ended	17.9	8.0
Number of DC stalls on EVgo network as of	2,352	1,772

Receipts

EVgo defines Receipts as total revenue plus change in deferred revenue over the same period. Pursuant to the term of certain OEM contracts, EVgo is paid well in advance of when revenue can be recognized according to ASC Topic 606; usually, the payment is tied to the number of stalls that commence operations under the applicable contract arrangement. EVgo believes that its Receipts metric provides investors valuable insight into cash that has been generated from EVgo’s customers and EVgo’s periodic performance. EVgo uses Receipts to monitor and measure EVgo’s commercial performance, liquidity and growth as EVgo’s OEM customers pay EVgo in advance for placing stalls in operation and then EVgo recognizes a portion of the related revenue over time.

The following table presents the calculation of Receipts for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
GAAP revenue[1]	$25,300	$7,700
GAAP changes in deferred revenue[2]	21,781	(561)
Total Receipts	$47,081	$7,139

Year-over-year percentage change in total Receipts	559%

1 As presented in the condensed consolidated statements of operations.

2 As presented in the condensed consolidated statements of cash flows.

Factors Affecting EVgo’s Operating Results

EVgo believes its performance and future success depend on a number of factors, including those discussed below and in “Part II, Item 1A., Risk Factors.”

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

Electrification of Fleets

EVgo faces competition in the emerging fleet electrification segment, including from certain fleet customers who may opt to install and own charging equipment on their property; however, EVgo believes its unique set of offerings to fleets and its existing charging network position EVgo advantageously to win business from fleets. Fleet owners are generally more sensitive to the total cost of ownership of a vehicle than private-vehicle owners. As such, electrification of vehicle fleets may occur more slowly or more rapidly than management forecasts based on the cost to purchase, operate and maintain EVs and the general availability of such vehicles relative to those of internal combustion engine vehicles. The ability of EVgo and its competitors’ to offer competitive charging services and value-added ancillary services may impact the pace at which fleets electrify and may impact EVgo’s ability to capture market share in fleets. Additionally, federal, state and local government support and regulations directed at fleets (or lack thereof) may accelerate or delay fleet electrification and increase or reduce EVgo’s business opportunity. EVgo’s management is currently monitoring several key rules that may encourage fleet electrification, including California’s Advanced Clean Truck rule and similar programs recently adopted by Massachusetts, New Jersey, New York, Oregon and Washington and the implementation of California’s Clean Miles Standard, as well as similar proposals in other zero emission vehicle states and potential action at the federal level.

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

Results of Operations

The table below presents EVgo’s results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Total revenue	$25,300	$7,700	$17,600	229%
Cost of revenue	(18,917)	(4,846)	(14,071)	290%
Depreciation, net of capital-build amortization	(6,342)	(3,454)	(2,888)	84%
Gross profit (loss)	41	(600)	641	107%
General and administrative expenses	37,889	25,428	12,461	49%
Depreciation, amortization and accretion	4,784	3,887	897	23%
Operating loss	(42,632)	(29,915)	(12,717)	(43)%
Interest income	1,998	55	1,943	*
Other income (expense), net	1	(263)	264	100%
Change in fair value of earnout liability	(2,063)	(2,264)	201	9%
Change in fair value of warrant liabilities	(6,380)	(22,874)	16,494	72%
Loss before income tax expense	(49,076)	(55,261)	6,185	11%
Income tax expense	(5)	(5)	—	—%
Net loss	(49,081)	(55,266)	6,185	11%
Less: net loss attributable to redeemable noncontrolling interest	(36,005)	(40,867)	4,862	12%
Net loss attributable to Class A common stockholders	$(13,076)	$(14,399)	$1,323	9%

Gross margin	0.2%	(7.8)%
Operating margin	(168.5)%	(388.5)%
Network throughput (GWh)	17.9	8.0
Number of DC stalls	2,352	1,772

*Percentage greater than 999% or not meaningful

The table below presents a disaggregation of EVgo’s revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Charging revenue, retail	$6,615	$3,502	$3,113	89%
Charging revenue, commercial	1,715	709	1,006	142%
Charging revenue, OEM	552	151	401	266%
Regulatory credit sales	1,215	1,378	(163)	(12)%
Network revenue, OEM	2,699	490	2,209	451%
eXtend revenue	10,292	80	10,212	*
Ancillary revenue	2,212	1,390	822	59%
Total revenue	$25,300	$7,700	$17,600	229%

*Percentage greater than 999% or not meaningful

Total revenue for the three months ended March 31, 2023 increased $17.6 million, or 229%, to $25.3 million compared to $7.7 million for the three months ended March 31, 2022. As further discussed below, the increase in revenue was primarily due to a $10.2 million increase in eXtend revenue, a $3.1 million increase in retail charging revenue resulting from increased throughput and subscription fees, a $2.2 million increase in network revenue, and a $1.0 million increase in commercial charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the three months ended March 31, 2023 increased $3.1 million, or 89%, to $6.6 million compared to $3.5 million for the three months ended March 31, 2022. Period-over-period growth was due to an overall increase in throughput and subscription fees driven primarily by increased charging volume and a growing number of customers.

Charging Revenue, Commercial. Charging revenue, commercial, for the three months ended March 31, 2023 increased $1.0 million, or 142%, to $1.7 million compared to $0.7 million for the three months ended March 31, 2022. Period-over-period growth was due to higher charging volumes by the Company’s public fleet customers and reclassification of pass-through electricity expense as revenue.

Charging Revenue, OEM. Charging revenue, OEM, for the three months ended March 31, 2023 increased $0.4 million, or 266%, to $0.6 million compared to $0.2 million for the three months ended March 31, 2022. Period-over-period growth was primarily due to the addition of a new OEM partner and higher vehicle sales by the Company’s OEM partners.

Regulatory Credit Sales. Regulatory credit sales for the three months ended March 31, 2023 decreased $0.2 million, or 12%, to $1.2 million compared to $1.4 million for the three months ended March 31, 2022. The period-over-period decrease was primarily due to accelerated LCFS recognition in the first quarter of 2022.

Network Revenue, OEM. Network revenue, OEM, for the three months ended March 31, 2023 increased $2.2 million, or 451%, to $2.7 million compared to $0.5 million the three months ended March 31, 2022 The period-over-period increase was due to increased breakage associated with prepaid charging credits and marketing activities.

eXtend Revenue. eXtend revenue for the three months ended March 31, 2023 increased $10.2 million to $10.3 million compared to $0.1 million for the three months ended March 31, 2022 primarily as a result of the new agreement that was executed in 2022 with the Pilot Company.

Ancillary Revenue. Ancillary revenue for the three months ended March 31, 2023 increased $0.8 million, or 59%, to $2.2 million compared to $1.4 million for the three months ended March 31, 2022. The increase was primarily due to increased equipment and project sales and higher advertising revenue.

Cost of Sales

Cost of Revenue. Cost of revenue for the three months ended March 31, 2023 increased $14.1 million, or 290%, to $18.9 million compared to $4.8 million for the three months ended March 31, 2022. The increase in cost of revenue was primarily due to an increase of $8.3 million in costs to support eXtend revenue, $2.9 million in increased energy and other variable costs resulting from increased throughput and $2.5 million in increased non-energy costs driven by increased stall count.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization for the three months ended March 31, 2023 increased $2.9 million, or 84%, to $6.3 million compared to $3.5 million for the three months ended March 31, 2022 due to growth in EVgo’s fixed asset base.

Gross Profit (Loss) and Gross Margin

Gross profit (loss) for the three months ended March 31, 2023 improved $0.6 million, or 107%, to close to break even compared to a gross loss of $0.6 million for the three months ended March 31, 2022. Gross margin for the three months ended March 31, 2023 improved to 0.2% compared to negative 7.8% for the three months ended March 31, 2022 primarily due to breakage revenue and, to a lesser extent, a significant increase in eXtend revenues which have higher gross margin than most of the Company’s other business lines.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2023 increased $12.5 million, or 49%, to $37.9 million compared to $25.4 million for the three months ended March 31, 2022. The increase was primarily driven by a $7.8 million increase in payroll expenses due to higher headcount and higher share-based compensation, a $2.9 million increase in impairment expense, and a $1.0 million increase in legal service and professional service expenses.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended March 31, 2023 increased $0.9 million, or 23%, to $4.8 million compared to $3.9 million for the three months ended March 31, 2023. The increase was primarily due to higher amortization related to software.

Operating Loss

During the three months ended March 31, 2023, EVgo had an operating loss of $42.6 million, an increase of $12.7 million, or 43%, compared to $29.9 million for the three months ended March 31, 2022. The increase in operating loss was driven primarily by an increase in general and administrative expenses. Operating margin for the three months ended March 31, 2023 was negative 168.5% compared to negative 388.5% for the three months ended March 31, 2022.

Interest Income

Interest income for the three months ended March 31, 2023 was $2.0 million. Interest income for the three months ended March 31, 2022 was de minimis. The increase was a result of higher interest earned on cash and cash equivalents held in a high interest rate account by the Company during the three months ended March 31, 2023 compared to the same prior year period.

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 31, 2023 was a de minimis amount of other income, net, compared to other expense, net, of $0.3 million for the three months ended March 31, 2022. The change was primarily due to a $0.3 million decrease in unrealized losses on investments.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended March 31, 2023, there was an $8.4 million loss on change in fair values of warrant and earnout liabilities compared to a $25.1 million loss for the three months ended March 31, 2022. The change between periods was primarily due to a lower increase in the fair value of the warrant liabilities during the first quarter of 2023 compared to the same prior year period. See “Part I, Item 1. Financial Statements – Note 8 – Fair Value Measurements” for more information.

Income Taxes

For the three months ended March 31, 2023 and 2022, EVgo’s provision for income taxes and effective tax rates were deemed to be de minimis. As of March 31, 2023 and 2022, EVgo maintained a full valuation allowance on EVgo’s net deferred tax assets.

Net Loss

Net loss for the three months ended March 31, 2023 was $49.1 million, compared to $55.3 million for the three months ended March 31, 2022. The change was primarily driven by decreases in the change in fair values of the warrant liabilities, which was partially offset by increased general and administrative expenses incurred to support growth.

Non-GAAP Financial Measures

This Quarterly Report includes the following non-GAAP financial measures, in each case as defined below: “Adjusted Cost of Sales,” “Adjusted Cost of Sales as a Percentage of Revenue,” “Adjusted Gross Profit (Loss),” “Adjusted Gross Margin,” “Adjusted General and Administrative Expenses,” “Adjusted General and Administrative Expenses as a Percentage of Revenue,” “EBITDA,” “EBITDA Margin,” “Adjusted EBITDA” and “Adjusted EBITDA Margin.” EVgo believes these measures are useful to investors in evaluating EVgo’s performance. In addition, EVgo management uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business. EVgo believes that these measures help to depict a more meaningful representation of the performance of the underlying business, enabling EVgo to evaluate and plan more effectively for the future.

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

EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation, net of capital-build amortization, and (ii) share-based compensation. EVgo defines Adjusted Cost of Sales as a Percentage of Revenue as Adjusted Cost of Sales as a percentage of revenue. EVgo defines Adjusted Gross Profit (Loss) as revenue less Adjusted Cost of Sales. EVgo defines Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue. EVgo defines Adjusted General and Administrative Expenses as general and administrative expenses before (i) share-based compensation, (ii) loss on disposal of property and equipment and impairment expense, (iii) bad debt expense and (iv) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted General and Administrative Expenses as a Percentage of Revenue as Adjusted General and Administrative Expenses as a percentage of revenue. EVgo defines EBITDA as net income (loss) before (i) depreciation, net of capital-build amortization, (ii) amortization, (iii) accretion, (iv) interest income, and (v) income tax expense. EVgo defines EBITDA Margin as EBITDA as a percentage of revenue. EVgo defines Adjusted EBITDA as EBITDA plus (i) share-based compensation, (ii) loss on disposal of property and equipment and impairment expense, (iii) (gain) loss on investments, (iv) bad debt expense, (v) change in fair value of earnout liability, (vi) change in fair value of warrant liabilities, and (vii) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue.

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss) and Adjusted Gross Margin to the most directly comparable GAAP measures, in each case, for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
GAAP revenue	$25,300	$7,700
GAAP cost of sales	25,259	8,300
GAAP gross profit (loss)	$41	$(600)
GAAP cost of sales as a percentage of revenue	99.8%	107.8%
GAAP gross margin	0.2%	(7.8%)

Adjustments:
Depreciation, net of capital-build amortization	$6,342	$3,454
Share-based compensation	22	11
Total adjustments	6,364	3,465
Adjusted Cost of Sales	$18,895	$4,835
Adjusted Cost of Sales as a Percentage of Revenue	74.7%	62.8%
Adjusted Gross Profit	$6,405	$2,865
Adjusted Gross Margin	25.3%	37.2%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
GAAP revenue	$25,300	$7,700
GAAP general and administrative expenses	$37,889	$25,428
GAAP general and administrative expenses as a percentage of revenue	149.8%	330.2%
Adjustments:
Share-based compensation	$6,405	$3,495
Loss on disposal of property and equipment and impairment expense	3,460	1,010
Bad debt expense	97	116
Other[1]	1,455	(226)
Total adjustments	11,417	4,395
Adjusted General and Administrative Expenses	$26,472	$21,033
Adjusted General and Administrative Expenses as a Percentage of Revenue	104.6%	273.2%

[1]

For the three months ended March 31, 2023, comprised primarily of costs related to the reorganization of Company resources previously announced by the Company on February 23, 2023 and the petition filed by EVgo in the Delaware Court of Chancery in February 2023 seeking validation of EVgo's charter and share structure (the “205 Petition”), which are not expected to recur. For the three months ended March 31, 2022, comprised primarily of insurance proceeds for property losses.

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure, in each case, for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
GAAP revenue	$25,300	$7,700

GAAP net loss	$(49,081)	$(55,266)
GAAP net loss margin	(194.0%)	(717.7%)
Adjustments:
Depreciation, net of capital-build amortization	6,468	3,517
Amortization	4,119	3,365
Accretion	539	459
Interest income	(1,998)	(55)
Income tax expense	5	5
EBITDA	$(39,948)	$(47,975)
EBITDA Margin	(157.9%)	(623.1%)
Adjustments:
Share-based compensation	6,427	3,506
Loss on disposal of property and equipment and impairment expense	3,460	1,010
(Gain) loss on investments	(1)	255
Bad debt expense	97	116
Change in fair value of earnout liability	2,063	2,264
Change in fair value of warrant liabilities	6,380	22,874
Other[1]	1,455	(226)
Adjusted EBITDA	$(20,067)	$(18,176)
Adjusted EBITDA Margin	(79.3%)	(236.1%)

[1]

For the three months ended March 31, 2023, comprised primarily of costs related to the reorganization of Company resources previously announced by the Company on February 23, 2023 and the 205 Petition, which are not expected to recur. For the three months ended March 31, 2022, comprised primarily of insurance proceeds for property losses.

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of March 31, 2023, EVgo had $163.8 million of cash, cash equivalents and restricted cash and working capital of $114.6 million. As of December 31, 2022, EVgo had $246.5 million of cash, cash equivalents and restricted cash and working capital of $188.1 million. The Company’s net cash outflow for the three months ended March 31, 2023 was $82.7 million. EVgo believes its cash and cash equivalents on hand as of March 31, 2023 are sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

To date, EVgo’s primary sources of liquidity have been cash flows from the CRIS Business Combination, revenues from its various revenue streams, government grants, proceeds from sales of EVgo’s Class A common stock, including under the ATM Program, and loans and equity contributions from its previous owners. EVgo’s primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers and capital expenditures (including property and equipment). EVgo’s principal uses of cash in recent periods have been funding its operations and investing in capital expenditures, including the purchase of EV chargers for installation.

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

Cash Flows

The following table summarizes EVgo’s consolidated cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows used in operating activities	$(19,343)	$(19,831)
Cash flows used in investing activities	(65,246)	(28,072)
Cash flows provided by financing activities	1,908	4,101
Net decrease in cash, cash equivalents and restricted cash	$(82,681)	$(43,802)

Operating Activities. Cash used in operating activities for the three months ended March 31, 2023 was $19.3 million compared to $19.8 million for the three months ended March 31, 2022. The year-over-year change primarily reflected a $22.3 million increase in cash flows from deferred revenue and an $6.3 million increase in cash flows from accounts payable, which were partially offset by a $17.9 million decrease in cash flows from accounts receivable and an $8.0 million decrease in cash flows from prepaid expenses and other current and long-term assets.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2023 was $65.2 million, compared to $28.1 million for the three months ended March 31, 2022. The increase was primarily driven by an increase in purchases of property, equipment and software.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2023 was $1.9 million compared to $4.1 million for the three months ended March 31, 2022. The decrease was driven primarily by a decrease in proceeds from capital-build funding received for charging stations.

Working Capital. EVgo’s working capital as of March 31, 2023 was $114.6 million, compared to $188.1 million as of December 31, 2022. The decrease was driven primarily by an $82.7 million decrease in the Company’s cash, cash equivalents and restricted cash balance, a $9.5 million increase in accounts payable, and an $8.5 million increase in deferred revenue, current, which were partially offset by an $18.2 million increase in accounts receivable, net, a $5.2 million increase in other assets, and a $5.0 million decrease in customer deposits.

Contractual Obligations and Commitments. EVgo has material cash requirements for known contractual obligations and commitments in the form of operating leases, purchase commitments and certain other liabilities that are disclosed in “Part I, Item 1. Financial Statements – Note 8 – Commitments and Contingencies.” EVgo generally expects to fund these obligations through its existing cash and cash equivalents and future financing or cash flows from operations.

Critical Accounting Policies and Estimates

The discussion and analysis of EVgo’s financial condition and results of operations is based upon EVgo’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of EVgo’s financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively. for more information See “Part I, Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies” for additional description of the significant accounting policies that have been followed in preparing EVgo’s consolidated financial statements.

The accounting policies described below are those EVgo considers to be the most critical to an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment. EVgo considers its critical accounting estimates to be those related to its revenue recognition, business combinations and warrant liabilities, which are described below.

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

Warrant Liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “changes in fair value of warrant liabilities” in the consolidated statements of operations. The fair value of the private placement warrants on the date of issuance and on each measurement date is estimated using a Monte Carlo simulation methodology, which includes inputs such as EVgo’s stock price, the risk-free interest rate, the expected term, the expected volatility, the dividend rate, the exercise price and the number of private placement warrants outstanding. Assumptions used in the model are subjective and require significant judgment.

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see “Part I, Item 1. Financial Statements– Note 2 – Summary of Significant Accounting Policies” as of and for the quarters ended March 31, 2023 and 2022.

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

Item 4. Controls and Procedures

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

Under the supervision of the Company’s Board of Directors and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “certifying officers”), the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. The certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting described below in “Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting”, the Company’s disclosure controls and procedures were not effective as of March 31, 2023; accordingly, the Company is implementing additional policies and procedures to remediate these shortcomings as outlined below.

Notwithstanding the identified material weaknesses, the Company’s management believes the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts discussed below in “Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting,” there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting

The Company’s management previously identified material weaknesses in the Company’s internal control over financial reporting, as identified below and discussed further in “Part II, Item 9A. Controls and Procedures” in the Annual Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 1A. Risk Factors

In the course of conducting its business operations, EVgo is exposed to a variety of risks, any of which have affected or could materially adversely affect EVgo’s business, financial condition, and results of operations. The market price of EVgo’s securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Before you make a decision to buy EVgo’s securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the Annual Report. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2022).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2022).
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

10.1††

EVgo Inc. Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report, filed with the Securities and Exchange Commission on March 30, 2023).

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

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Furnished herewith.
††	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

EVgo Inc.

Date: May 9, 2023	By:	/s/ Catherine Zoi
	Name:	Catherine Zoi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Olga Shevorenkova
	Name:	Olga Shevorenkova
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)