Form 10-Q
period 2023-06-30
EVgo Inc.
filed 2023-08-02
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 24, 2023, the Registrant had 103,387,368 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting EVgo’s performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “plan,” “objective,” “seek,” “grow,” “possible,” “potential,” “outlook,” “forecast,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in EVgo’s filings with the Securities and Exchange Commission (the “SEC”). Moreover, EVgo operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for EVgo to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements EVgo may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:

●	changes adversely affecting EVgo’s business;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or further disruptions in the capital and credit markets;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	competition from existing and new competitors;
●	EVgo’s ability to adapt its assets and infrastructure to changes in industry and regulatory standards for EV charging;
●	the growth of the electric vehicle (“EV”) market;
●	EVgo’s ability to expand into new service markets, grow its customer base and manage its operations;
●	EVgo’s ability to develop new features and functionality that meet market needs and achieve market acceptance;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third-party contractors to provide various services and hardware;
●	EVgo’s ability to obtain additional capital on commercially reasonable terms;
●	supply chain disruptions, inflation and other increases in expenses;
●	safety and environmental requirements or regulations that may subject EVgo to unanticipated liabilities or costs;
●	any current, pending or future legislation, regulators or policies that could impact EVgo’s business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs;
●	partnerships with commercial or public-entity property owners, landlords and/or tenants (collectively “Site Hosts”), original equipment manufacturers (“OEMs”), fleet operators and suppliers;
●	EVgo’s ability to maintain, protect and enhance EVgo’s intellectual property;

●	general economic or political conditions, including the armed conflict in Ukraine, the impact of the COVID-19 pandemic and continued inflation and the associated changes in monetary policy; and
●	other factors detailed under the section entitled “Risk Factors” in EVgo’s periodic filings with the SEC.

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

“EVgo Member Holdings” means EVgo Members Holdings, LLC, a Delaware limited liability company.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands)	2023	2022
	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$257,126	$246,193
Accounts receivable, net of allowance of $831 and $687 as of June 30, 2023 and December 31, 2022, respectively	22,497	11,075
Accounts receivable, capital-build	11,203	8,011
Prepaid expenses	2,783	4,953
Other current assets	3,537	5,252
Total current assets	297,146	275,484
Property, equipment and software, net	383,822	308,112
Operating lease right-of-use assets	53,895	51,856
Restricted cash	300	300
Other assets	2,115	2,308
Intangible assets, net	54,805	60,612
Goodwill	31,052	31,052
Total assets	$823,135	$729,724

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$6,445	$9,128
Accrued liabilities	40,831	39,233
Operating lease liabilities, current	5,575	4,958
Deferred revenue, current	16,701	16,023
Customer deposits	11,386	17,867
Other current liabilities	280	136
Total current liabilities	81,218	87,345
Operating lease liabilities, noncurrent	47,753	45,689
Earnout liability, at fair value	1,297	1,730
Asset retirement obligations	18,477	15,473
Capital-build liability	30,345	26,157
Deferred revenue, noncurrent	42,162	23,900
Warrant liabilities, at fair value	11,293	12,304
Total liabilities	$232,545	$212,598

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30,	December 31,
(in thousands, except share data)	2023	2022
	(unaudited)
Redeemable noncontrolling interest	$783,200	$875,226

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 102,593,985 and 70,247,726 shares outstanding (excluding 718,750 shares subject to possible forfeiture) as of June 30, 2023 and December 31, 2022, respectively	10	7
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 195,800,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	20	20
Additional paid-in capital	—	17,533
Accumulated deficit	(192,640)	(375,660)
Total stockholders’ deficit	(192,610)	(358,100)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$823,135	$729,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$50,552	$9,076	$75,852	$16,776

Cost of revenue	37,740	5,719	56,657	10,565
Depreciation, net of capital-build amortization	7,283	4,101	13,625	7,555
Cost of sales	45,023	9,820	70,282	18,120
Gross profit (loss)	5,529	(744)	5,570	(1,344)

General and administrative expenses	34,333	32,178	72,222	57,606
Depreciation, amortization and accretion	4,783	4,132	9,567	8,019
Total operating expenses	39,116	36,310	81,789	65,625
Operating loss	(33,587)	(37,054)	(76,219)	(66,969)

Interest expense	—	(13)	—	(13)
Interest income	2,199	636	4,197	691
Other expense, net	(1)	(158)	—	(422)
Change in fair value of earnout liability	2,496	4,891	433	2,627
Change in fair value of warrant liabilities	7,391	48,712	1,011	25,839
Total other income, net	12,085	54,068	5,641	28,722
(Loss) income before income tax expense	(21,502)	17,014	(70,578)	(38,247)
Income tax expense	(37)	(17)	(42)	(22)
Net (loss) income	(21,539)	16,997	(70,620)	(38,269)
Less: net (loss) income attributable to redeemable noncontrolling interest	(14,513)	12,518	(50,518)	(28,349)
Net (loss) income attributable to Class A common stockholders	$(7,026)	$4,479	$(20,102)	$(9,920)

Net (loss) income per share to Class A common stockholders, basic	$(0.08)	$0.06	$(0.25)	$(0.14)
Net (loss) income per share to Class A common stockholders, diluted	$(0.08)	$0.06	$(0.25)	$(0.14)

Net (loss) income	$(21,539)	$16,997	$(70,620)	$(38,269)
Other comprehensive loss, net of tax
Net change in unrealized loss on available-for-sale securities	—	(47)	—	(47)
Comprehensive (loss) income	(21,539)	16,950	(70,620)	(38,316)
Less: comprehensive (loss) income attributable to redeemable noncontrolling interest	(14,513)	12,483	(50,518)	(28,384)
Comprehensive (loss) income attributable to Class A common stockholders	$(7,026)	$4,467	$(20,102)	$(9,932)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2023

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	70,248	$7	195,800	$20	$17,533	$(375,660)	$(358,100)
Share-based compensation	—	—	—	—	5,797	—	5,797
Issuance of Class A common stock under share-based compensation plans	1,156	0	—	—	0	—	—
Net loss¹	—	—	—	—	—	(13,076)	(13,076)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(23,330)	(662,282)	(685,612)
Balance, March 31, 2023	71,404	7	195,800	20	—	(1,051,018)	(1,050,991)
Share-based compensation	—	—	—	—	8,255	—	8,255
Issuance of Class A common stock under the equity offering, net of issuance costs	30,123	3	—	—	123,413	—	123,416
Issuance of Class A common stock under the ATM, net of issuance costs	889	0	—	—	5,746	—	5,746
Issuance of Class A common stock under share-based compensation plans	178	0	—	—	0	—	—
Net loss²	—	—	—	—	—	(7,026)	(7,026)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(137,414)	865,404	727,990
Balance, June 30, 2023	102,594	$10	195,800	$20	$—	$(192,640)	$(192,610)

[1] Excludes $36.0 million of net loss attributable to redeemable noncontrolling interest.
[2] Excludes $14.5 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2022

(unaudited)

							Accumulated
					Additional		Other	Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	68,021	$7	195,800	$20	$—	$(1,358,358)	$—	$(1,358,331)
Share-based compensation	—	—	—	—	2,999	—	—	2,999
Warrants exercised and release of warrant liability	0	0	—	—	2	—	—	2
Issuance of Class A common stock under share-based compensation plans	248	0	—	—	0	—	—	—
Net loss[1]	—	—	—	—	—	(14,399)	—	(14,399)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(3,001)	(609,095)	—	(612,096)
Balance, March 31, 2022	68,269	7	195,800	20	—	(1,981,852)	—	(1,981,825)
Share-based compensation	—	—	—	—	6,582	—	—	6,582
Warrants exercised and release of warrant liability	0	0	—	—	1	—	—	1
Issuance of Class A common stock under share-based compensation plans	309	0	—	—	0	—	—	—
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(47)	(47)
Net income[2]	—	—	—	—	—	4,479	—	4,479
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	1,354,074	—	1,354,074
Balance, June 30, 2022	68,578	$7	195,800	$20	$6,583	$(623,299)	$(47)	$(616,736)

1 Excludes $40.9 million of net loss attributable to redeemable noncontrolling interest.

2 Excludes $12.5 million of net income attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(70,620)	$(38,269)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	23,192	15,574
Net loss on disposal of property and equipment and impairment expense	6,008	2,889
Share-based compensation	14,922	10,548
Change in fair value of earnout liability	(433)	(2,627)
Change in fair value of warrant liabilities	(1,011)	(25,839)
Other	(155)	474
Changes in operating assets and liabilities
Accounts receivable, net	(11,422)	(2,302)
Receivables from related parties	—	1,499
Prepaid expenses and other current and noncurrent assets	3,779	3,735
Operating lease assets and liabilities, net	642	(808)
Accounts payable	(2,872)	(76)
Accrued liabilities	2,925	358
Deferred revenue	18,939	(572)
Customer deposits	(6,481)	(2,110)
Other current and noncurrent liabilities	62	(844)
Net cash used in operating activities	(22,525)	(38,370)
Cash flows from investing activities
Purchases of property, equipment and software	(100,057)	(72,291)
Proceeds from insurance for property losses	159	202
Purchases of investments	—	(34,747)
Net cash used in investing activities	(99,898)	(106,836)
Cash flows from financing activities
Proceeds from issuance of Class A common stock under the ATM	5,828	—
Proceeds from issuance of Class A common stock under the equity offering	128,023	—
Proceeds from capital-build funding	4,256	5,029
Proceeds from exercise of warrants	—	3
Payments of issuance costs	(4,751)	—
Net cash provided by financing activities	133,356	5,032
Net increase (decrease) in cash, cash equivalents and restricted cash	10,933	(140,174)
Cash, cash equivalents and restricted cash, beginning of period	246,493	485,181
Cash, cash equivalents and restricted cash, end of period	$257,426	$345,007

Supplemental disclosure of noncash investing and financing activities
Fair value adjustment to redeemable noncontrolling interest	$42,378	$741,978
Purchases of property and equipment in accounts payable and accrued liabilities	$20,827	$29,510
Non-cash increase in accounts receivable, capital-build, and capital-build liability	$7,448	$4,330
Non-cash increase in asset retirement obligations	$2,005	$3,111
Issuance costs in accounts payable and accrued liabilities	$168	$—

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

On May 22, 2023, in connection with an underwritten equity offering, EVgo Member Holdings, an affiliate of EVgo Holdings, the Company’s controlling shareholder, purchased 5,882,352 shares of the Company’s Class A common stock at the equity offering price of $4.25 per share.

As the sole managing member of EVgo OpCo, Thunder Sub operates and controls all of the business and affairs of EVgo OpCo and through EVgo OpCo and its subsidiaries, conducts its business. Accordingly, beginning on July 1, 2021 (the “CRIS Close Date”), the Company began consolidating the financial results of EVgo OpCo and recorded a redeemable noncontrolling interest in its consolidated financial statements to reflect the EVgo OpCo Units that are owned by EVgo Holdings after the CRIS Close Date. As of June 30, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing 65.5% of the total outstanding EVgo OpCo Units and an equal number of shares of the Company’s Class B common stock. As of June 30, 2023, the shares of the Company’s Class B common stock held by EVgo Holdings and the shares of the Company’s Class A common stock held by EVgo Member Holdings collectively represented a 67.4% voting interest in the Company.

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

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

The Company had two customers that collectively comprised 39.9% of the Company’s total net accounts receivable as of June 30, 2023. The Company had one customer that comprised 20.5% of the Company’s total net accounts receivable as of December 31, 2022. For the three and six months ended June 30, 2023, one customer represented 65.7% and 57.3% of revenue, respectively. For the three months ended June 30, 2022, two customers collectively represented 34.7% of revenue. For the six months ended June 30, 2022, two customers collectively represented 31.9% of revenue.

For the three months ended June 30, 2023, two vendors provided collectively 84.7% of EVgo’s total charging equipment. For the three months ended June 30, 2022, four vendors collectively provided 82.8% of EVgo’s total charging equipment. For the six months ended June 30, 2023, two vendors collectively provided 85.2% of EVgo’s total charging equipment. For the six months ended June 30, 2022, three vendors collectively provided 72.1% of EVgo’s total charging equipment.

Reclassifications

The Company has made certain reclassifications to prior period amounts to conform to the current period presentation.

Cash, Cash Equivalents and Restricted Cash

Cash and restricted cash include cash held in cash depository accounts in major banks in the U.S. and are stated at cost. Cash equivalents are carried at fair value and are primarily invested in money market funds. Cash that is held by a financial institution and has restrictions on its availability to the Company is classified as restricted cash.

The Company had unused letters of credit, which were collateralized with cash, classified as restricted cash on the Company’s condensed consolidated balance sheets, of $0.7 million as of June 30, 2023 and December 31, 2022, associated with the construction of its charging stations and in connection with one of its operating leases.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Other accounts receivable of $1.3 million were included in accounts receivable, net, on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), as amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of June 30, 2023, the Company has not adopted any expedients and exceptions under ASU 2020-04. The Company will continue to evaluate the impact of ASU 2020-04 on its condensed consolidated financial statements.

Note 3 – Revenue Recognition

The table below presents a disaggregation of EVgo’s revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Charging revenue, retail	$9,085	$4,389	$15,700	$7,891
Charging revenue, commercial	2,418	654	4,133	1,363
Charging revenue, OEM	986	189	1,538	340
Regulatory credit sales	1,613	2,128	2,828	3,506
Network revenue, OEM	742	887	3,441	1,377
eXtend revenue	33,281	131	43,573	211
Ancillary revenue	2,427	698	4,639	2,088
Total revenue	$50,552	$9,076	$75,852	$16,776

The following table provides information about contract assets and liabilities from contracts with customers as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,	Change
(dollars in thousands)	2023	2022	$	%
Contract assets	$1,659	$2,861	$(1,202)	(42)%
Contract liabilities	$70,249	$57,790	$12,459	22%

As of June 30, 2023, there were $1.7 million in contract assets compared to $2.9 million as of December 31, 2022 The balance of contract assets is driven by the difference in timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. Contract liabilities as of June 30, 2023 increased $12.5 million, or 22%, to $70.2 million compared to $57.8 million as of December 31, 2022. The balance of contract liabilities is driven by the difference in timing between when cash is received pursuant to a contract and when the Company’s performance obligations under the contract are satisfied.

The following table presents the change in contract liabilities during the six months ended June 30, 2023:

Six Months Ended
(in thousands)	June 30, 2023
Balance as of December 31, 2022	$57,790
Additions	55,616
Recognized in revenue	(42,993)
Marketing activities recognized on a net basis	(164)
Balance as of June 30, 2023	$70,249

Revenues related to contract liabilities for the three and six months ended June 30, 2023 and 2022 included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Amounts included in the beginning of period contract liabilities balance	$2,560	$1,387	$6,560	$2,589
Amounts associated with performance obligations satisfied in previous periods	$—	$70	$25	$75

It is anticipated that deferred revenue as of June 30, 2023 will be recognized in the following periods ending December 31:

(in thousands)
2023	$9,320
2024	10,904
2025	14,353
2026	12,864
$47,441

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of June 30, 2023 and December 31, 2022, there were $11.4 million and $8.7 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

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

The Company has estimated operating lease commitments of $45.5 million for leases where the Company has not yet taken possession of the underlying asset as of June 30, 2023. As such, the related operating lease right-of-use assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of June 30, 2023.

For the three and six months ended June 30, 2023 and 2022, the Company’s lease costs consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs
Cost of sales	$1,472	$730	$2,791	$1,091
General and administrative expenses	1,221	607	2,440	1,280
Variable lease costs
Cost of sales	778	97	817	187
General and administrative expenses	21	15	57	36
Short-term lease costs	26	32	59	44
	$3,518	$1,481	$6,164	$2,638

As of June 30, 2023, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2023	$4,944
2024	9,809
2025	8,967
2026	8,502
2027	7,863
Thereafter	39,722
Total undiscounted operating lease payments	79,807
Less: imputed interest	(26,479)
Total discounted operating lease liabilities	$53,328

Other supplemental and cash flow information for the six months ended June 30, 2023 and 2022, consisted of the following:

	Six Months Ended
	June 30,
(dollars in thousands)	2023	2022
Weighted-average remaining lease term (in years)	8.8	8.0
Weighted-average discount rate	9.25%	6.41%
Cash paid for amounts included in measurement of operating lease liabilities	$2,246	$2,378
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,107	$15,651

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

For the three and six months ended June 30, 2023 and 2022, the Company’s lease income consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Operating lease income:
Fixed lease income	$534	$203	$992	$464
Sublease income	267	128	534	298
Total lease income	$801	$331	$1,526	$762

As of June 30, 2023, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2023	$1,322
2024	2,285
2025	1,330
2026	910
$5,847

The components of charging equipment, charging stations, land, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, and operating lease right-of-use-assets were as follows as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022
Charging station equipment and construction costs	$6,584	$3,557
Land and building	10,507	10,507
Less: accumulated depreciation	(1,212)	(980)
Property, equipment and software, net	$15,879	$13,084

Operating lease right-of-use assets	$6,379	$5,554

Note 5 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022
Charging station installation costs	$160,750	$121,820
Construction in process	116,883	104,395
Charging station equipment	105,642	79,031
Charging equipment	36,348	20,596
Land and building	15,932	15,932
Software	14,776	14,289
Office equipment, vehicles and other	1,866	1,647
Total property, equipment and software	452,197	357,710
Less accumulated depreciation and amortization	(68,375)	(49,598)
Property, equipment and software, net	$383,822	$308,112

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Cost of sales
Depreciation of property and equipment	$8,915	$5,367	$16,886	$9,985
Amortization of capital-build liability	(1,632)	(1,266)	(3,261)	(2,430)
General and administrative expenses
Depreciation of property and equipment	124	69	250	132
Amortization of software	1,213	660	2,428	1,121
Impairment expense	2,392	1,460	5,825	1,994
Loss on disposal of property and equipment, net of insurance recoveries	(9)	419	18	693
	$11,003	$6,709	$22,146	$11,495

Note 6 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of June 30, 2023:

	June 30, 2023
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(11,965)	$29,535	8.6 years
Customer relationships	19,000	(14,133)	4,867	1.3 years
Developed technology	14,000	(3,156)	10,844	11.0 years
User base	11,000	(5,433)	5,567	2.1 years
Trade name	5,000	(1,008)	3,992	13.0 years
	$90,500	$(35,695)	$54,805

Amortization of intangible assets was $2.9 million for each of the three months ended June 30, 2023 and 2022. Amortization of intangible assets was $5.8 million for each of the six months ended June 30, 2023 and 2022.

Note 7 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity for the six months ended June 30, 2023 was as follows:

(in thousands)
Balance as of December 31, 2022	$15,473
Liabilities incurred	2,019
Accretion expense	1,081
Change in estimate	(14)
Liabilities settled	(82)
Balance as of June 30, 2023	$18,477

Note 8 – Equity

ATM Program

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

Equity Offering

During the three months ended June 30, 2023, the Company completed an underwritten equity offering of 30,123,129 shares of Class A common stock at an offering price of $4.25 per share with aggregate gross proceeds of $128.0 million. The Company received net proceeds of $123.4 million, after deducting $4.6 million in underwriting discounts and commissions and other offering costs.

Issuance Costs

In connection with the issuance of Class A common stock through the ATM Program and the equity offering, in addition to the discounts and commissions deducted from the gross proceeds, the Company incurred direct and incremental issuance costs, consisting primarily of legal, accounting, and other professional fees. Issuance costs directly attributable to the offering are recorded to additional paid-in capital as a reduction of proceeds. Deferred issuance costs will offset additional paid-in capital on a pro rata basis as the available shares on the shelf offering are issued. For the six months ended June 30, 2023, $0.4 million of costs were recorded as additional paid-in capital as a reduction of proceeds. As of June 30, 2023 and December 31, 2022, $0.8 million and $1.0 million, respectively, of deferred issuance costs were included in other current assets.

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

If EVgo does not meet its charger stall-installation milestone in any period, GM will have the right, if it so chooses, to send EVgo a charger stall count breach notice, which would trigger a cure period. It is possible that EVgo will not meet the charger stall-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection, and delays associated with industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and landowners, and supply chain issues.

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

EVgo’s ability to meet its Build Schedule obligations may be impacted by delays in permitting, commissioning and utility interconnection, as well as industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and landowners, and supply chain issues.

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

Purchase Commitments

As of June 30, 2023, EVgo had $56.1 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, all of which were short-term. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. During the six months ended June 30, 2023, EVgo entered into $12.2 million in material commitments to third parties.

Note 10 – Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of June 30, 2023 and December 31, 2022:

	June 30,		December 31,
	2023		2022
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$216,125	1	$150,125
Liabilities
Earnout liability	3	$1,297	3	$1,730
Warrant liability – Public Warrants	1	9,328	1	10,164
Warrant liability – Private Placement Warrants	2	1,965	2	2,140
Total liabilities		$12,590		$14,034

The earnout liability was valued using a Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability were as follows:

June 30,
2023
Stock price	$4.00
Risk-free interest rate	4.49%
Expected term (in years)	2.8
Expected volatility	85%
Dividend rate	—%

The warrants are accounted for as liabilities in accordance with ASC 815, Derivatives and Hedging, and are presented as warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations. The closing price of the Public Warrants was used as its fair value as of each relevant date. As of June 30, 2023 and December 31, 2022, the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered a Level 2 fair value measurement.

The following table presents a reconciliation for the earnout liability, which was the only liability measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023:

Earnout
(in thousands)	Liability
Fair value as of December 31, 2022	$1,730
Change in fair value of liability	(433)
Fair value as of June 30, 2023	$1,297

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2023.

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets.  There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2023 or December 31, 2022.

Note 11 – Income Taxes

The Company’s provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. All income (loss) before income taxes is generated in the U.S. For the three and six months ended June 30, 2023 and 2022, the Company’s provision for income taxes and effective tax rates were de minimis primarily due to the Company’s full valuation allowance on its deferred tax assets and a significant portion of income (loss) being allocated to a nontaxable partnership. Prior to July 1, 2021, the Company was not a taxable entity for U.S. federal income tax purposes or for any of the states in which the Company operated. On July 1, 2021, pursuant to the CRIS Business Combination, the Company became a taxable entity for U.S. federal income tax purposes and for all of the states in which the Company operates.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of June 30, 2023 and December 31, 2022.

The Company files income tax returns in the U.S. at the federal level and in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of June 30, 2023 and

December 31, 2022, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

Note 12 – Tax Receivable Agreement

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

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. As of June 30, 2023, no transactions have occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 13 – Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net (loss) income	$(21,539)	$16,997	$(70,620)	$(38,269)
Less: net (loss) income attributable to redeemable noncontrolling interest	(14,513)	12,518	(50,518)	(28,349)
Net (loss) income attributable to Class A common stockholders	(7,026)	4,479	(20,102)	(9,920)
Less: net (loss) income attributable to participating securities	(59)	46	(183)	(103)
Net (loss) income attributable to Class A common stockholders, basic and diluted	$(6,967)	$4,433	$(19,919)	$(9,817)

Denominator
Weighted average common stock outstanding	86,039	69,264	78,915	69,168
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)	(719)	(719)
Weighted average common stock outstanding, basic	85,320	68,545	78,196	68,449
Dilutive effect of restricted stock units	—	777	—	—
Weighted average common stock outstanding, diluted	85,320	69,322	78,196	68,449

Net (loss) income per share – basic	$(0.08)	$0.06	$(0.25)	$(0.14)
Net (loss) income per share – diluted	$(0.08)	$0.06	$(0.25)	$(0.14)

The Company’s potentially dilutive securities consist of the Company’s Public Warrants, Private Placement Warrants, restricted stock units (“RSUs”), stock options and unvested Earnout Shares. For the periods in which net (loss) income per share is presented, the Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share attributable to Class A common stockholders since their impact would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Public Warrants	14,949	14,949	14,949	14,949
Private Placement Warrants	3,149	3,149	3,149	3,149
RSUs	7,050	1,907	7,050	3,343
Stock options	1,380	375	1,380	375
	26,528	20,380	26,528	21,816

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted net (loss) income per share because their vesting threshold (i.e., the $15.00 triggering event) had not yet been met as of June 30, 2023 and 2022.

Note 14 – Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$41	$26	$63	$37
General and administrative expenses	8,454	7,016	14,859	10,511
Total share-based compensation expense	$8,495	$7,042	$14,922	$10,548

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, stockholders approved the Board of Directors-approved 2021 Long Term Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of June 30, 2023, there were 23,509,809 shares of Class A common stock available for grant.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

			Weighted Average
	Shares Underlying	Weighted Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2022	375	$12.86	9.2 years	$—
Granted	1,005	$7.63
Outstanding as of June 30, 2023	1,380	$9.05	9.5 years	$—
Outstanding and exercisable as of June 30, 2023	125	$12.86	8.8 years	$—

As of June 30, 2023, the Company’s unrecognized share-based compensation expense related to stock options was approximately $3.9 million, which is expected to be recognized over a weighted average period of 1.6 years. No stock options were exercised during the six months ended June 30, 2023. The fair values of stock options granted during the six months ended June 30, 2023 were computed using Black-Scholes or the Hull-White option-pricing models with the assumptions described below. Since the Company has limited historical volatility information available, the expected volatility was based on a weighted average between the actual volatility for comparable public companies and the actual volatility for the Company which was shorter than the expected term of the options. The expected life under the Black-Scholes model was estimated using the simplified method. The expected life under the Hull-White model was calculated as the average time to achieve the 2.8x strike exercise price in the simulation.

Risk-free interest rate	3.5 to 3.9%
Dividend yield	—%
Expected volatility	79%
Expected life (in years)	5.7 to 10.0

Restricted Stock Units

The table below represents the Company’s RSU activity under the 2021 Incentive Plan during the six months ended June 30, 2023:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Unvested as of December 31, 2022	3,930	$10.85
Granted	4,945	$5.74
Vested	(1,334)	$11.15
Forfeited	(491)	$8.00
Unvested and outstanding as of June 30, 2023	7,050	$7.41

The total fair value of RSUs vested during the six months ended June 30, 2023 was $7.7 million. As of June 30, 2023, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $31.5 million, which is expected to be recognized over a weighted average period of 1.5 years.

EVgo Management Holdings, LLC Incentive Units

Following the Holdco Merger and prior to the CRIS Business Combination, all employees of EVgo Services received share-based compensation in the form of units in EVgo Management Holdings, LLC (“EVgo Management”) that track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). Of each individual grant of Incentive Units, 65% of the grant was designated as time vesting (the “Time Vesting Incentive Units”) and the remaining portion (35% of the grant) was designated as sale vesting (the “Sale Vesting Incentive Units”). The Time Vesting Incentive Units vest annually and equally over a period of four years from the date of grant. Sale Vesting Incentive Units vest based upon the achievement of certain trigger events relating to the sale of EVgo Holdings. Presented below is a summary of the activity of the Company’s Incentive Units during the six months ended June 30, 2023:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Unvested as of December 31, 2022	471	$18.68
Vested	(108)	$17.26
Forfeited	(19)	$26.94
Unvested and outstanding as of June 30, 2023	344	$18.66

As of June 30, 2023, the Company’s unrecognized share-based compensation expense related to unvested Incentive Units was approximately $5.6 million, which is expected to be recognized over a weighted average period of 1.2 years.

Note 15 – Redeemable Noncontrolling Interest

As of June 30, 2023 and December 31, 2022, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a 65.6% and a 73.6% economic ownership interest, respectively, in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and that same number of shares of the Company’s Class B common stock, representing a 65.5% and a 73.4% voting interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 12).

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

The following is a reconciliation of changes in redeemable noncontrolling interest for the six months ended June 30, 2023:

(in thousands)
Balance as of December 31, 2022	$875,226
Net loss attributable to redeemable noncontrolling interest	(50,518)
Equity-based compensation attributable to redeemable noncontrolling interest	870
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(42,378)
Balance as of June 30, 2023	$783,200

Note 16 – Subsequent Events

In July 2023, the Company granted approximately 1,300,000 restricted stock units to employees under the EVgo Inc. 2021 Long Term Incentive Plan. The fair value of the restricted stock units awarded was $5.2 million, which was estimated on the date of grant based on the fair value of the Company’s Class A common stock, using similar methods and assumptions as those previously disclosed by the Company. Each award will vest annually based on continued service, which is generally over a period of three years. The grant date fair value of the awards will be recognized as share-based compensation expense over the requisite service periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of EVgo’s consolidated results of operations and financial condition. The discussion should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and related notes thereto as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report, and the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2022 and 2021 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report. Factors which could cause such differences are discussed therein.

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

Recent Developments

Geopolitical and Macroeconomic Environment

During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors. For example, the global outbreak of COVID-19 resulted in significant volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities, resulting in overall reduced economic activity.

The COVID-19 pandemic impacted EVgo’s operations through reduced network throughput, construction delays and supply chain and shipping constraints. EVgo also experienced delays in its Site Host negotiations as Site Hosts devoted more time to day-to-day operations and employee health and safety. Finally, for some contractual commitments, EVgo is required to adhere to a construction schedule over specified timeframes. Those timelines were impacted due to delays associated with COVID-19 and broader supply chain disruptions.

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

The current economic environment remains uncertain and the extent to which EVgo’s operating and financial results for future periods will be impacted by the ongoing conflict in Ukraine, increasing inflation, instability in the financial services sector, supply-chain disruptions, government efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time.

Government EV Initiatives

In order to encourage the use of EVs, the U.S. federal government and some state and local governments provide incentives to end users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives that promote EV adoption and related EV charging infrastructure. EVgo believes the increase in promotion of EVs and the installation of related EV charging infrastructure will continue in part due to the ongoing implementation of the Infrastructure Investment and Jobs Act (the “Bipartisan Infrastructure Law”) and the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which included extensions, expansions and revisions of various tax credits relating to EVs and EV charging infrastructure and may provide more flexibility and options in monetizing such credits. In particular, the Inflation Reduction Act (i) expanded and extended tax credits for EV charging infrastructure and new EVs while also imposing new limitations and requirements for such credits, (ii) introduced tax credits for used EVs and commercial EVs and (iii) introduced the concept of transferability for certain tax credits, providing an additional option to monetize such credits.

However, the impact of the Inflation Reduction Act and other government EV initiatives, including regulatory requirements and restrictions that may impact the ability of EVgo and its competitors to take advantage of such initiatives, cannot be known with any certainty at this time, and EVgo may not reap any or all of the expected benefits of the Inflation Reduction Act or the Bipartisan Infrastructure Law. For example, federal guidance on Buy America requirements (effective as of March 23, 2023) applicable to the National Electric Vehicle Infrastructure (“NEVI”) Program, which was established by the Bipartisan Infrastructure Law, requires immediate domestic assembly and U.S. steel requirements for chargers to qualify for funding under the NEVI program, with higher domestic content percentages required in 2024. EVgo’s suppliers may experience delays in bringing their U.S. facilities online, and EVgo may be unable to source Buy America-compliant chargers in time to take advantage of early NEVI funding opportunities or only at increased costs. EVgo may be at a disadvantage to competitors that have already implemented domestic assembly and content standards into their supply chain. EVgo’s customers may request delays or adjustments to their build-out plans in order to accommodate these added Buy America requirements, which could result in delays in receipt of revenue from customers. Similarly, regulations proposed by the U.S. Department of the Treasury on March 31, 2023, to implement domestic content and assembly eligibility requirements to qualify for EV tax credits passed in the Inflation Reduction Act, once finalized, may reduce incentives available to encourage the adoption of EVs, which could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential.

In addition to NEVI funding, which will be made available to every state department of transportation to administer grant programs to support the deployment of charging infrastructure, states including (but not limited to) California, Colorado, Delaware, Massachusetts, New Jersey and New York also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. Additionally, in many states, utilities offer rebates or other incentive programs, typically called “make-ready” programs, to incent the development of EV charging infrastructure.

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

Interest Income

Interest income consists primarily of interest earned on cash and cash equivalents and debt securities.

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

Net (Loss) Income Attributable to Redeemable Noncontrolling Interest

Net (loss) income attributable to redeemable noncontrolling interest represents the share of net income or loss that is attributable to EVgo’s Class B common stock held by EVgo Holdings.

Key Performance Indicators

EVgo management uses several performance metrics to manage the business and evaluate financial and operating performance:

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

	June 30,
	2023	2022
Network throughput (GWh) for the three months ended	24.9	10.1
Network throughput (GWh) for the six months ended	42.8	18.1
Number of DC stalls on EVgo network as of	2,518	1,937

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

The following table presents the calculation of Receipts for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP revenue[1]	$50,552	$9,076	$75,852	$16,776
GAAP changes in deferred revenue[2]	(2,842)	(11)	18,939	(572)
Total Receipts	$47,710	$9,065	$94,791	$16,204

Year-over-year percentage change in total Receipts	426%		485%

[1] As reflected in the condensed consolidated statements of operations.
[2] As reflected in the condensed consolidated statements of cash flows.

Factors Affecting EVgo’s Operating Results

EVgo believes its performance and future success depend on a number of factors, including those discussed below and in “Part II, Item 1A., Risk Factors.”

EV Sales

EVgo’s revenue growth is directly tied to the adoption and continued acceptance and usage of passenger and commercial EVs, which it believes drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and, although demand for EVs has grown in recent years, there is no guarantee of such future demand. Additionally, as demand increases, the supply must keep pace for adoption to continue to accelerate at a rapid pace. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed, reliability and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain shortages and disruptions including, but not limited to, availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; domestic content requirements or other policy constraints; availability of batteries and battery materials; availability, cost and desirability of other alternative fuel vehicles, including plug-in hybrid EVs and high fuel-economy gasoline and diesel-powered vehicles; increases in fuel efficiency; regulations applicable to vehicle emissions and fuel economy; and availability of federal and state credits for EV purchases. In addition, macroeconomic factors could impact demand for EVs, particularly since the sales price of EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, EVgo’s operating results may be adversely affected.

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

Government Mandates, Incentives and Programs

The U.S. federal government and some state and local governments provide incentives to end-users and purchasers of EVs and EV charging stations in the form of rebates, tax credits and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. In particular, EVgo has historically generated and carried forward, for future benefit, federal tax credits under Section 30C of the Code, which effectively subsidizes the cost of placing into service EVgo’s charging stations. The Inflation Reduction Act revised the credit under Section 30C to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. There can be no assurance that the EV charging stations placed in service by EVgo will meet the revised requirements for the Section 30C credits, and compliance with such requirements could increase EVgo’s labor and other costs.

Any reduction in rebates, tax credits or other financial incentives available to buyers or owners of EVs or EV charging stations could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there can be no assurance that EVgo will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms. Further, certain features of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized. New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of EVgo’s stations. Furthermore, tariffs and policy incentives have been, and in the future could be, put in place that favor equipment manufactured by or assembled at American factories, which may put EVgo’s fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or eliminating EVgo’s ability to apply or qualify for grants and other government incentives, or by disqualifying the Company from the ability to compete for certain charging infrastructure build-out solicitations and programs, including those initiated by federal government agencies.

Moreover, a variety of incentives and rebates offered by the U.S. federal government as well as state and local governments in order to encourage the use of EVs may be limited or reduced. In particular, the U.S. federal government offers a tax credit, the maximum amount of which is $7,500, for qualified new plug-in EVs. The Inflation Reduction Act modified the tax credit for new plug-in EVs and added new tax credits for used and commercial EVs. The Inflation Reduction Act also removed the phase-out of tax credits for new plug-in EVs with respect to vehicle manufacturers that reached certain production levels beginning in 2023. However, the tax credit is subject to additional requirements and limitations, such as certain adjusted gross income limits for consumers claiming the credit, domestic content requirements for critical minerals and batteries and a requirement for final assembly to occur in North America. Such additional requirements and limitations for such tax credits may reduce incentives available to encourage the adoption of EVs, which could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential.

Technology Risks

EVgo relies on numerous internally developed and externally sourced hardware and software technologies to operate its network and generate earnings. EVgo engages a variety of third-party vendors for non-proprietary hardware and software components. The ability of EVgo to continue to integrate its technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine EVgo’s sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem become obsolete and that EVgo will be required to make significant investments to continue to effectively operate its business. For example, in recent months, a number of OEMs, including Ford, GM, Rivian, Volvo and Mercedes, have announced plans to adopt the NACS standard in their future EVs, whereas EVgo’s existing charging network is largely based around the CCS standard.

EVgo’s management believes EVgo’s business model is well-positioned to enable EVgo to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging. See “Risk Factors – The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.”

Sales of Regulatory Credits

EVgo derives revenue from selling regulatory credits earned for participating in LCFS programs, or other similar carbon or emissions trading schemes, in various jurisdictions in the U.S. EVgo currently sells these credits at market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and which are difficult to predict. Price fluctuations in credits may have a material effect on future results of operations. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, EVgo’s ability to generate this revenue in the future would be adversely impacted. EVgo is currently engaged in a rulemaking process of the California Air Resources Board that could result in an amendment to, and perhaps strengthening of, the California LCFS program. In addition to current programs, EVgo is currently monitoring the implementation of Washington’s program and additional proposals for new state clean fuels programs in varying stages of discussions in states including (but not limited to) New York, Massachusetts, Michigan, and Illinois.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The table below presents EVgo’s results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$50,552	$9,076	$41,476	457%
Cost of revenue	37,740	5,719	32,021	560%
Depreciation, net of capital-build amortization	7,283	4,101	3,182	78%
Gross profit (loss)	5,529	(744)	6,273	843%
General and administrative expenses	34,333	32,178	2,155	7%
Depreciation, amortization and accretion	4,783	4,132	651	16%
Operating loss	(33,587)	(37,054)	3,467	9%
Interest expense	—	(13)	13	100%
Interest income	2,199	636	1,563	246%
Other expense, net	(1)	(158)	157	99%
Change in fair value of earnout liability	2,496	4,891	(2,395)	(49)%
Change in fair value of warrant liabilities	7,391	48,712	(41,321)	(85)%
(Loss) income before income tax expense	(21,502)	17,014	(38,516)	(226)%
Income tax expense	(37)	(17)	(20)	118%
Net (loss) income	(21,539)	16,997	(38,536)	(227)%
Less: net (loss) income attributable to redeemable noncontrolling interest	(14,513)	12,518	(27,031)	(216)%
Net (loss) income attributable to Class A common stockholders	$(7,026)	$4,479	$(11,505)	(257)%

Gross margin	10.9%	(8.2)%
Operating margin	(66.4)%	(408.3)%
Network throughput (GWh)	24.9	10.1
Number of DC stalls	2,518	1,937

Revenue

The table below presents a disaggregation of EVgo’s revenue for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Charging revenue, retail	$9,085	$4,389	$4,696	107%
Charging revenue, commercial	2,418	654	1,764	270%
Charging revenue, OEM	986	189	797	422%
Regulatory credit sales	1,613	2,128	(515)	(24)%
Network revenue, OEM	742	887	(145)	(16)%
eXtend revenue	33,281	131	33,150	*
Ancillary revenue	2,427	698	1,729	248%
Total revenue	$50,552	$9,076	$41,476	457%

*Percentage greater than 999%

Total revenue for the three months ended June 30, 2023 increased $41.5 million, or 457%, to $50.6 million compared to $9.1 million for the three months ended June 30, 2022. As further discussed below, the increase in revenue was primarily due to a $33.2 million increase in eXtend revenue, a $4.7 million increase in retail charging revenue, a $1.8 million increase in commercial charging revenue, and a $1.7 million increase in ancillary revenue.

Charging Revenue, Retail. Charging revenue, retail, for the three months ended June 30, 2023 increased $4.7 million, or 107%, to $9.1 million compared to $4.4 million for the three months ended June 30, 2022. Period-over-period growth was primarily due to an overall increase in throughput driven primarily by increased charging volume and a growing number of customers.

Charging Revenue, Commercial. Charging revenue, commercial, for the three months ended June 30, 2023 increased $1.8 million, or 270%, to $2.4 million compared to $0.7 million for the three months ended June 30, 2022. Period-over-period growth was primarily due to higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the three months ended June 30, 2023 increased $0.8 million, or 422%, to $1.0 million compared to $0.2 million for the three months ended June 30, 2022. Period-over-period growth was primarily due to increased revenue from the Company’s existing OEM partners.

Regulatory Credit Sales. Regulatory credit sales for the three months ended June 30, 2023 decreased $0.5 million, or 24%, to $1.6 million compared to $2.1 million for the three months ended June 30, 2022. The period-over-period decrease was primarily due to the impact of lower market prices, partially offset by increased throughput compared to the three months ended June 30, 2022.

Network Revenue, OEM. Network revenue, OEM, for the three months ended June 30, 2023 decreased $0.1 million, or 16%, to $0.7 million compared to $0.9 million for the three months ended June 30, 2022. The period-over-period decrease was due to a decrease in OEM membership revenue.

eXtend Revenue. eXtend revenue for the three months ended June 30, 2023 increased $33.2 million to $33.3 million compared to $0.1 million for the three months ended June 30, 2022 primarily as a result of the new agreement that was executed in 2022 with the Pilot Company.

Ancillary Revenue. Ancillary revenue for the three months ended June 30, 2023 increased $1.7 million, or 248%, to $2.4 million compared to $0.7 million for the three months ended June 30, 2022. The increase was primarily due to higher research and consulting revenue and increased equipment sales.

Cost of Sales

Cost of Revenue. Cost of revenue for the three months ended June 30, 2023 increased $32.0 million, or 560%, to $37.7 million compared to $5.7 million for the three months ended June 30, 2022. The increase in cost of revenue was primarily due to an increase of $25.1 million in costs to support eXtend revenue, a $4.6 million increase in energy and other variable costs resulting from increased throughput, and a $0.9 million increase in maintenance expenses.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended June 30, 2023 increased $3.2 million, or 78%, to $7.3 million compared to $4.1 million for the three months ended June 30, 2022 due to growth in EVgo’s fixed asset base.

Gross Profit (Loss) and Gross Margin

Gross profit for the three months ended June 30, 2023 improved $6.3 million, or 843%, to $5.5 million compared to a gross loss of $0.7 million for the three months ended June 30, 2022. Gross margin for the three months ended June 30, 2023 improved to 10.9% compared to negative 8.2% for the three months ended June 30, 2022 primarily due to improved leveraging of charging station costs and increased eXtend revenue, which generally has a higher gross margin, partially offset by the impact of lower LCFS prices.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2023 increased $2.2 million, or 7%, to $34.3 million compared to $32.2 million for the three months ended June 30, 2022. The increase was primarily driven by a $2.9 million increase in payroll expenses due to higher headcount and additional share-based compensation and a $0.9 million increase in impairment expense, which were partially offset by a $1.3 million decrease in legal service and professional service expenses.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended June 30, 2023 increased $0.7 million, or 16%, to $4.8 million compared to $4.1 million for the three months ended June 30, 2022. The increase was primarily due to higher amortization related to software.

Operating Loss

During the three months ended June 30, 2023, EVgo had an operating loss of $33.6 million, an improvement of $3.5 million, or 9%, compared to $37.1 million for the three months ended June 30, 2022. The decrease in operating loss was driven primarily by increased gross profits. Operating margin for the three months ended June 30, 2023 was negative 66.4% compared to negative 408.3% for the three months ended June 30, 2022.

Interest Income

Interest income for the three months ended June 30, 2023 and 2022 was $2.2 million and $0.6 million, respectively. The increase was a result of higher interest earned on cash and cash equivalents held in a high interest rate account by the Company during the three months ended June 30, 2023 compared to the same prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 30, 2023 was de minimis compared to $0.2 million for the three months ended June 30, 2022. The change was primarily due to a $0.2 million decrease in unrealized losses on investments.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended June 30, 2023, there was a $9.9 million gain on change in fair values of warrant and earnout liabilities compared to a $53.6 million gain for the three months ended June 30, 2022. The change between periods was primarily due to a lower decrease in the fair value of the warrant liabilities during the three months ended June 30, 2023 compared to the same prior year period. See “Part I, Item 1. Financial Statements – Note 10 – Fair Value Measurements” for more information.

Income Taxes

For the three months ended June 30, 2023 and 2022, EVgo’s provision for income taxes and effective tax rates were de minimis. As of June 30, 2023 and 2022, EVgo maintained a full valuation allowance on EVgo’s net deferred tax assets.

Net (Loss) Income

Net loss for the three months ended June 30, 2023 was $21.5 million, compared to net income of $17.0 million for the three months ended June 30, 2022. The change was primarily driven by the decreased gain from the change in fair values of the warrant liabilities, partially offset by an increase in gross profit.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The table below presents EVgo’s results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$75,852	$16,776	$59,076	352%
Cost of revenue	56,657	10,565	46,092	436%
Depreciation, net of capital-build amortization	13,625	7,555	6,070	80%
Gross profit (loss)	5,570	(1,344)	6,914	514%
General and administrative expenses	72,222	57,606	14,616	25%
Depreciation, amortization and accretion	9,567	8,019	1,548	19%
Operating loss	(76,219)	(66,969)	(9,250)	(14)%
Interest expense	—	(13)	13	100%
Interest income	4,197	691	3,506	507%
Other expense, net	—	(422)	422	100%
Change in fair value of earnout liability	433	2,627	(2,194)	(84)%
Change in fair value of warrant liabilities	1,011	25,839	(24,828)	(96)%
Loss before income tax expense	(70,578)	(38,247)	(32,331)	(85)%
Income tax expense	(42)	(22)	(20)	(91)%
Net loss	(70,620)	(38,269)	(32,351)	(85)%
Less: net loss attributable to redeemable noncontrolling interest	(50,518)	(28,349)	(22,169)	(78)%
Net loss attributable to Class A common stockholders	$(20,102)	$(9,920)	$(10,182)	(103)%

Gross margin	7.3%	(8.0)%
Operating margin	(100.5)%	(399.2)%
Network throughput (GWh)	42.8	18.1
Number of DC stalls	2,518	1,937

Revenue

The table below presents a disaggregation of EVgo’s revenue for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Charging revenue, retail	$15,700	$7,891	$7,809	99%
Charging revenue, commercial	4,133	1,363	2,770	203%
Charging revenue, OEM	1,538	340	1,198	352%
Regulatory credit sales	2,828	3,506	(678)	(19)%
Network revenue, OEM	3,441	1,377	2,064	150%
eXtend revenue	43,573	211	43,362	*
Ancillary revenue	4,639	2,088	2,551	122%
Total revenue	$75,852	$16,776	$59,076	352%

* Percentage greater than 999%

Total revenue for the six months ended June 30, 2023 increased $59.1 million, or 352%, to $75.9 million compared to $16.8 million for the six months ended June 30, 2022. As further discussed below, the increase in revenue was primarily due to a $43.4 million increase in eXtend revenue, a $7.8 million increase in retail charging revenue, a $2.8 million increase in commercial charging revenue, and a $2.6 million increase in ancillary revenue.

Charging Revenue, Retail. Charging revenue, retail, for the six months ended June 30, 2023 increased $7.8 million, or 99%, to $15.7 million compared to $7.9 million for the six months ended June 30, 2022. Period-over-period growth was primarily due to an overall increase in throughput driven primarily by increased charging volume and a growing number of customers.

Charging Revenue, Commercial. Charging revenue, commercial, for the six months ended June 30, 2023 increased $2.8 million, or 203%, to $4.1 million compared to $1.4 million for the six months ended June 30, 2022. Period-over-period growth was primarily due to higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the six months ended June 30, 2023 increased $1.2 million, or 352%, to $1.5 million compared to $0.3 million for the six months ended June 30, 2022. Period-over-period growth was primarily due to the addition of a new OEM partner and higher enrollments through the Company’s OEM partners.

Regulatory Credit Sales. Regulatory credit sales for the six months ended June 30, 2023 decreased $0.7 million, or 19%, to $2.8 million compared to $3.5 million for the six months ended June 30, 2022. The period-over-period decrease was primarily due to the impact of lower market prices, partially offset by increased throughput compared to the six months ended June 30, 2022.

Network Revenue, OEM. Network revenue, OEM, for the six months ended June 30, 2023 increased $2.1 million, or 150%, to $3.4 million compared to $1.4 million for the six months ended June 30, 2022. The period-over-period increase was due to increased breakage associated with prepaid charging credits and increased marketing activities.

eXtend Revenue. eXtend revenue for the six months ended June 30, 2023 increased $43.4 million to $43.6 million compared to $0.2 million for the six months ended June 30, 2022 primarily as a result of the new agreement that was executed in 2022 with the Pilot Company.

Ancillary Revenue. Ancillary revenue for the six months ended June 30, 2023 increased $2.6 million, or 122%, to $4.6 million compared to $2.1 million for the six months ended June 30, 2022. The increase was primarily due to increased equipment sales, rental income, and higher revenue from research and consulting services.

Cost of Sales

Cost of Revenue. Cost of revenue for the six months ended June 30, 2023 increased $46.1 million, or 436%, to $56.7 million compared to $10.6 million for the six months ended June 30, 2022. The increase in cost of revenue was primarily due to an increase of $33.4 million in costs to support eXtend revenue, a $7.5 million increase in energy and other variable costs resulting from increased throughput, a $2.3 million increase in fixed charging station costs, and a $2.1 million increase in maintenance expenses.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the six months ended June 30, 2023 increased $6.1 million, or 80%, to $13.6 million compared to $7.6 million for the six months ended June 30, 2022 due to growth in EVgo’s fixed asset base.

Gross Profit (Loss) and Gross Margin

Gross profit for the six months ended June 30, 2023 improved $6.9 million, or 514%, to $5.6 million compared to a gross loss of $1.3 million for the six months ended June 30, 2022. Gross margin for the six months ended June 30, 2023 improved to 7.3% compared to negative 8.0% for the six months ended June 30, 2022 primarily due to improved leveraging of charging station costs and increased eXtend revenue, which generally has a higher gross margin, partially offset by the impact of lower LCFS prices.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2023 increased $14.6 million, or 25%, to $72.2 million compared to $57.6 million for the six months ended June 30, 2022. The increase was primarily driven by a $10.7 million increase in payroll expenses due to higher headcount and additional share-based compensation and a $3.8 million increase in impairment expense.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the six months ended June 30, 2023 increased $1.5 million, or 19%, to $9.6 million compared to $8.0 million for the six months ended June 30, 2022. The increase was primarily due to higher amortization related to software.

Operating Loss

During the six months ended June 30, 2023, EVgo had an operating loss of $76.2 million, an increase of $9.3 million, or 14%, compared to $67.0 million for the six months ended June 30, 2022. The increase in operating loss was driven primarily by an increase in general and administrative expenses. Operating margin for the six months ended June 30, 2023 was negative 100.5% compared to negative 399.2% for the six months ended June 30, 2022.

Interest Income

Interest income for the six months ended June 30, 2023 and 2022 was $4.2 million and $0.7 million, respectively. The increase was a result of higher interest earned on cash and cash equivalents held in a high interest rate account by the Company during the six months ended June 30, 2023 compared to the same prior year period.

Other Expense, Net

Other expense, net, for the six months ended June 30, 2023 was de minimis compared to $0.4 million for the six months ended June 30, 2022. The change was primarily due to a $0.4 million decrease in unrealized losses on investments.

Changes in Fair Values of Warrant and Earnout Liabilities

For the six months ended June 30, 2023, there was a $1.4 million gain on change in fair values of warrant and earnout liabilities compared to a gain of $28.5 million for the six months ended June 30, 2022. The change between periods was primarily due to a lower decrease in the fair value of the warrant liabilities during the six months ended June 30, 2023 compared to the same prior year period. See “Part I, Item 1. Financial Statements – Note 10 – Fair Value Measurements” for more information.

Income Taxes

For the six months ended June 30, 2023 and 2022, EVgo’s provision for income taxes and effective tax rates were de minimis.

Net (Loss) Income

Net loss for the six months ended June 30, 2023 was $70.6 million, compared to $38.3 million for the six months ended June 30, 2022. The change was primarily driven by the decreased gain from the change in fair values of the warrant liabilities and increased general and administrative expenses incurred to support growth, partially offset by an increase in gross profit.

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

EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation, net of capital-build amortization, and (ii) share-based compensation. EVgo defines Adjusted Cost of Sales as a Percentage of Revenue as Adjusted Cost of Sales as a percentage of revenue. EVgo defines Adjusted Gross Profit (Loss) as revenue less Adjusted Cost of Sales. EVgo defines Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue. EVgo defines Adjusted General and Administrative Expenses as general and administrative expenses before (i) share-based compensation, (ii) loss on disposal of property and equipment, net of recoveries, and impairment expense, (iii) bad debt expense and (iv) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted General and Administrative Expenses as a Percentage of Revenue as Adjusted General and Administrative Expenses as a percentage of revenue. EVgo defines EBITDA as net income (loss) before (i) depreciation, net of capital-build amortization, (ii) amortization, (iii) accretion, (iv) interest income, (v) interest expense, and (vi) income tax expense. EVgo defines EBITDA Margin as EBITDA as a percentage of revenue. EVgo defines Adjusted EBITDA as EBITDA plus (i) share-based compensation, (ii) loss on disposal of property and equipment, net of recoveries, and impairment expense, (iii) (gain) loss on investments, (iv) bad debt expense, (v) change in fair value of earnout liability, (vi) change in fair value of warrant liabilities, and (vii) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue.

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss) and Adjusted Gross Margin to the most directly comparable GAAP measures, in each case, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP revenue	$50,552	$9,076	$75,852	$16,776
GAAP cost of sales	45,023	9,820	70,282	18,120
GAAP gross profit (loss)	$5,529	$(744)	$5,570	$(1,344)
GAAP cost of sales as a percentage of revenue	89.1%	108.2%	92.7%	108.0%
GAAP gross margin	10.9%	(8.2%)	7.3%	(8.0%)

Adjustments:
Depreciation, net of capital-build amortization	$7,283	$4,101	$13,625	$7,555
Share-based compensation	41	26	63	37
Total adjustments	7,324	4,127	13,688	7,592
Adjusted Cost of Sales	$37,699	$5,693	$56,594	$10,528
Adjusted Cost of Sales as a Percentage of Revenue	74.6%	62.7%	74.6%	62.8%

Adjusted Gross Profit	$12,853	$3,383	$19,258	$6,248
Adjusted Gross Margin	25.4%	37.3%	25.4%	37.2%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP revenue	$50,552	$9,076	$75,852	$16,776
GAAP general and administrative expenses	$34,333	$32,178	$72,222	$57,606
GAAP general and administrative expenses as a percentage of revenue	67.9%	354.5%	95.2%	343.4%

Adjustments:
Share-based compensation	$8,454	$7,016	$14,859	$10,511
Loss on disposal of property and equipment, net of recoveries, and impairment expense[1]	2,389	1,879	5,849	2,647
Bad debt expense	56	35	153	151
Other[1,2]	24	36	1,479	53
Total adjustments	10,923	8,966	22,340	13,362
Adjusted General and Administrative Expenses	$23,410	$23,212	$49,882	$44,244
Adjusted General and Administrative Expenses as a Percentage of Revenue	46.3%	255.8%	65.8%	263.7%

1 In the second quarter of 2023, the Company reclassified insurance proceeds from property losses from "other" to "loss on disposal of property and equipment, net of recoveries, and impairment expense". Previously reported amounts have been updated to conform to the current period presentation.

[2] For the six months ended June 30, 2023, comprised primarily of costs related to the reorganization of Company resources previously announced by the Company on February 23, 2023 and the petition filed by EVgo in the Delaware Court of Chancery in February 2023 seeking validation of EVgo's charter and share structure (the “205 Petition”), which are not expected to recur.

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure, in each case, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP revenue	$50,552	$9,076	$75,852	$16,776

GAAP net (loss) income	$(21,539)	$16,997	$(70,620)	$(38,269)
GAAP net (loss) income margin	(42.6%)	187.3%	(93.1%)	(228.1%)

Adjustments:
Depreciation, net of capital-build amortization	7,407	4,170	13,875	7,687
Amortization	4,117	3,564	8,236	6,929
Accretion	542	499	1,081	958
Interest income	(2,199)	(636)	(4,197)	(691)
Interest expense	—	13	—	13
Income tax expense	37	17	42	22
EBITDA	$(11,635)	$24,624	$(51,583)	$(23,351)
EBITDA Margin	(23.0%)	271.3%	(68.0%)	(139.2%)

Adjustments:
Share-based compensation	8,495	7,042	14,922	10,548
Loss on disposal of property and equipment, net of recoveries, and impairment expense[1]	2,389	1,879	5,849	2,647
Loss on investments	5	150	4	405
Bad debt expense	56	35	153	151
Change in fair value of earnout liability	(2,496)	(4,891)	(433)	(2,627)
Change in fair value of warrant liabilities	(7,391)	(48,712)	(1,011)	(25,839)
Other[1,2]	24	36	1,479	53
Adjusted EBITDA	$(10,553)	$(19,837)	$(30,620)	$(38,013)
Adjusted EBITDA Margin	(20.9%)	(218.6%)	(40.4%)	(226.6%)

1 In the second quarter of 2023, the Company reclassified insurance proceeds from property losses from "other" to "loss on disposal of property and equipment, net of recoveries, and impairment expense". Previously reported amounts have been updated to conform to the current period presentation.

[2] For the six months ended June 30, 2023, comprised primarily of costs related to the reorganization of Company resources previously announced by the Company on February 23, 2023 and the petition filed by EVgo in the Delaware Court of Chancery in February 2023 seeking validation of EVgo's charter and share structure (the “205 Petition”), which are not expected to recur.

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of June 30, 2023, EVgo had $257.4 million of cash, cash equivalents and restricted cash and working capital of $215.9 million. As of December 31, 2022, EVgo had $246.5 million of cash, cash equivalents and restricted cash and working capital of $188.1 million. The Company’s net cash inflow for the six months ended June 30, 2023 was $10.9 million. EVgo believes its cash and cash equivalents on hand as of June 30, 2023 are sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

To date, EVgo’s primary sources of liquidity have been cash flows from the CRIS Business Combination, revenues from its various revenue streams, government grants, proceeds from sales of EVgo’s Class A common stock, including under the ATM Program and an underwritten equity offering, and loans and equity contributions from its previous owners. EVgo’s primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers and capital expenditures (including property and equipment). EVgo’s principal uses of cash in recent periods have been funding its operations and investing in capital expenditures, including the purchase of EV chargers for installation.

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

The term of the Tax Receivable Agreement commenced upon the completion of the CRIS Business Combination and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired and all required payments are made, unless the Tax Receivable Agreement is terminated early (including upon a change of control). The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. However, the Company Group expects that the payments that it will be required to make to TRA Holders in connection with the Tax Receivable Agreement will be substantial. Any payments made by the Company Group to TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to EVgo or EVgo OpCo. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt or other agreements, the EVgo OpCo A&R LLC Agreement will require EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. EVgo generally expects EVgo OpCo to fund such distributions out of available cash. However, except in cases where the Company Group elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control, or the Company Group has available cash but fails to make payments when due, generally the Company Group may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest at the rate provided for in the Tax Receivable Agreement and such interest may significantly exceed the Company Group’s other costs of capital. In certain circumstances (including an early termination of the Tax Receivable Agreement due to a change of control or otherwise), payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration in connection with a change of control, where applicable, EVgo generally expects the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration, which could have a significant impact on EVgo’s ability to consummate a change of control or the proceeds received by EVgo’s stockholders in connection with a change of control. However, the Company Group may be required to fund such payment from other sources and, as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity or financial condition.

Cash Flows

The following table summarizes EVgo’s consolidated cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows used in operating activities	$(22,525)	$(38,370)
Cash flows used in investing activities	(99,898)	(106,836)
Cash flows provided by financing activities	133,356	5,032
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,933	$(140,174)

Operating Activities. Cash used in operating activities for the six months ended June 30, 2023 was $22.5 million compared to $38.4 million for the six months ended June 30, 2022. The year-over-year change primarily reflected a $19.5 million increase in cash flows from deferred revenue, a $9.1 million increase in cash inflows from operating income, and a $2.6 million increase in cash flows from accrued expenses, partially offset by a $9.1 million decrease in cash flows from accounts receivable, a $4.4 million decrease in cash flows from customer deposits, and a $2.8 million decrease in cash flows from accounts payable.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2023 was $99.9 million, compared to $106.8 million for the six months ended June 30, 2022. The decrease was primarily driven by a decrease in the purchases of debt securities, partially offset by an increase in purchases of property, equipment and software.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2023 was $133.4 million compared to $5.0 million for the six months ended June 30, 2022. The increase was driven primarily by the proceeds from the issuance of Class A common stock in the Company’s underwritten equity offering.

Working Capital. EVgo’s working capital as of June 30, 2023 was $215.9 million, compared to $188.1 million as of December 31, 2022. The increase was driven primarily by an $11.4 million increase in the Company’s accounts receivable, net, a $10.9 million increase in cash, cash equivalents and restricted cash, and a $6.5 million decrease in customer deposits, partially offset by a $2.2 million decrease in prepaid expenses, a $1.7 million decrease in other current assets, and a $1.6 million increase in accrued liabilities.

Contractual Obligations and Commitments. EVgo has material cash requirements for known contractual obligations and commitments in the form of operating leases, purchase commitments and certain other liabilities that are disclosed in “Part I, Item 1. Financial Statements – Note 9 – Commitments and Contingencies.” EVgo generally expects to fund these obligations through its existing cash and cash equivalents and future financing or cash flows from operations.

Critical Accounting Policies and Estimates

The discussion and analysis of EVgo’s financial condition and results of operations is based upon EVgo’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of EVgo’s financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively. See “Part I, Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies” for additional detail regarding the significant accounting policies that have been followed in preparing EVgo’s condensed consolidated financial statements.

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

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see “Part I, Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies” as of and for the three and six months ended June 30, 2023 and 2022.

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

Under the supervision of the Company’s Board of Directors and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “certifying officers”), the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. The certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting described below in “Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting”, the Company’s disclosure controls and procedures were not effective as of June 30, 2023; accordingly, the Company is implementing additional policies and procedures to remediate these shortcomings as outlined below.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts discussed below in “Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting,” there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

In the course of conducting its business operations, EVgo is exposed to a variety of risks, any of which have affected or could materially adversely affect EVgo’s business, financial condition, and results of operations. The market price of EVgo’s securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Before you make a decision to buy EVgo’s securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the Annual Report, as supplemented by the risk factors described below.

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

Further, should regulatory bodies or large market participants later impose a standard that is not compatible with EVgo’s infrastructure or products, EVgo may incur significant costs to adapt EVgo’s business model to the new standard, which may require significant time and expense and, as a result, have a material adverse effect on EVgo’s revenues or results of operations.

For example, Tesla’s charging network is based on a proprietary connector and EV inlet, which Tesla has open sourced as the North American Charging Standard (“NACS”) to supplant or replace competing connector and EV inlet standards such as the combined charging system (“CCS”). In recent months, a number of OEMs, including Ford, GM, Rivian, Volvo and Mercedes, have announced plans to adopt the NACS standard in their future EVs. SAE International, a standards-developing organization for automotive engineering professionals, is currently working on an initiative to adapt Tesla’s specifications for NACS into an industry standard.

The rapid industry shift towards the NACS standard demonstrates the ongoing evolution of industry standards. With the recent OEM announcements, NACS is poised to potentially become the de facto charging standard for EVs in North America. However, widespread or universal adoption of NACS as the industry standard could take at least five years as OEMs develop new EVs and EVSE manufacturers develop new chargers based on the NACS standard. Additionally, because a change in industry standard requires updates to a range of charging equipment, including EV inlets and EVSE connectors, cables and cooling systems, charging network operators, including EVgo, may have to spend considerable time and resources to deploy the new chargers (or retrofit existing chargers) in a manner that supports migration of EVs in North America from the CCS1 standard to the NACS standard while ensuring that existing EVs featuring CCS1 charging equipment are able to charge effectively on the updated networks.

EVgo currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.

The EV charging market is relatively new, and EVgo currently faces competition from a number of companies. There are a number of established and emerging EV charging companies operating in the U.S. that pursue various business models that are constantly evolving, including Electrify America, Blink, ChargePoint, Shell Recharge Solutions (formerly Greenlots and Volta), Tesla, Tritium, IoTecha, Borg Warner (formerly Rhombus), BP, Voltera, TerraWatt and Flo as well as certain utilities and retailers. Additionally, in July 2023, a number of OEMs, including BMW, GM, Honda, Hyundai, Kia, Mercedes-Benz and Stellantis announced plans to form a joint venture to build a large EV charging network in North America.

EVgo competes (or, in the future, may compete) with some or all of these companies and other competitors across a number of industry segments, including retail and fleet. The principal competitive factors in the industry include charger count, locations, accessibility and reliability; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; the software-enabled services offered and overall customer experience; operator brand, track record and reputation; access to equipment vendors, and service providers; and policy incentives and pricing. Competitors may be able to respond more quickly and effectively than EVgo to new or changing opportunities, technologies, standards or customer requirements and may be better equipped to initiate or withstand substantial price competition. Additionally, historically EVgo has generated a significant portion of its revenue from agreements with OEM partners, and the loss of one or more of these OEM partners as a result of such partners investing in their own EV charging networks (or another EV charging network in which they participate) could adversely affect EVgo’s business and results of operations.

In addition, there are other means for charging EVs, which could affect the level of demand for charging at EVgo’s DCFCs. For example, Tesla Inc. (“Tesla”) continues to build out its supercharger network across the U.S. for Tesla vehicles and has announced plans to open up a portion of its supercharger network to non-Tesla EV vehicles. Also, other companies sell chargers designed for customers seeking to have on-premises EV charging capability as well as for home or workplace charging, which may reduce the demand for fast charging if EV owners find “slow” charging at a workplace, at home, or other parking locations to be sufficient. Municipalities may decide to convert street lighting poles and lampposts to public charging points for EV drivers who rent, have no access to home charging, or park their EVs on the street, potentially reducing EVgo’s serviceable markets. Retailers, utilities or other Site Hosts or commercial, municipal and federal fleet businesses may opt to become owners and operators of public or private EV fast charging equipment and purchase that equipment and associated management software directly from vendors in the marketplace.

The EV charging business may become more competitive, pressuring demand for charging on EVgo’s charging network and therefore EVgo’s network utilization, revenue and margins. Competition is still developing and is expected to increase as the number of EVs sold increases. Barriers to entry in the EV charging market have eroded, and may continue to erode, as a result of government intervention and various support programs, leading to more competitors with a variety of profitability objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2023).

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Furnished herewith.
††	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVgo Inc.

Date: August 2, 2023	By:	/s/ Catherine Zoi
	Name:	Catherine Zoi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Stephanie Lee
	Name:	Stephanie Lee
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)