Form 10-Q
period 2023-09-30
EVgo Inc.
filed 2023-11-08
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share	EVGO	The Nasdaq Global Select Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	EVGOW	The Nasdaq Global Select Market

As of November 1, 2023, the Registrant had 103,553,898 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding.

		Page

	Cautionary Statement Regarding Forward-Looking Statements	3

	Frequently Used Terms	5

Part I. Financial Information

Item 1.	Financial Statements	7

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	7

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	9

	Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	10

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	12

	Notes to Condensed Consolidated Financial Statements (unaudited)	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

Part II. Other Information

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

Signatures		60

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting EVgo’s performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “plan,” “objective,” “seek,” “grow,” “possible,” “potential,” “outlook,” “forecast,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in EVgo’s filings with the Securities and Exchange Commission (the “SEC”). Moreover, EVgo operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for EVgo to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements EVgo may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:

●	changes adversely affecting EVgo’s business;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or further disruptions in the capital and credit markets;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	competition from existing and new competitors;
●	EVgo’s ability to adapt its assets and infrastructure to changes in industry and regulatory standards for EV charging;
●	the growth of the electric vehicle (“EV”) market;
●	EVgo’s ability to expand into new service markets, grow its customer base and manage its operations;
●	EVgo’s ability to develop new features and functionality that meet market needs and achieve market acceptance;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third-party contractors to provide various services and hardware;
●	EVgo’s ability to obtain additional capital on commercially reasonable terms;
●	supply chain disruptions, inflation and other increases in expenses;
●	safety and environmental requirements or regulations that may subject EVgo to unanticipated liabilities or costs;
●	any current, pending or future legislation, regulations or policies that could impact EVgo’s business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs;
●	partnerships with commercial or public-entity property owners, landlords and/or tenants (collectively “Site Hosts”), original equipment manufacturers (“OEMs”), fleet operators and suppliers;
●	EVgo’s ability to maintain, protect and enhance EVgo’s intellectual property;

●	general economic or political conditions, including the conflicts in Ukraine, Israel and the broader Middle East region, and elevated rates of inflation and the associated changes in monetary policy; and
●	other factors detailed under the section entitled “Risk Factors” in EVgo’s periodic filings with the SEC.

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

USE OF TRADEMARKS

This Quarterly Report may include trademarks, trade names, and service marks owned by EVgo. EVgo’s trademarks include EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, EVgo Optima™, Pay with PlugShare™, PlugShare®, and PlugShare® Premium™. EVgo’s trademarks are either registered or have been used as common law trademarks by EVgo. This Quarterly Report may contain additional trademarks, trade names, and service marks of others, which are, to EVgo’s knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Quarterly Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that EVgo will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. EVgo does not intend its use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of EVgo by, such other parties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
(in thousands)	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$228,709	$246,193
Accounts receivable, net of allowance of $1,016 and $687 as of September 30, 2023 and December 31, 2022, respectively	25,655	11,075
Accounts receivable, capital-build	13,179	8,011
Prepaid expenses and other current assets	10,796	10,205
Total current assets	278,339	275,484
Property, equipment and software, net	397,927	308,112
Operating lease right-of-use assets	56,190	51,856
Restricted cash	—	300
Other assets	1,888	2,308
Intangible assets, net	51,901	60,612
Goodwill	31,052	31,052
Total assets	$817,297	$729,724

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$17,605	$9,128
Accrued liabilities	38,112	39,233
Operating lease liabilities, current	5,719	4,958
Deferred revenue, current	19,904	16,023
Customer deposits	10,908	17,867
Other current liabilities	61	136
Total current liabilities	92,309	87,345
Operating lease liabilities, noncurrent	50,216	45,689
Earnout liability, at fair value	855	1,730
Asset retirement obligations	19,355	15,473
Capital-build liability	33,434	26,157
Deferred revenue, noncurrent	46,174	23,900
Warrant liabilities, at fair value	6,519	12,304
Total liabilities	$248,862	$212,598

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2023	2022
(in thousands, except share data)	(unaudited)
Redeemable noncontrolling interest	$661,804	$875,226

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 102,720,564 and 70,247,726 shares outstanding (excluding 718,750 shares subject to possible forfeiture) as of September 30, 2023 and December 31, 2022, respectively	10	7
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 195,800,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	20	20
Additional paid-in capital	142,543	17,533
Accumulated deficit	(235,942)	(375,660)
Total stockholders’ deficit	(93,369)	(358,100)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$817,297	$729,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$35,107	$10,509	$110,959	$27,285

Cost of revenue	25,884	8,530	82,541	19,095
Depreciation, net of capital-build amortization	8,619	5,187	22,244	12,742
Cost of sales	34,503	13,717	104,785	31,837
Gross profit (loss)	604	(3,208)	6,174	(4,552)

General and administrative expenses	32,001	32,322	104,223	89,928
Depreciation, amortization and accretion	4,975	4,516	14,542	12,535
Total operating expenses	36,976	36,838	118,765	102,463
Operating loss	(36,372)	(40,046)	(112,591)	(107,015)

Interest expense	—	(8)	—	(21)
Interest income	2,898	1,636	7,095	2,327
Other income (expense), net	1	(347)	1	(769)
Change in fair value of earnout liability	442	(1,299)	875	1,328
Change in fair value of warrant liabilities	4,774	(10,858)	5,785	14,981
Total other income (expense), net	8,115	(10,876)	13,756	17,846
Loss before income tax expense	(28,257)	(50,922)	(98,835)	(89,169)
Income tax expense	—	—	(42)	(22)
Net loss	(28,257)	(50,922)	(98,877)	(89,191)
Less: net loss attributable to redeemable noncontrolling interest	(18,536)	(37,704)	(69,054)	(66,053)
Net loss attributable to Class A common stockholders	$(9,721)	$(13,218)	$(29,823)	$(23,138)

Net loss per share to Class A common stockholders, basic and diluted	$(0.09)	$(0.19)	$(0.34)	$(0.33)

Net loss	$(28,257)	$(50,922)	$(98,877)	$(89,191)
Other comprehensive loss, net of tax
Net change in unrealized income on available-for-sale securities	—	47	—	—
Comprehensive loss	(28,257)	(50,875)	(98,877)	(89,191)
Less: comprehensive loss attributable to redeemable noncontrolling interest	(18,536)	(37,669)	(69,054)	(66,053)
Comprehensive loss attributable to Class A common stockholders	$(9,721)	$(13,206)	$(29,823)	$(23,138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2023

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	70,248	$7	195,800	$20	$17,533	$(375,660)	$(358,100)
Share-based compensation	—	—	—	—	5,797	—	5,797
Issuance of Class A common stock under share-based compensation plans	1,156	0	—	—	0	—	—
Net loss¹	—	—	—	—	—	(13,076)	(13,076)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(23,330)	(662,282)	(685,612)
Balance, March 31, 2023	71,404	7	195,800	20	—	(1,051,018)	(1,050,991)
Share-based compensation	—	—	—	—	8,255	—	8,255
Issuance of Class A common stock under the equity offering, net of issuance costs	30,123	3	—	—	123,413	—	123,416
Issuance of Class A common stock under the ATM, net of issuance costs	889	0	—	—	5,746	—	5,746
Issuance of Class A common stock under share-based compensation plans	178	0	—	—	0	—	—
Net loss²	—	—	—	—	—	(7,026)	(7,026)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(137,414)	865,404	727,990
Balance, June 30, 2023	102,594	$10	$195,800	$20	$—	$(192,640)	$(192,610)
Share-based compensation	—	—	—	—	5,129	—	5,129
Issuance of Class A common stock under share-based compensation plans	127	0	—	—	0	—	—
Net loss³	—	—	—	—	—	(9,721)	(9,721)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	137,414	(33,581)	103,833
Balance, September 30, 2023	102,721	$10	195,800	$20	$142,543	$(235,942)	$(93,369)

[1] Excludes $36.0 million of net loss attributable to redeemable noncontrolling interest.
[2] Excludes $14.5 million of net loss attributable to redeemable noncontrolling interest.
[3] Excludes $18.5 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2022

(unaudited)

							Accumulated
					Additional		Other	Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	68,021	$7	195,800	$20	$—	$(1,358,358)	$—	$(1,358,331)
Share-based compensation	—	—	—	—	2,999	—	—	2,999
Warrants exercised and release of warrant liability	0	0	—	—	2	—	—	2
Issuance of Class A common stock under share-based compensation plans	248	0	—	—	0	—	—	0
Net loss[1]	—	—	—	—	—	(14,399)	—	(14,399)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(3,001)	(609,095)	—	(612,096)
Balance, March 31, 2022	68,269	7	195,800	20	—	(1,981,852)	—	(1,981,825)
Share-based compensation	—	—	—	—	6,582	—	—	6,582
Warrants exercised and release of warrant liability	0	0	—	—	1	—	—	1
Issuance of Class A common stock under share-based compensation plans	309	0	—	—	0	—	—	0
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(47)	(47)
Net income[2]	—	—	—	—	—	4,479	—	4,479
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	1,354,074	—	1,354,074
Balance, June 30, 2022	68,578	$7	195,800	$20	6,583	$(623,299)	(47)	$(616,736)
Share-based compensation	—	—	—	—	6,450	—	—	6,450
Issuance of Class A common stock under share-based compensation plans	88	0	—	—	0	—	—	0
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	47	47
Net loss[3]	—	—	—	—	—	(13,218)	—	(13,218)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(13,033)	(396,114)	—	(409,147)
Balance, September 30, 2022	68,666	$7	195,800	$20	$—	$(1,032,631)	$—	$(1,032,604)

[1] Excludes $40.9 million of net loss attributable to redeemable noncontrolling interest.
[2] Excludes $12.5 million of net income attributable to redeemable noncontrolling interest.
[3] Excludes $37.7 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(98,877)	$(89,191)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	36,786	25,277
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	8,065	4,618
Share-based compensation	21,023	17,441
Change in fair value of earnout liability	(875)	(1,328)
Change in fair value of warrant liabilities	(5,785)	(14,981)
Other	23	521
Changes in operating assets and liabilities
Accounts receivable, net	(14,581)	(3,987)
Receivables from related parties	—	1,500
Prepaid expenses, other current assets and other assets	(289)	840
Operating lease assets and liabilities, net	955	(1,082)
Accounts payable	2,781	(45)
Payables to related parties	—	24
Accrued liabilities	2,247	1,567
Deferred revenue	26,155	3,544
Customer deposits	(6,959)	(1,795)
Other current and noncurrent liabilities	(450)	(260)
Net cash used in operating activities	(29,781)	(57,337)
Cash flows from investing activities
Purchases of property, equipment and software	(124,085)	(133,885)
Proceeds from insurance for property losses	242	729
Purchases of investments	—	(37,332)
Proceeds from sale of investments	—	37,166
Net cash used in investing activities	(123,843)	(133,322)
Cash flows from financing activities
Proceeds from issuance of Class A common stock under the ATM	5,828	—
Proceeds from issuance of Class A common stock under the equity offering	128,023	—
Proceeds from capital-build funding	7,079	6,864
Proceeds from exercise of warrants	—	3
Payments of deferred transaction costs	(5,090)	(409)
Net cash provided by financing activities	135,840	6,458
Net decrease in cash, cash equivalents and restricted cash	(17,784)	(184,201)
Cash, cash equivalents and restricted cash, beginning of period	246,493	485,181
Cash, cash equivalents and restricted cash, end of period	$228,709	$300,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Supplemental disclosure of noncash investing and financing activities
Fair value adjustment to redeemable noncontrolling interest	$146,211	$332,831
Purchases of property and equipment in accounts payable and accrued liabilities	$24,440	$32,939
Non-cash increase in accounts receivable, capital-build, and capital-build liability	$12,247	$6,199
Non-cash increase in asset retirement obligations	$2,592	$2,841
Transaction costs in accounts payable and accrued liabilities	$—	$152
Issuance costs in accounts payable and accrued liabilities	$23	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Description of Business and Nature of Operations

EVgo Inc. (“EVgo” or the “Company”) owns and operates a public direct current (“DC”) fast charging network for electric vehicles (“EVs”) in the United States (“U.S.”). EVgo’s network of charging stations provides EV charging infrastructure to consumers and businesses. Its network is capable of charging all EV models and charging standards currently available in the U.S. EVgo partners with automotive original equipment manufacturers (“OEMs”), fleet and rideshare operators, retail hosts such as grocery stores, shopping centers, gas stations, parking lot operators, governments and other organizations and property owners in order to locate and deploy its EV charging infrastructure.

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

As the sole managing member of EVgo OpCo, Thunder Sub operates and controls all of the business and affairs of EVgo OpCo and through EVgo OpCo and its subsidiaries, conducts its business. Accordingly, beginning on July 1, 2021 (the “CRIS Close Date”), the Company began consolidating the financial results of EVgo OpCo and recorded a redeemable noncontrolling interest in its consolidated financial statements to reflect the EVgo OpCo Units that are owned by EVgo Holdings after the CRIS Close Date. As of September 30, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing 65.4% of the total outstanding EVgo OpCo Units and an equal number of shares of the Company’s Class B common stock. As of September 30, 2023, the shares of the Company’s Class B common stock held by EVgo Holdings and the shares of the Company’s Class A common stock held by EVgo Member Holdings collectively represented a 67.4% voting interest in the Company.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and are presented in accordance with GAAP for interim financial information, as set by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation. These condensed consolidated financial statements include all adjustments considered necessary, in the opinion of management, for a fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of stockholders’ deficit and condensed consolidated statements of cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

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

The Company had two customers that collectively comprised 41.5% of the Company’s total net accounts receivable as of September 30, 2023. The Company had one customer that comprised 20.5% of the Company’s total net accounts receivable as of December 31, 2022. For the three and nine months ended September 30, 2023, one customer represented 29.6% and 49.3% of revenue, respectively. For the three months ended September 30, 2022, two customers collectively represented 23.3% of revenue. For the nine months ended September 30, 2022, one customer represented 17.2% of revenue.

For the three months ended September 30, 2023, two vendors collectively provided 74.9% of EVgo’s total charging equipment. For the nine months ended September 30, 2023, one vendor provided 77.6% of EVgo’s total charging equipment. For the three months ended September 30, 2022, three vendors collectively provided 87.3% of EVgo’s total charging equipment. For the nine months ended September 30, 2022, three vendors collectively provided 78.6% of EVgo’s total charging equipment.

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

The Company had unused letters of credit, which were collateralized with cash, classified as restricted cash on the Company’s condensed consolidated balance sheets, of $0.7 million as of September 30, 2023 and December 31, 2022, associated with the construction of its charging stations and in connection with one of its operating leases.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Other accounts receivable of $1.5 million and $1.3 million were included in accounts receivable, net, on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), as amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of September 30, 2023, the Company has not adopted any expedients and exceptions under ASU 2020-04. The Company will continue to evaluate the impact of ASU 2020-04 on its condensed consolidated financial statements.

Note 3 – Revenue Recognition

The table below presents a disaggregation of EVgo’s revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Charging revenue, retail	$13,357	$5,176	$29,057	$13,067
Charging revenue, commercial	4,042	678	8,175	2,041
Charging revenue, OEM	1,477	252	3,015	592
Regulatory credit sales	1,807	1,178	4,635	4,684
Network revenue, OEM	1,114	448	4,555	1,825
eXtend revenue	10,475	1,543	54,048	1,754
Ancillary revenue	2,835	1,234	7,474	3,322
Total revenue	$35,107	$10,509	$110,959	$27,285

The following table provides information about contract assets and liabilities from contracts with customers as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,	Change
(dollars in thousands)	2023	2022	$	%
Contract assets	$511	$2,861	$(2,350)	(82)%
Contract liabilities	$76,986	$57,790	$19,196	33%

As of September 30, 2023 there were $0.5 million in contract assets compared to $2.9 million as of December 31, 2022 The balance of contract assets is driven by the difference in timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. Contract liabilities as of September 30, 2023 increased $19.2 million, or 33%, to $77.0 million compared to $57.8 million as of December 31, 2022. The balance of contract liabilities is driven by the difference in timing between when cash is received pursuant to a contract and when the Company’s performance obligations under the contract are satisfied.

The following table presents the change in contract liabilities during the nine months ended September 30, 2023:

Nine Months Ended
(in thousands)	September 30, 2023
Balance as of December 31, 2022	$57,790
Additions	85,130
Recognized in revenue	(65,645)
Marketing activities recognized on a net basis	(289)
Balance as of September 30, 2023	$76,986

Revenues related to contract liabilities for the three and nine months ended September 30, 2023 and 2022 included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Amounts included in the beginning of period contract liabilities balance	$9,305	$849	$15,865	$3,438
Amounts associated with performance obligations satisfied in previous periods	$141	$—	$166	$5

It is anticipated that deferred revenue as of September 30, 2023 will be recognized in the following periods ending December 31:

(in thousands)
2023	$4,017
2024	17,110
2025	14,353
2026	18,559
$54,039

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of September 30, 2023 and December 31, 2022, there was $12.0 million and $8.7 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

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

The Company has estimated operating lease commitments of $49.7 million for leases where the Company has not yet taken possession of the underlying asset as of September 30, 2023. As such, the related operating lease right-of-use assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of September 30, 2023.

For the three and nine months ended September 30, 2023 and 2022, the Company’s lease costs consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs
Cost of sales	$1,731	$824	$4,522	$1,915
General and administrative expenses	1,073	1,036	3,513	2,316
Variable lease costs
Cost of sales	559	122	1,376	309
General and administrative expenses	44	34	101	70
Short-term lease costs	10	24	69	68
	$3,417	$2,040	$9,581	$4,678

As of September 30, 2023, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2023	$2,476
2024	10,390
2025	9,575
2026	9,116
2027	8,493
Thereafter	43,715
Total undiscounted operating lease payments	83,765
Less: imputed interest	(27,830)
Total discounted operating lease liabilities	$55,935

Other supplemental and cash flow information for the nine months ended September 30, 2023 and 2022, consisted of the following:

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
Weighted-average remaining lease term (in years)	8.3	8.9
Weighted-average discount rate	8.8%	7.9%
Cash paid for amounts included in measurement of operating lease liabilities	$2,374	$4,106
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,546	$26,548

Lessor Accounting

The Company leases charging equipment, charging stations and other technical installations and subleases properties leased from Site Hosts to third parties under operating leases where EVgo is the lessor. Initial lease terms are generally one to ten years with renewal options and include the ability to terminate for cause. For leasing arrangements, classified as operating leases, the underlying asset is carried at its carrying value as owned and operated systems within property, equipment and software, net, or included in operating lease right-of-use assets on the condensed consolidated balance sheets.

For the three and nine months ended September 30, 2023 and 2022, the Company’s operating lease income consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Operating lease income:
Fixed lease income	$542	$152	$1,534	$616
Sublease income	403	99	937	117
Total operating lease income	$945	$251	$2,471	$733

As of September 30, 2023, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2023	$608
2024	1,535
2025	837
2026	730
2027	670
Thereafter	346
$4,726

The components of charging equipment, charging stations, land, and host sites subleased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, and operating lease right-of-use-assets were as follows as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Charging station equipment and construction costs	$6,055	$3,557
Land and building	10,507	10,507
Less: accumulated depreciation	(1,104)	(980)
Property, equipment and software, net	$15,458	$13,084

Operating lease right-of-use assets	$6,359	$5,554

Note 5 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Charging station installation costs	$182,185	$121,820
Charging station equipment	118,961	79,031
Construction in process	102,484	104,395
Charging equipment	39,351	20,596
Software	16,814	14,289
Land and building	15,932	15,932
Office equipment, vehicles and other	1,754	1,647
Total property, equipment and software	477,481	357,710
Less accumulated depreciation and amortization	(79,554)	(49,598)
Property, equipment and software, net	$397,927	$308,112

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Cost of sales
Depreciation of property and equipment	$10,328	$6,508	$27,214	16,493
Amortization of capital-build liability	(1,709)	(1,321)	(4,970)	(3,751)
General and administrative expenses
Depreciation of property and equipment	127	88	377	221
Amortization of software	1,361	1,011	3,789	2,132
Impairment expense	1,789	1,254	7,614	3,248
Loss on disposal of property and equipment, net of insurance recoveries	427	(12)	451	641
	$12,323	$7,528	$34,475	18,984

Note 6 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of September 30, 2023:

	September 30, 2023
				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(12,829)	$28,671	8.3 years
Customer relationships	19,000	(15,154)	3,846	1.0 years
Developed technology	14,000	(3,408)	10,592	10.8 years
User base	11,000	(6,121)	4,879	1.8 years
Trade name	5,000	(1,087)	3,913	12.8 years
	$90,500	$(38,599)	$51,901

Amortization of intangible assets was $2.9 million for each of the three months ended September 30, 2023 and 2022. Amortization of intangible assets was $8.7 million for each of the nine months ended September 30, 2023 and 2022.

Note 7 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity for the nine months ended September 30, 2023 was as follows:

(in thousands)
Balance as of December 31, 2022	$15,473
Liabilities incurred	2,606
Accretion expense	1,665
Change in estimate	(14)
Liabilities settled	(375)
Balance as of September 30, 2023	$19,355

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

Issuance Costs

In connection with the issuance of Class A common stock through the ATM Program and the equity offering, in addition to the discounts and commissions deducted from the gross proceeds, the Company incurred direct and incremental issuance costs, consisting primarily of legal, accounting, and other professional fees. Issuance costs directly attributable to the offering are recorded to additional paid-in capital as a reduction of proceeds. Deferred issuance costs will offset additional paid-in capital on a pro rata basis as the available shares on the shelf offering are issued. For the nine months ended September 30, 2023, $0.4 million of costs were recorded as additional paid-in capital as a reduction of proceeds. As of September 30, 2023 and December 31, 2022, $1.0 million of deferred issuance costs was included in other current assets.

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

Purchase Commitments

As of September 30, 2023, EVgo had $76.0 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, all of which were short-term. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. As of September 30, 2023, EVgo had $14.7 million in other material commitments to third parties.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of September 30, 2023 and December 31, 2022:

	September 30,		December 31,
	2023		2022
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$201,125	1	$150,125
Liabilities
Earnout liability	3	$855	3	$1,730
Warrant liability – Public Warrants	1	5,381	1	10,164
Warrant liability – Private Placement Warrants	3	1,138	2	2,140
Total liabilities		$7,374		$14,034

The earnout liability was valued using a Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability were as follows:

September 30,
2023
Stock price	$3.38
Risk-free interest rate	4.86%
Expected restriction period (in years)	2.7
Expected volatility	71%
Dividend rate	—%

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

As of December 31, 2022, the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered a Level 2 fair value measurement. As of March 31, 2023, the Private Placement Warrants were valued using the Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo method simulation methodology are as follows:

March 31,
2023
Stock price	$7.79
Risk-free interest rate	3.78%
Expected term (in years)	3.3
Expected volatility	33%
Dividend rate	—%
Exercise price	$11.50

As of June 30, 2023, the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered a Level 2 fair value measurement. As of September 30, 2023, the Private Placement Warrants were valued using a Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo simulation methodology are as follows:

September 30,
2023
Stock price	$3.38
Risk-free interest rate	4.86%
Expected term (in years)	2.8
Expected volatility	71%
Dividend rate	—%
Exercise price	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023:

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2022	$1,730	$—
Change in fair value of liability	2,063	—
Transfers into Level 3	—	3,285
Fair value as of March 31, 2023	3,793	3,285
Change in fair value of liability	(2,496)	(1,320)
Transfers out of Level 3	—	(1,965)
Fair value as of June 30, 2023	1,297	—
Change in fair value of liability	(442)	—
Transfers into Level 3	—	1,138
Fair value as of September 30, 2023	$855	$1,138

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2023 or December 31, 2022.

Note 11 – Income Taxes

The Company’s provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. All income (loss) before income taxes is generated in the U.S. The Company’s provision for income taxes and effective tax rates reflect the impact of a full valuation allowance on its deferred tax assets and a significant portion of income (loss) being allocated to a nontaxable partnership. Prior to July 1, 2021, the Company was not a taxable entity for U.S. federal income tax purposes or for any of the states in which the Company operated. On July 1, 2021, pursuant to the CRIS Business Combination, the Company became a taxable entity for U.S. federal income tax purposes and for all of the states in which the Company operates.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of September 30, 2023 and December 31, 2022.

The Company files income tax returns in the U.S. at the federal level and in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

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

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. As of September 30, 2023, no transactions have occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 13 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net loss	$(28,257)	$(50,922)	$(98,877)	$(89,191)
Less: net loss attributable to redeemable noncontrolling interest	(18,536)	(37,704)	(69,054)	(66,053)
Net loss attributable to Class A common stockholders	(9,721)	(13,218)	(29,823)	(23,138)
Less: net loss attributable to participating securities	(68)	(137)	(246)	(240)
Net loss attributable to Class A common stockholders, basic and diluted	$(9,653)	$(13,081)	$(29,577)	$(22,898)

Denominator
Weighted average common stock outstanding	103,406	69,340	87,168	69,226
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)	(719)	(719)
Weighted average common stock outstanding, basic and diluted	102,687	68,621	86,449	68,507

Net loss per share – basic and diluted	$(0.09)	$(0.19)	$(0.34)	$(0.33)

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

	Three and Nine Months Ended
	September 30,
(in thousands)	2023	2022
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	8,264	3,462
Stock options	1,285	375
	27,647	21,935

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted net loss per share because their vesting threshold (i.e., the $15.00 triggering event) had not yet been met as of September 30, 2023 and 2022.

Note 14 – Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$58	$28	$121	$65
General and administrative expenses	6,043	6,865	20,902	17,376
Total share-based compensation expense	$6,101	$6,893	$21,023	$17,441

During the three months ended September 30, 2023, the Company entered into a transition agreement with Catherine Zoi and certain other parties in connection with Ms. Zoi’s anticipated resignation as the Company’s Chief Executive Officer. Pursuant to the transition agreement, subject to certain conditions, Ms. Zoi shall be deemed to have remained in continuous employment with the Company or its affiliates through April 30, 2024, for purposes of vesting, settlement, and exercisability of her outstanding and unvested Company RSUs and stock options, and Ms. Zoi shall vest in her Time Vesting Incentive Units (as defined below) on January 16, 2024. Ms. Zoi will additionally vest in her Sale Vesting Incentive Units (as defined below) upon the consummation of a sale of the Company during the six month period following Ms. Zoi’s separation date, if such a sale transaction were to occur. The Company determined that these provisions represented a modification of the existing awards, resulting in the cumulative compensation cost recognized for the original RSU, stock option, and Time Vesting Incentive Unit awards being zero immediately prior to the modification as none of the awards were otherwise expected to vest. The incremental fair value of the modified RSU, stock option and Time Vesting Incentive Unit awards of $4.2 million will be recognized over the period from the modification date to the separation date. The incremental fair value of the modified Sale Vesting Incentive Unit awards was $6.1 million. The fair value of the modified awards is reflected in the weighted average grant date fair value of the Company’s unvested RSUs and Incentive Units (as defined below) as of September 30, 2023 in the tables below.

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, stockholders approved the Board of Directors-approved 2021 Long Term Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of September 30, 2023, there were 22,262,930 shares of Class A common stock available for grant.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

			Weighted
	Shares	Weighted	Average
	Underlying	Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2022	375	$12.86	9.2 years	$—
Granted	1,005	$7.63
Forfeited or expired	(95)	$9.59
Outstanding as of September 30, 2023	1,285	$9.01	9.2 years	$—
Exercisable as of September 30, 2023	114	$12.86	8.5 years	$—

As of September 30, 2023, the Company’s unrecognized share-based compensation expense related to stock options was approximately $2.6 million, which is expected to be recognized over a weighted average period of 1.5 years. No stock options were exercised during the nine months ended September 30, 2023. The fair values of stock options granted and modified during the three and nine months ended September 30, 2023 were computed using the Black-Scholes or the Hull-White option-pricing models, in order to ensure that the valuation reflected all substantive characteristics of the instruments, with the assumptions described below. For valuations where the Company had limited historical volatility information available, the expected volatility was based on a weighted average between the actual volatility for comparable public companies and the actual volatility for the Company, if shorter than the expected term of the options. The expected life under the Black-Scholes model was estimated using the simplified method. The expected life under the Black-Scholes model was estimated using the simplified method or full remaining term, based on whether or not the participant was expected to exercise the option. The expected life under the Hull-White model was calculated as the average time to achieve the 2.8x strike exercise price in the simulation.

Risk-free interest rate	3.5 to 5.4%
Dividend yield	—%
Expected volatility	78 to 79%
Expected life (in years)	0.8 to 10.0

Restricted Stock Units

The table below represents the Company’s RSU activity under the 2021 Incentive Plan during the nine months ended September 30, 2023:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Unvested as of December 31, 2022	3,930	$10.85
Granted[1]	6,584	$5.13
Vested	(1,461)	$10.89
Forfeited	(789)	$8.04
Unvested as of September 30, 2023[1]	8,264	$6.55

[1] Weighted average grant date fair value reflects the impact of modified awards.

The total fair value of RSUs vested during the nine months ended September 30, 2023 was $8.2 million. As of September 30, 2023, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $29.4 million, which is expected to be recognized over a weighted average period of 1.5 years.

EVgo Management Holdings, LLC Incentive Units

Following the Holdco Merger and prior to the CRIS Business Combination, all employees of EVgo Services received share-based compensation in the form of units in EVgo Management Holdings, LLC (“EVgo Management”) that track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). Of each individual grant of Incentive Units, 65% of the grant was designated as time vesting (the “Time Vesting Incentive Units”) and the remaining portion (35% of the grant) was designated as sale vesting (the “Sale Vesting Incentive Units”). The Time Vesting Incentive Units vest annually and equally over a period of four years from the date of grant. Sale Vesting Incentive Units vest based upon the achievement of certain trigger events relating to the sale of EVgo Holdings. Presented below is a summary of the activity of the Company’s Incentive Units during the nine months ended September 30, 2023:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Unvested as of December 31, 2022	471	$18.68
Vested	(108)	$17.24
Forfeited	(81)	$34.97
Unvested as of September 30, 2023[1]	282	$43.14

[1] Weighted average grant date fair value reflects the impact of modified awards.

As of September 30, 2023, the Company’s unrecognized share-based compensation expense related to unvested Time Vesting Incentive Units was approximately $2.4 million, which is expected to be recognized over a weighted average period of 0.5 years. As of September 30, 2023, unrecognized share-based compensation expense related to unvested Sale Vesting Incentive Units was approximately $8.0 million, which is contingent upon the occurrence of a sale event. The fair value of Incentive Units modified during the three and nine months ended September 30, 2023 were calculated using the Monte Carlo simulation model. Assumptions used in the valuation of the modified Incentive Units are as follows:

Risk-free interest rate	4.5%
Discount for lack of marketability	10.0%
Expected volatility	76%
Time to exit (in years)	3.4

Note 15 – Redeemable Noncontrolling Interest

As of September 30, 2023 and December 31, 2022, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a 65.6% and a 73.6% economic ownership interest, respectively, in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and that same number of shares of the Company’s Class B common stock, representing a 65.4% and a 73.4% voting interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 12).

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

The following is a reconciliation of changes in redeemable noncontrolling interest for the nine months ended September 30, 2023:

(in thousands)
Balance as of December 31, 2022	$875,226
Net loss attributable to redeemable noncontrolling interest	(69,054)
Equity-based compensation attributable to redeemable noncontrolling interest	1,843
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(146,211)
Balance as of September 30, 2023	$661,804

Note 16 – Subsequent Events

In November 2023, subsidiaries of the Company (the “Real Estate Subsidiaries”) sold three parcels of real estate for an aggregate purchase price of $16.5 million and the Company received aggregate net proceeds of $14.6 million. Concurrently with the closing of the sale transactions, the Real Estate Subsidiaries also entered into lease agreements with the purchaser of the three parcels, pursuant to which the Real Estate Subsidiaries will lease the parcels for an initial term of ten years, with six 5-year renewal options. The Real Estate Subsidiaries have conditional termination rights under the leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of EVgo’s consolidated results of operations and financial condition. The discussion should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and the related notes thereto as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Quarterly Report, and the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2022 and 2021 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report. Factors which could cause such differences are discussed therein.

Overview

EVgo is a key leader in charging solutions, building and operating the infrastructure and tools to expedite the mass adoption of EVs for individual drivers, rideshare and commercial fleets, and businesses. Since 2019 EVgo has purchased renewable energy certificates to match the electricity that powers its network.

EVgo has a flexible business model that derives value through multiple revenue streams. The foundation of the Company’s business is the development and operation of EV charging sites through which it dispenses electricity to EVs driven by individuals, commercial drivers, and fleet operators. EVgo’s core revenue stream is from the provision of charging services for EVs of all types on EVgo’s network. In addition, a variety of business-to-business commercial relationships provide EVgo with revenue or cash payments based on commitments to build new infrastructure, provide guaranteed access to charging, and offer marketing, data and software-driven services. EVgo also earns revenue from the sale of regulatory credits generated through sales of electricity and its operation and ownership of its DCFC network. EVgo believes this combination of revenue streams can drive long-term margin expansion and customer retention.

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

Recent Developments

Geopolitical and Macroeconomic Environment

During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors. For example, Russia’s military invasion of Ukraine and the subsequent sanctions imposed on Russia, Belarus, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, and an escalation of tensions and conflict in Israel and the broader Middle East region, have led to and will likely continue to lead to, geopolitical instability, market uncertainty and supply disruptions. Additionally, rising inflation has increased operating costs for many businesses and, together with slowing economic growth and fear of a recession, has led governments to change monetary policy in response. Finally, concerns regarding the stability of the U.S. and international financial systems has raised concerns regarding potential losses of financial assets; the potential loss of access to working capital sources and access to favorable commercial financing terms (including terms related to interest rates and restrictive financial or operating covenants); and systemic limitations on access to credit and liquidity sources.

The current economic environment remains uncertain and the extent to which EVgo’s operating and financial results for future periods will be impacted by the conflicts in Ukraine, Israel and the broader Middle East region, rates of inflation, instability in the financial services sector, supply-chain disruptions, government efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time. In addition, continued long lead times of grid equipment such as transformers may impact EVgo’s development cycle.

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

Leadership Succession Plan

On August 2, 2023, EVgo announced that the Board of Directors has appointed Badar Khan, a member of the Board of Directors, to succeed Catherine Zoi as the Company’s Chief Executive Officer, effective on or about November 9, 2023.

Key Components of Results of Operations

Revenue

EVgo’s revenue is generated across various business lines. The majority of EVgo’s revenue is generated from the sale of charging services, which are comprised of retail, commercial and OEM business lines, and its eXtend offering. In addition, EVgo generates ancillary revenue through the sale of data services and consumer retail services. EVgo also offers network services to OEM customers, including memberships and marketing. Finally, as a result of owning and operating the EV charging stations, EVgo earns regulatory credits such as LCFS credits, which are sold to generate additional revenue.

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

Key Performance Indicators

EVgo management uses several performance metrics to manage the business and evaluate financial and operating performance:

Network Throughput on the EVgo Network

Network throughput represents the total amount of GWh that is consumed by EVs using chargers and charging stations that EVgo has operational on its network (excluding eXtend chargers and charging stations) (the “EVgo Network”). EVgo typically monitors GWh sales by three components: business line, customer and customer class. EVgo believes monitoring of component trends and contributions is the appropriate way to monitor and measure business-related health.

Number of DC Stalls on the EVgo Network

Number of DC stalls represents the total number of DC stalls (energized, inspected and commissioned) on the EVgo Network (“DC Stalls”). One stall can charge one vehicle at a time. There are certain configurations of EVgo sites where one DC charger is capable of charging only one vehicle at a time; all chargers at such a site are counted as one stall per one charger. There are certain configurations of EVgo sites where one DC charger is capable of charging two vehicles simultaneously; all chargers at such a site are counted as two stalls per one charger. The following table presents network throughput and the number of DC Stalls on the EVgo Network:

	September 30,
	2023	2022
Network throughput (GWh) for the three months ended	37	12
Network throughput (GWh) for the nine months ended	80	30
Number of DC Stalls on EVgo Network (in thousands) as of	2.7	2.1

Receipts

EVgo defines Receipts as total revenue plus the change in deferred revenue over the same period. Pursuant to the term of certain OEM contracts, EVgo is paid well in advance of when revenue can be recognized according to ASC 606; usually, the payment is tied to the number of stalls that commence operations under the applicable contract arrangement. EVgo believes that its Receipts metric provides investors valuable insight into cash that has been generated from EVgo’s customers and EVgo’s periodic performance. EVgo uses Receipts to monitor and measure EVgo’s commercial performance, liquidity and growth as EVgo’s OEM customers pay EVgo in advance for placing stalls in operation and then EVgo recognizes a portion of the related revenue over time.

The following table presents the calculation of Receipts for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP revenue[1]	$35,107	$10,509	$110,959	$27,285
GAAP changes in deferred revenue[2]	7,216	4,116	26,155	3,544
Total Receipts	$42,323	$14,625	$137,114	$30,829

Year-over-year percentage change in total Receipts	189%		345%

[1] As reflected in the condensed consolidated statements of operations and comprehensive loss.
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

Competition

The EV charging industry is increasingly competitive. The principal competitive factors in the industry include charger count, locations, accessibility and reliability; charger connectivity to EVs and ability to charge widely adopted standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; software-enabled service offerings and overall customer experience; operator brand, track record and reputation; access to equipment vendors and service providers; policy incentives; and pricing. Existing competitors may expand their product offerings and sales strategies, new competitors may enter the market and certain fleet customers may choose to install and operate their own charging infrastructure. If EVgo’s market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

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

Technology Risks

EVgo relies on numerous internally developed and externally sourced hardware and software technologies to operate its network and generate earnings. EVgo engages a variety of third-party vendors for non-proprietary hardware and software components. The ability of EVgo to continue to integrate its technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine EVgo’s sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem will become obsolete and that EVgo will be required to make significant investments to continue to effectively operate its business. For example, during 2023 to-date, a majority of the largest OEMs, including Ford, GM, Rivian, Volvo, Mercedes, Hyundai, Kia, BMW and Toyota have announced plans to adopt the NACS standard in their future EVs, whereas EVgo’s existing charging network is largely based around the CCS standard. EVgo has announced that it will be adding NACS connectors to its fast charging network in 2025; however, integrating NACS connectors in future charger installations and on certain existing chargers will require significant investment and management attention.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The table below presents EVgo’s results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$35,107	$10,509	$24,598	234%
Cost of revenue	25,884	8,530	17,354	203%
Depreciation, net of capital-build amortization	8,619	5,187	3,432	66%
Gross profit (loss)	604	(3,208)	3,812	119%
General and administrative expenses	32,001	32,322	(321)	(1)%
Depreciation, amortization and accretion	4,975	4,516	459	10%
Operating loss	(36,372)	(40,046)	3,674	9%
Interest expense	—	(8)	8	100%
Interest income	2,898	1,636	1,262	77%
Other income (expense), net	1	(347)	348	100%
Change in fair value of earnout liability	442	(1,299)	1,741	134%
Change in fair value of warrant liabilities	4,774	(10,858)	15,632	144%
Loss before income tax expense	(28,257)	(50,922)	22,665	45%
Income tax expense	—	—	—	*
Net loss	(28,257)	(50,922)	22,665	45%
Less: net loss attributable to redeemable noncontrolling interest	(18,536)	(37,704)	19,168	51%
Net loss attributable to Class A common stockholders	$(9,721)	$(13,218)	$3,497	26%

Gross margin	1.7%	(30.5)%
Operating margin	(103.6)%	(381.1)%
Network throughput (GWh)	37	12
Number of DC Stalls on EVgo Network (in thousands) as of	2.7	2.1

* Not meaningful

Revenue

The table below presents a disaggregation of EVgo’s revenue for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Charging revenue, retail	$13,357	$5,176	$8,181	158%
Charging revenue, commercial	4,042	678	3,364	496%
Charging revenue, OEM	1,477	252	1,225	486%
Regulatory credit sales	1,807	1,178	629	53%
Network revenue, OEM	1,114	448	666	149%
eXtend revenue	10,475	1,543	8,932	579%
Ancillary revenue	2,835	1,234	1,601	130%
Total revenue	$35,107	$10,509	$24,598	234%

Total revenue for the three months ended September 30, 2023 increased $24.6 million, or 234%, to $35.1 million compared to $10.5 million for the three months ended September 30, 2022. As further discussed below, the increase in revenue was primarily due to an $8.9 million increase in eXtend revenue, an $8.2 million increase in retail charging revenue, a $3.4 million increase in commercial charging revenue, a $1.6 million increase in ancillary revenue, and a $1.2 million increase in OEM charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the three months ended September 30, 2023 increased $8.2 million, or 158%, to $13.4 million compared to $5.2 million for the three months ended September 30, 2022. Period-over-period growth was primarily due to an overall increase in throughput driven primarily by increased charging volume from a greater number of customers and more throughput per customer.

Charging Revenue, Commercial. Charging revenue, commercial, for the three months ended September 30, 2023 increased $3.4 million, or 496%, to $4.0 million compared to $0.7 million for the three months ended September 30, 2022. Period-over-period growth was primarily due to higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the three months ended September 30, 2023 increased $1.2 million, or 486%, to $1.5 million compared to $0.3 million for the three months ended September 30, 2022. Period-over-period growth was primarily due to increased charging volumes from the Company’s OEM contracts.

Regulatory Credit Sales. Regulatory credit sales for the three months ended September 30, 2023 increased $0.6 million, or 53%, to $1.8 million compared to $1.2 million for the three months ended September 30, 2022. The period-over-period increase was primarily due to increased throughput, partially offset by the impact of lower market prices.

Network Revenue, OEM. Network revenue, OEM, for the three months ended September 30, 2023 increased $0.7 million, or 149%, to $1.1 million compared to $0.4 million for the three months ended September 30, 2022. The period-over-period increase was due to an increase in OEM branding and marketing revenue.

eXtend Revenue. eXtend revenue for the three months ended September 30, 2023 increased $8.9 million, or 579%, to $10.5 million compared to $1.5 million for the three months ended September 30, 2022. The increase was primarily due to increased projects in process or completed and an increase in equipment sales compared to the same prior-year period.

Ancillary Revenue. Ancillary revenue for the three months ended September 30, 2023 increased $1.6 million, or 130%, to $2.8 million compared to $1.2 million for the three months ended September 30, 2022. The increase was primarily due to increased engineering and construction revenue, revenue from Plugshare, and sublease income.

Cost of Sales

Cost of Revenue. Cost of revenue for the three months ended September 30, 2023 increased $17.4 million, or 203%, to $25.9 million compared to $8.5 million for the three months ended September 30, 2022. The increase in cost of revenue was primarily due to an increase of $8.3 million in costs to support eXtend revenue, a $6.6 million increase in energy and other variable charging costs resulting from increased throughput and a $1.6 million increase in fixed charging costs.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended September 30, 2023 increased $3.4 million, or 66%, to $8.6 million compared to $5.2 million for the three months ended September 30, 2022 due to growth in EVgo’s charging network.

Gross Profit (Loss) and Gross Margin

Gross profit for the three months ended September 30, 2023 was $0.6 million compared to a gross loss of $3.2 million for the three months ended September 30, 2022, primarily due to increases in charging revenue and eXtend revenue, partially offset by increased depreciation, net of capital-build amortization. Gross margin for the three months ended September 30, 2023 improved to 1.7% compared to negative 30.5% for the three months ended September 30, 2022 primarily due to improved leveraging of charging station costs, resulting in higher gross margin on charging revenue and higher margins on eXtend revenue, partially offset by decreased margins on ancillary revenue.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2023 decreased $0.3 million, or 1%, to $32.0 million, compared to $32.3 million for the three months ended September 30, 2022, primarily due to lower costs for professional services and insurance, partially offset by lower insurance recoveries.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended September 30, 2023 increased $0.5 million, or 10%, to $5.0 million compared to $4.5 million for the three months ended September 30, 2022 primarily due to higher amortization related to software.

Operating Loss and Operating Margin

During the three months ended September 30, 2023, EVgo had an operating loss of $36.4 million, an improvement of $3.7 million, or 9%, compared to $40.0 million for the three months ended September 30, 2022. The improvement in the operating loss was driven primarily by increased gross profit. Operating margin for the three months ended September 30, 2023 was negative 103.6% compared to negative 381.1% for the three months ended September 30, 2022  primarily due to improved leveraging of operating expenses and improved gross margin.

Interest Income

Interest income for the three months ended September 30, 2023 increased $1.3 million, or 77%, to $2.9 million, compared to $1.6 million for the three months ended September 30, 2022. The increase was a result of more cash and cash equivalents held in a high interest rate account by the Company during the three months ended September 30, 2023 compared to the same prior-year period.

Other Income (Expense), Net

Other income, net, for the three months ended September 30, 2023 was de minimis compared to other expense, net, of $0.3 million for the three months ended September 30, 2022. The change was primarily due to $0.3 million in losses on investments incurred during the three months ended September 30, 2022.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended September 30, 2023, there was a $5.2 million gain on change in fair values of warrant and earnout liabilities compared to a $12.2 million loss for the three months ended September 30, 2022. The change between periods was primarily due to a decrease in the fair values of the warrant and earnout liabilities during the three months ended September 30, 2023 compared to an increase in the fair values of the warrant and earnout liabilities during the same prior-year period. See “Part I, Item 1. Financial Statements – Note 10 – Fair Value Measurements” for more information.

Income Taxes

For the three months ended September 30, 2023 and 2022, there were no income taxes due to the full valuation allowance on EVgo’s net deferred tax assets.

Net (Loss) Income

Net loss for the three months ended September 30, 2023 was $28.3 million, compared to $50.9 million for the three months ended September 30, 2022. The change was primarily driven by the $17.4 million impact resulting from changes in the fair values of the warrant and earnout liabilities, the $3.8 million improvement in gross profit, and a $1.3 million increase in interest income.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The table below presents EVgo’s results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenue	$110,959	$27,285	$83,674	307%
Cost of revenue	82,541	19,095	63,446	332%
Depreciation, net of capital-build amortization	22,244	12,742	9,502	75%
Gross profit (loss)	6,174	(4,552)	10,726	236%
General and administrative expenses	104,223	89,928	14,295	16%
Depreciation, amortization and accretion	14,542	12,535	2,007	16%
Operating loss	(112,591)	(107,015)	(5,576)	(5)%
Interest expense	—	(21)	21	100%
Interest income	7,095	2,327	4,768	205%
Other income (expense), net	1	(769)	770	100%
Change in fair value of earnout liability	875	1,328	(453)	(34)%
Change in fair value of warrant liabilities	5,785	14,981	(9,196)	(61)%
Loss before income tax expense	(98,835)	(89,169)	(9,666)	(11)%
Income tax expense	(42)	(22)	(20)	(91)%
Net loss	(98,877)	(89,191)	(9,686)	(11)%
Less: net loss attributable to redeemable noncontrolling interest	(69,054)	(66,053)	(3,001)	(5)%
Net loss attributable to Class A common stockholders	$(29,823)	$(23,138)	$(6,685)	(29)%

Gross margin	5.6%	(16.7)%
Operating margin	(101.5)%	(392.2)%
Network throughput (GWh)	80	30
Number of DC Stalls on EVgo Network (in thousands) as of	2.7	2.1

Revenue

The table below presents a disaggregation of EVgo’s revenue for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Charging revenue, retail	$29,057	$13,067	$15,990	122%
Charging revenue, commercial	8,175	2,041	6,134	301%
Charging revenue, OEM	3,015	592	2,423	409%
Regulatory credit sales	4,635	4,684	(49)	(1)%
Network revenue, OEM	4,555	1,825	2,730	150%
eXtend revenue	54,048	1,754	52,294	*
Ancillary revenue	7,474	3,322	4,152	125%
Total revenue	$110,959	$27,285	$83,674	307%

* Percentage greater than 999%

Total revenue for the nine months ended September 30, 2023 increased $83.7 million, or 307%, to $111.0 million compared to $27.3 million for the nine months ended September 30, 2022. As further discussed below, the increase in revenue was primarily due to a $52.3 million increase in eXtend revenue, a $16.0 million increase in retail charging revenue, a $6.1 million increase in commercial charging revenue, and a $4.2 million increase in ancillary revenue.

Charging Revenue, Retail. Charging revenue, retail, for the nine months ended September 30, 2023 increased $16.0 million, or 122%, to $29.1 million compared to $13.1 million for the nine months ended September 30, 2022. Period-over-period growth was primarily due to an overall increase in throughput driven primarily by increased charging volume from a greater number of customers and more throughput per customer.

Charging Revenue, Commercial. Charging revenue, commercial, for the nine months ended September 30, 2023 increased $6.1 million, or 301%, to $8.2 million compared to $2.0 million for the nine months ended September 30, 2022. Period-over-period growth was primarily due to higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the nine months ended September 30, 2023 increased $2.4 million, or 409%, to $3.0 million compared to $0.6 million for the nine months ended September 30, 2022. Period-over-period growth was primarily due to higher charging volumes and customer enrollments from the Company’s OEM partners.

Regulatory Credit Sales. Regulatory credit sales for the nine months ended September 30, 2023 remained relatively flat at $4.6 million compared to $4.7 million for the nine months ended September 30, 2022 due to the impact of lower market prices partially offset by increased throughput.

Network Revenue, OEM. Network revenue, OEM, for the nine months ended September 30, 2023 increased $2.7 million, or 150%, to $4.6 million compared to $1.8 million for the nine months ended September 30, 2022. The period-over-period increase was due to increased breakage associated with prepaid charging credits and increased branding and marketing activities.

eXtend Revenue. eXtend revenue for the nine months ended September 30, 2023 increased $52.3 million to $54.0 million compared to $1.8 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in equipment sales and increased projects in process or completed compared to the same prior-year period.

Ancillary Revenue. Ancillary revenue for the nine months ended September 30, 2023 increased $4.2 million, or 125%, to $7.5 million compared to $3.3 million for the nine months ended September 30, 2022. The increase was primarily due to increased revenue from PlugShare, engineering and construction revenue, and sublease income.

Cost of Sales

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2023 increased $63.4 million, or 332%, to $82.5 million compared to $19.1 million for the nine months ended September 30, 2022. The increase in cost of revenue was primarily due to a $41.7 million increase in costs to support eXtend revenue, a $14.2 million increase in energy and other variable charging costs resulting from increased throughput, and a $6.2 million increase in fixed charging costs.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the nine months ended September 30, 2023 increased $9.5 million, or 75%, to $22.2 million compared to $12.7 million for the nine months ended September 30, 2022 due to growth of EVgo’s charging network.

Gross Profit (Loss) and Gross Margin

Gross profit for the nine months ended September 30, 2023 was $6.2 million compared to a gross loss of $4.6 million for the nine months ended September 30, 2022 primarily due to increased gross profit from eXtend revenues and charging revenues, partially offset by increased depreciation, net of capital-build amortization. Gross margin for the nine months ended September 30, 2023 was 5.6% compared to negative 16.7% for the nine months ended September 30, 2022 primarily due to improved leveraging of charging station costs and higher margins on eXtend and charging revenue, partially offset by lower revenue from higher margin regulatory credit sales as a percentage of total consolidated sales and lower margins on ancillary revenue.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2023 increased $14.3 million, or 16%, to $104.2 million compared to $89.9 million for the nine months ended September 30, 2022. The increase was primarily driven by a $10.4 million increase in payroll expenses due to higher overall headcount compared to the same prior-year period and a $4.4 million increase in impairment expense due to increased write-offs of abandoned projects.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the nine months ended September 30, 2023 increased $2.0 million, or 16%, to $14.5 million compared to $12.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher amortization related to software.

Operating Loss and Operating Margin

During the nine months ended September 30, 2023, EVgo had an operating loss of $112.6 million, a deterioration of $5.6 million, or 5%, compared to $107.0 million for the nine months ended September 30, 2022. The increase in operating loss was driven primarily by an increase in general and administrative expenses partially offset by an increase in gross profit. Operating margin for the nine months ended September 30, 2023 was negative 101.5% compared to negative 392.2% for the nine months ended September 30, 2022 primarily due to improved leveraging of operating expenses and improved gross margin.

Interest Expense

There was no interest expense incurred for the nine months ended September 30, 2023 and interest expense was de minimis for the nine months ended September 30, 2022.

Interest Income

Interest income for the nine months ended September 30, 2023 increased $4.8 million, or 205%, to $7.1 million compared to $2.3 million for the nine months ended September 30, 2022. The increase was a result of more cash and cash equivalents held in a high interest rate account by the Company during the nine months ended September 30, 2023 compared to the same prior-year period.

Other Income (Expense), Net

Other income, net, for the nine months ended September 30, 2023 was de minimis compared to other expense, net, of $0.8 million for the nine months ended September 30, 2022. The change was primarily due to losses on investments incurred during the nine months ended September 30, 2022.

Changes in Fair Values of Warrant and Earnout Liabilities

For the nine months ended September 30, 2023, there was a $6.7 million gain on change in fair values of warrant and earnout liabilities compared to $16.3 million for the nine months ended September 30, 2022. The change between periods was primarily due to a smaller decrease in the fair value of the warrant and earnout liabilities during the nine months ended September 30, 2023 compared to the same prior-year period. See “Part I, Item 1. Financial Statements – Note 10 – Fair Value Measurements” for more information.

Income Taxes

For the nine months ended September 30, 2023 and 2022, EVgo’s income taxes and effective tax rates were de minimis.

Net (Loss) Income

Net loss for the nine months ended September 30, 2023 was $98.9 million, compared to $89.2 million for the nine months ended September 30, 2022. The change was primarily driven by the $14.3 million increase in general and administrative expenses and the $9.6 million impact from changes in the fair values of the warrant and earnout liabilities, partially offset by the $10.7 million increase in gross profit and the $4.8 million increase in interest income.

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

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss) and Adjusted Gross Margin to the most directly comparable GAAP measures, in each case, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP revenue	$35,107	$10,509	$110,959	$27,285
GAAP cost of sales	34,503	13,717	104,785	31,837
GAAP gross profit (loss)	$604	$(3,208)	$6,174	$(4,552)
GAAP cost of sales as a percentage of revenue	98.3%	130.5%	94.4%	116.7%
GAAP gross margin	1.7%	(30.5%)	5.6%	(16.7%)

Adjustments:
Depreciation, net of capital-build amortization	$8,619	$5,187	$22,244	$12,742
Share-based compensation	58	27	121	64
Total adjustments	8,677	5,214	22,365	12,806
Adjusted Cost of Sales	$25,826	$8,503	$82,420	$19,031
Adjusted Cost of Sales as a Percentage of Revenue	73.6%	80.9%	74.3%	69.7%

Adjusted Gross Profit	$9,281	$2,006	$28,539	$8,254
Adjusted Gross Margin	26.4%	19.1%	25.7%	30.3%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP revenue	$35,107	$10,509	$110,959	$27,285
GAAP general and administrative expenses	$32,001	$32,322	$104,223	$89,928
GAAP general and administrative expenses as a percentage of revenue	91.2%	307.6%	93.9%	329.6%

Adjustments:
Share-based compensation	$6,043	$6,866	$20,902	$17,377
Loss on disposal of property and equipment, net of recoveries, and impairment expense[1]	2,216	1,242	8,065	3,889
Bad debt expense	199	(84)	352	67
Other[1,2]	1	142	1,480	195
Total adjustments	8,459	8,166	30,799	21,528
Adjusted General and Administrative Expenses	$23,542	$24,156	$73,424	$68,400
Adjusted General and Administrative Expenses as a Percentage of Revenue	67.1%	229.9%	66.2%	250.7%

1 In the second quarter of 2023, the Company reclassified insurance proceeds from property losses from "other" to "loss on disposal of property and equipment, net of recoveries, and impairment expense". Previously reported amounts have been updated to conform to the current period presentation.

[2] For the nine months ended September 30, 2023, comprised primarily of costs related to the reorganization of Company resources previously announced by the Company on February 23, 2023 and the petition filed by EVgo in the Delaware Court of Chancery in February 2023 seeking validation of EVgo's charter and share structure (the “205 Petition”), which are not expected to recur.

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure, in each case, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
GAAP revenue	$35,107	$10,509	$110,959	$27,285

GAAP net loss	$(28,257)	$(50,922)	$(98,877)	$(89,191)
GAAP net loss margin	(80.5%)	(484.6%)	(89.1%)	(326.9%)

Adjustments:
Depreciation, net of capital-build amortization	8,746	5,275	22,621	12,963
Amortization	4,264	3,915	12,500	10,843
Accretion	584	513	1,665	1,471
Interest income	(2,898)	(1,636)	(7,095)	(2,327)
Interest expense	—	8	—	21
Income tax expense	—	—	42	22
EBITDA	$(17,561)	$(42,847)	$(69,144)	$(66,198)
EBITDA Margin	(50.0%)	(407.7%)	(62.3%)	(242.6%)

Adjustments:
Share-based compensation	6,101	6,893	21,023	17,441
Loss on disposal of property and equipment, net of recoveries, and impairment expense[1]	2,216	1,242	8,065	3,889
Loss on investments	12	344	16	749
Bad debt expense	199	(84)	352	67
Change in fair value of earnout liability	(442)	1,299	(875)	(1,328)
Change in fair value of warrant liabilities	(4,774)	10,858	(5,785)	(14,981)
Other[1,2]	1	142	1,480	195
Total adjustments	3,313	20,694	24,276	6,032
Adjusted EBITDA	$(14,248)	$(22,153)	$(44,868)	$(60,166)
Adjusted EBITDA Margin	(40.6%)	(210.8%)	(40.4%)	(220.5%)

1 In the second quarter of 2023, the Company reclassified insurance proceeds from property losses from "other" to "loss on disposal of property and equipment, net of recoveries, and impairment expense". Previously reported amounts have been updated to conform to the current period presentation.

[2] For the nine months ended September 30, 2023, comprised primarily of costs related to the reorganization of Company resources previously announced by the Company on February 23, 2023 and the 205 Petition, which are not expected to recur.

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of September 30, 2023, EVgo had $228.7 million of cash, cash equivalents and restricted cash and working capital of $186.0 million. As of December 31, 2022, EVgo had $246.5 million of cash, cash equivalents and restricted cash and working capital of $188.1 million. The Company’s net cash outflow for the nine months ended September 30, 2023 was $17.8 million. EVgo believes its cash and cash equivalents on hand as of September 30, 2023 are sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

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

In July 2022, EVgo entered into the Delta Charger Supply Agreement and the Purchase Order with Delta, pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta from time to time in specified quantities at certain delivery dates over a period of four years. EVgo is obligated to purchase at least 1,000 chargers (which will enable the construction of 2,000 stalls) pursuant to the Delta Charger Supply Agreement and the Purchase Order with the option, at EVgo’s election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, EVgo will receive delivery of 600 chargers by April 30, 2023 and is required to make full payment on such chargers within sixty (60) days of receipt. EVgo’s obligations under the Purchase Order are take-or-pay obligations; however, EVgo’s liability is capped at a maximum of the greater of $30.0 million or 50% of the value of any outstanding firm orders. EVgo entered into the Delta Charger Supply Agreement and Purchase Order in order to meet its obligations under the Pilot Infrastructure Agreement, other potential contractual commitments and its own needs and intends to fund the capital expenditure required under the Delta Charger Supply Agreement and Purchase Order with proceeds from the Pilot Infrastructure Agreement as well as cash and cash equivalents on hand.

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

Cash Flows

The following table summarizes EVgo’s consolidated cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows used in operating activities	$(29,781)	$(57,337)
Cash flows used in investing activities	(123,843)	(133,322)
Cash flows provided by financing activities	135,840	6,458
Net decrease in cash, cash equivalents and restricted cash	$(17,784)	$(184,201)

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2023 was $29.8 million compared to $57.3 million for the nine months ended September 30, 2022. The year-over-year change primarily reflected a $22.6 million increase in cash flows from deferred revenue, an $18.0 million increase in cash inflows from operating income, and a $2.8 million increase in cash flows from accounts payable, partially offset by a $10.6 million decrease in cash flows from accounts receivable, net, a $5.2 million decrease in cash flows from customer deposits, and a $1.5 million decrease in cash flows from receivables from related parties.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023 was $123.8 million, compared to $133.3 million for the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in purchases of property, equipment and software.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2023 was $135.8 million compared to $6.5 million for the nine months ended September 30, 2022. The increase was driven primarily by the receipt of $128.0 million in proceeds from the issuance of Class A common stock in the Company’s underwritten equity offering and $5.8 million in proceeds from the issuance of Class A common stock under the Company’s ATM Program, partially offset by a $4.7 million increase in cash paid for deferred transaction costs during the nine months ended September 30, 2023.

Working Capital. EVgo’s working capital as of September 30, 2023 was $186.0 million, compared to $188.1 million as of December 31, 2022. The decrease was driven primarily by a $17.5 million decrease in the Company’s cash, cash equivalents and restricted cash, an $8.5 million increase in accounts payable, and a $3.9 million increase in deferred revenue, current, partially offset by a $14.6 million increase in accounts receivable, net, a $7.0 million decrease in customer deposits, and a $5.2 million increase in accounts receivable, capital-build.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

EVgo is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item 3.

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

Under the supervision of the Company’s Board of Directors and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “certifying officers”), the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. The certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting described below in “Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting”, the Company’s disclosure controls and procedures were not effective as of September 30, 2023; accordingly, the Company is implementing additional policies and procedures to remediate these shortcomings as outlined below.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts discussed below in “Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting,” there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

In the course of conducting its business operations, EVgo is exposed to a variety of risks, any of which have affected or could materially adversely affect EVgo’s business, financial condition, and results of operations. The market price of EVgo’s securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Before you make a decision to buy EVgo’s securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the Annual Report and in EVgo’s quarterly report, on Form 10-Q for the quarter ended June 30, 2023, as supplemented by the risk factor described below.

EVgo relies on mobile operating systems, networks and standards that it does not control for the effective operation of its software platform and mobile applications.

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

In addition, a significant portion of EVgo’s software platform depends on EVgo’s partnership with Driivz, an EV charging management platform. If for any reason Driivz is unable to effectively support EVgo’s software platform, EVgo’s business could be adversely impacted. For example, Driivz is headquartered in Israel, and any escalation of tensions or conflict in or involving Israel could lead to disruptions in the services provided by Driivz to the Company, which could adversely impact EVgo’s business. Furthermore, if for any reason EVgo is no longer able to maintain its partnership with Driivz, EVgo may have a material challenge in efficiently transitioning EVgo’s software offering.

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

10.1††*	Form of Restricted Stock Unit Agreement (Executive) adopted pursuant to the EVgo Inc. 2021 Long Term Incentive Plan.
10.2††

Transition Agreement, dated August 1, 2023, between EVgo Inc., EVgo Services LLC, EVgo Holdings, LLC, EVgo Management Holdings, LLC and Catherine Zoi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2023).

10.3††

Employment Agreement, dated August 1, 2023, between EVgo Services LLC and Badar Khan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2023).

10.4††*	Offer Letter Agreement, dated November 3, 2022, between EVgo Services LLC and Stephanie Lee.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Furnished herewith.
††	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVgo Inc.

Date: November 8, 2023	By:	/s/ Catherine Zoi
	Name:	Catherine Zoi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Olga Shevorenkova
	Name:	Olga Shevorenkova
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)