Form 10-K
period 2023-12-31
EVgo Inc.
filed 2024-03-06
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $387.9 million. Shares of Class A common stock held by each executive officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 27, 2024, the Registrant had 105,715,649 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting EVgo’s performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,” “potential,” “outlook,” “forecast,” “strategy,” “budget,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in EVgo’s filings with the Securities and Exchange Commission (the “SEC”). Moreover, EVgo operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for EVgo to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements EVgo may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Annual Report may include, without limitation, statements about:

●	changes adversely affecting EVgo’s business;
●	EVgo’s dependence on the widespread adoption of electric vehicles (“EVs”) and growth of the EV and EV charging markets;
●	competition from existing and new competitors;
●	EVgo’s ability to expand into new service markets, grow its customer base and manage its operations;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or disruptions in the capital and credit markets and EVgo’s ability to obtain additional financing on commercially reasonable terms;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	any current, pending or future legislation, regulations or policies that could impact EVgo’s business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs and any reduction, modification or elimination of such programs;
●	EVgo’s ability to adapt its assets and infrastructure to changes in industry and regulatory standards and market demands related to EV charging;
●	impediments to EVgo’s expansion plans, including permitting and utility-related delays;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third parties, including hardware and software vendors and service providers, utilities and permit-granting entities;
●	supply chain disruptions, inflation and other increases in expenses;
●	safety and environmental requirements or regulations that may subject EVgo to unanticipated liabilities or costs;

●	EVgo’s ability to enter into and maintain valuable partnerships with commercial or public-entity property owners, landlords and/or tenants (collectively “Site Hosts”), original equipment manufacturers (“OEMs”), fleet operators and suppliers;
●	EVgo’s ability to maintain, protect and enhance EVgo’s intellectual property;
●	general economic or political conditions, including the conflicts in Ukraine, Israel and the broader Middle East region, and elevated rates of inflation and associated changes in monetary policy; and
●	other factors detailed under the section entitled Part I. Item 1A, “Risk Factors” and in EVgo’s other periodic filings with the SEC.

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

USE OF TRADEMARKS

This Annual Report includes trademarks, trade names, and service marks owned by EVgo. EVgo’s trademarks include Connect the Watts™, EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo Optima™, EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, Pay with PlugShare™, PlugShare®, and PlugShare® Premium™. EVgo’s trademarks are either registered or have been used as common law trademarks by EVgo. This Annual Report may contain additional trademarks, trade names, and service marks of others, which are, to EVgo’s knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Annual Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that EVgo will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. EVgo does not intend its use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of EVgo by, such other parties.

PART I

Item 1. Business.

Unless otherwise indicated or unless the context otherwise requires, all references to “EVgo” and the “Company” refer to EVgo Inc. and its subsidiaries.

Overview

EVgo is a leader in EV charging solutions, building and operating the infrastructure and tools needed to expedite the mass adoption of EVs for individual drivers, rideshare and commercial fleets, and businesses. EVgo is one of the nation’s largest public fast charging networks, featuring over 950 fast charging locations across more than 35 states, including stations built through EVgo eXtend, its white label service offering. EVgo is accelerating transportation electrification through partnerships with automakers, fleet and rideshare operators, retail hosts such as grocery stores, shopping centers, and gas stations, policy leaders, and other organizations. With a rapidly growing network and unique service offerings for drivers and partners, EVgo enables a world-class charging experience where drivers live, work, travel and play.

The foundation of the Company’s business is building, owning and operating EV fast charging sites that deliver charging to EVs driven by individuals, commercial drivers and fleet operators. EVgo is prioritizing the build out of ultra-fast chargers, a key market segment that is expected to grow faster than the overall EV charging market. See “— Suppliers and Service Providers — Electricity.” To take advantage of the expected growth in the number of EVs on the road in the United States, the Company continues to expand its network of charging stations, focusing on development of locations with favorable traffic, utilization and financial return characteristics. The Company’s proprietary technology and analytical tools, along with its extensive commercial partnerships with OEMs, fleets and governments, provide a strong competitive edge as it selects, designs and develops new charging stations. Furthermore, EVgo’s robust underwriting standards require its portfolio to meet or exceed a pre-defined internal rate of return before project approval.

EVgo’s partnerships and collaboration with a wide range of automotive OEMs, rideshare operators and other channel partners are designed to incentivize and accelerate EV adoption across the U.S. Through these partnerships, EVgo’s network powered more than 395 million electric miles during 2023. Total miles delivered is equal to the number of kWh EVgo has dispensed multiplied by the number of miles the average EV receives from a single kWh (“vehicle efficiency”). The weighted average vehicle efficiency from all vehicles compatible with the EVgo network in operation at the end of each year is based on 2023 data from Experian and the U.S. Department of Energy. The weighted average vehicle efficiency is applied to the EVgo kWh dispensed in the associated period.

EVgo also serves the rapidly growing EV fleet segment with the fastest growing segments being rideshare and autonomous rideshare. Reliable and flexible charging is essential to fleet electrification. The Company is able to deploy fleet-charging solutions for light-, medium-, and heavy-duty EV fleets, and EVgo is developing, building, operating and servicing charging assets for fleets at their own depot locations, at off-site charging hubs that EVgo has secured, or via EVgo’s expansive public network. To date, fleet contracts have either been structured as volumetric agreements or included guaranteed payment streams in exchange for guaranteed network access.

To complement its core business model and increase customer reach, EVgo also offers EVgo eXtend, a white label solution, primarily under its charging infrastructure agreement (the “Pilot Infrastructure Agreement”) with Pilot Travel Centers LLC (the “Pilot Company”). EVgo eXtend helps partners invest in and build EV charging stations for use by their customers. Through EVgo eXtend, EVgo leverages its decade-plus track record of operational experience and site design, helping businesses develop charging assets that are serviced through (and often co-branded with) EVgo’s national network. EVgo generates revenue from site development, equipment delivery, engineering and construction activities related to EVgo eXtend stations, as well as ongoing revenue through operations, networking and maintenance of those sites.

In addition to the provision of EV charging infrastructure, EVgo is continuing to develop and deploy innovative software-based, value-added services to drivers and partners. These offerings enhance the customer experience across EVgo’s business segments by layering proprietary technology functionality on top of its charging network, with the intention of creating a competitive advantage and providing accretive revenue streams.

EVgo has a customizable mobile app to make charging simple for EV drivers, delivering a user experience that makes switching to an EV more inviting. Features such as EVgo’s Autocharge+, which enables drivers who register an eligible EV to start a charge simply by plugging in, EVgo Reservations, EVgo Rewards and EVgo Advantage further enhance the driver experience and provide a clear differentiation from other charging providers. Certain other features such as EVgo Inside, which provides a suite of application programming interfaces (“APIs”) that enable a third party to embed the complete EVgo experience into their branded applications, are designed to enhance B2B partner experiences with EVgo. EVgo Inside is used by some of EVgo’s largest customers including GM, Toyota, and Lyft.

EVgo also owns PlugShare, which is a leading global platform for EV drivers to locate and provide information relating to charging stations and provide feedback on their charging experiences, while leveraging tools like PAY WITH PLUGSHARE, which is available across a portion of the EVgo network, and EV Trip Planner. Beyond its services to EV drivers, PlugShare delivers data to automakers and other customers through the PlugShare API and manages the world’s largest EV driver research panel through PlugInsights. PlugShare also delivers advertising impressions globally on behalf of its advertising customers.

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

Market Overview

The EV charging market is inextricably linked to the general market for EVs, which continues to experience significant growth. For the year end December 31, 2023, new battery EV sales in the United States were approximately 1.2 million, an increase of 44% compared to 2022, according to Cox Automotive. Market growth is driven by tailwinds such as increased EV model availability and performance, lower upfront prices for EVs, lower total cost of ownership (“TCO”) as compared to internal combustion engine (“ICE”) vehicles, increased range and availability of chargers and federal, state and local incentives and regulations. In response to the growing electrification trend, nearly all major automobile manufacturers have committed to the production of EV models, with over 75 EV models expected to be available in the U.S. in 2024 from over 35 manufacturers. Additionally, major automobile manufacturers have set aggressive targets for EV production and sales. According to forecasts from the United States Department of Transportation and Bloomberg New Energy Finance (“BNEF”), it is expected that approximately nine million EVs will be on roads in the U.S. by 2025, over 37 million EVs by 2030 and over 139 million EVs by 2040, which would represent approximately 59% of all motor vehicles in the U.S.

Automobile and battery manufacturers are offering EVs at a wider range of price points and developing batteries with higher efficiencies and lower costs. According to a 2023 report by Bloomberg, significant EV investment is expected to be made globally through 2030 by participants in the EV charging industry. Their investments are expected to expand and put EVs and their associated technologies into mass production, which in turn is expected to underpin optimization of the global EV supply chain. Efforts to date by OEMs have already lowered the upfront costs of EVs, with further price reductions expected over the next several model years. As measured in terms of TCO, certain classes of EVs are already at or below parity with their ICE counterparts. As overall EV costs decline, it is expected that greater numbers of EV models will reach TCO parity with their ICE equivalents and that the TCO advantage for other types of EVs will expand.

In addition to price and TCO decreases, widespread adoption of EVs will require consumer confidence in vehicle range, charger availability and increased model choice. In the U.S., 25 EV models have eclipsed 300 miles of range on a full charge, a notable improvement compared to earlier EV models. Researchers and automotive engineers expect that EV ranges will continue to improve as battery technologies advance and costs decline over time. Beyond increases in range, broadly expanded EV offerings in the sport utility vehicle (“SUV”), crossover utility vehicle and pickup truck segments over the next several years are expected to greatly expand the market appeal and reach of EVs and further accelerate adoption of EVs.

These advances are further supported by incentives and rebates offered by federal, state and local governments to encourage the adoption of EVs. In November 2021, Congress passed and the President signed the Infrastructure Investment and Jobs Act (“IIJA”), also known as the Bipartisan Infrastructure Law. Among other provisions, this legislation included up to $7.5 billion in funding for EV charging infrastructure through the Department of Transportation. The U.S. federal government previously offered a tax credit for qualified plug-in EVs with a minimum credit of $2,500 and a maximum credit of $7,500, depending on vehicle weight and battery capacity. In August 2022, the President signed into law the Inflation Reduction Act (“IRA”), which modified and extended the previous EV tax credit and created new tax credits for previously owned EVs and commercial vehicles. The legislation included new domestic content and critical mineral sourcing requirements and eliminated a cap on the availability of tax credits for individuals who purchased vehicles from OEMs that had reached certain production levels. The IRA also expanded, extended, and introduced new eligibility requirements for the tax credit for electric vehicle service equipment (“EVSE”) under Section 30C of the Code. Several states also offer various rebates, grants and tax credits to incentivize both EV purchases and leases, and pursuant to the IIJA, funding became available in 2023 for EVSE nationwide through grant programs administered by state departments of transportation.

Demand for EVs has also been encouraged by regulatory developments and changes in consumer habits. Several states have adopted or proposed mandates for EVs, and California alone has set an aggregate goal of more than seven million EVs on the road by 2030, which, by California Energy Commission estimates, will require one million private and shared public chargers. Additionally, California has enacted its Clean Miles Standard and Incentive Program (the “Clean Miles Standard”) aiming to reduce greenhouse gas emissions from transportation networking companies, such as rideshare vehicles, through electrification and other means. California’s Advanced Clean Truck (“ACT”) rule requires an increasing percentage of medium- and heavy-duty trucks sold in the state to be zero emissions, and several other states have also adopted the ACT rule. These regulations, combined with a shift toward car-sharing and mobility as a service offering, are expected to rapidly accelerate EV adoption by fleets in the coming years.

EV charging demand is driven by the number of EVs operating during a given period, miles traveled by such EVs and vehicle efficiency of such EVs. The market for fulfilling charging demand is bifurcated between high-powered DC fast and ultra-fast charging and lower powered Level 1 (defined below) and Level 2 (defined below) charging. The relative demand for different charging types is a function of the EV mix, owner demographics, locational factors, charger availability, pricing and EV use cases (e.g., private ownership, rideshare, commercially and municipally owned fleets, etc.). Lower-powered Level 1 and Level 2 charging is primarily used by EV owners with access to home or workplace charging and currently accounts for the majority of personal EV charging. Level 2 charging is also used by certain fleets that have the ability to charge overnight, have a low daily mileage requirement and return to a centralized location daily. Current DCFC customers are primarily those drivers who need to charge away from home for convenience or due to long-distance travel, those drivers who do not have access to home or workplace charging or high-mileage fleets that seek to minimize downtime and maximize miles traveled.

Broadening demographics of EV owners, larger battery sizes, larger EVs with higher kWh usage per mile, increased EV penetration in medium- and heavy-duty vehicle applications, increasing adoption of rideshare and last-mile delivery services, and the proliferation of autonomous vehicle fleets are expected to increase demand for DCFC faster than demand for overall EV charging. According to 2023 forecasts from BNEF, fast charging is expected to constitute approximately 40% of all EV charging demand by 2030.

EV Chargers and Standards

EVgo deploys a DC fast charging station architecture that may include modular power units that are placed under software management and control, allowing power output to be shared dynamically between vehicles that are simultaneously connected to a charger. This dynamic power sharing technology reduces upfront capital and ongoing operating costs, maximizing return on investment, while increasing operational flexibility and lowering operating risk, allowing EVgo to meet increasing charging requirements of the future, including higher charging speeds, higher power provisioning, dynamic energy and demand management, access prioritization, queuing management and scheduling across different EV models, customer types and use cases. This modular software-defined design maximizes charger throughput, asset utilization and ease of future power augmentation while reducing single points of failure risks and improving charger reliability and availability. It also maximizes the number of standardized equipment components, helping to accelerate the learning rate benefits and associated cost reductions of charging hardware over time and improving the ability to offer higher value-added service offerings in the future.

As EVs proliferate in the transportation ecosystem, the industry is shifting toward the standardization of chargers and the introduction of new industry protocols for interoperability.

EV chargers do not come with a “one size fits all” dispenser. EV chargers are typically categorized by their ability to deliver instantaneous amounts of power — as measured in kWs — and their charging standards. Current designations based on power level include:

●	DCFCs. DCFCs usually operate between 200V and 1000V DC and supply at least 50kW. DCFCs are almost exclusively available in public locations or commercial applications and are capable of adding range of 100 miles in under 10 minutes, where the actual charge rate is capped by the charging capabilities of the particular EV’s charging profile (with lower capability and older EV models sometimes requiring 30 minutes or more for equivalent range) or the DCFC’s maximum charging profile. As of December 31, 2023, EVgo’s network included 2,890 DCFC stalls at over 950 locations — one of the largest public DC fast charging networks in the U.S.
●	Level 2 AC Chargers. Level 2 chargers operate at 208V or 240V AC and supply between 3.6-19.2 kW. A Level 2 charger will not charge a battery as quickly as a DCFC, providing up to 20 miles of range per hour of charging. Level 2 chargers are often found in homes, workplaces and long dwell time public locations. EVgo’s network includes a number of Level 2 AC chargers.
●	Level 1 AC Chargers. Level 1 chargers offer the least amount of power, as they operate at 120V AC, supplying between 1.2-2.4 kW. This is consistent with the power level offered through a standard household outlet. Such chargers can generally provide approximately 4-10 miles of range per hour. EVgo’s network does not contain any Level 1 chargers.

In addition to supporting different charging capabilities, EVs in the U.S. use different charging standards and connector types. These standards are neither interchangeable nor interoperable (without specialized adaptors), and each utilizes a unique connector. Each EV charging standard generally delivers energy through cables that connect the EV charging station directly to the vehicle using a port located on the exterior of the vehicle. There are currently three standards in use in the U.S. — CCS, CHAdeMO and the North American Charging Standard (“NACS”).

●	CCS. The CCS standard is utilized by EVs manufactured by U.S. OEMs (excluding Tesla) and European OEMs. The CCS standard provides for both AC and DC charging.
●	CHAdeMO. The CHAdeMO standard has been utilized by EVs manufactured by Japanese OEMs. The CHAdeMO standard is being phased out in North America. The CHAdeMO standard provides for DC charging.
●	NACS. Tesla’s charging network in the United States is based on a proprietary connector and EV inlet, which Tesla has open sourced as NACS. In 2023 and 2024, a majority of the largest OEMs announced plans to adopt the NACS standard in their future EVs. SAE International, a standards-developing organization for automotive engineering professionals, is currently working on an initiative to adapt Tesla’s specifications for NACS into an industry standard.

EVgo’s chargers support each of the fast-charging standards described above. EVgo’s first generation DC fast charging stations contain both CCS and CHAdeMO cables with the current generation of DC fast charging stations including only CCS cables. Additionally, certain EVgo charging sites offer integrated Tesla charging, allowing Tesla drivers to charge without needing a separate adaptor. All of EVgo’s CCS stations are also accessible to eligible Teslas through the CCS adaptor, and with EVgo’s Autocharge+, EVgo can deliver the same plug and charge experience to Tesla drivers that they have on the Tesla super charger network. In addition, EVgo has announced that it will be adding NACS connectors to its fast charging network in 2025; however, integrating NACS connectors in future charger installations and on certain existing chargers will require significant investment and management attention. Continuing to develop access to seamless, integrated charging for all EV drivers is a core commitment of EVgo.

Products and Services

Retail Charging

The Company sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers, and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from EVgo. EVgo’s chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. EVgo’s offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attracting tenants, employees, customers and visitors and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through the Company’s owner and/or operator model, in which EVgo is responsible for the development, construction and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that EVgo pays in exchange for use of the site.

OEM Charging and Related Services

EVgo is a pioneer in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network. Other related services EVgo currently provides to OEMs include co-marketing, data services, and digital application services. EVgo’s OEM relationships are a core customer-acquisition channel.

Commercial Charging

Fleet and Rideshare Public Charging. High volume fleet customers, such as transportation networking companies or delivery services, can access charging infrastructure through EVgo’s vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements, EVgo contracts with and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers.

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

EVgo eXtend

Through EVgo eXtend, EVgo provides hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through the EVgo app, among other options. For some EVgo eXtend customers, EVgo also provides grant application support and related services.

Ancillary Service Offerings

In addition to charging services, EVgo offers a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, loyalty programs, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations as well as all services provided under PlugShare such as data, research and advertising services and equipment procurement and operational services for customers operating dedicated networks. EVgo continues to evaluate and engage in opportunities to use its foundational expertise in charging infrastructure to provide value-added services to the rapidly growing EV ecosystem.

Market Opportunity & Strategy

The U.S. EV market continues to experience significant growth, and the market share of EVs was approximately 7.6% of all vehicle sales in 2023 according to Kelley Blue Book. As adoption accelerates and the market continues to scale, the availability of appropriate charging infrastructure is critical to enabling consumer and commercial adoptions of EVs. Larger (and thus heavier) EV models, such as SUVs and trucks, being made widely available in the coming years, coupled with an increased number of EV fleets, will require a greater number of easily accessible charging outlets. Further, DC charging is expected to grow faster than the overall charging market as EV range increases, battery density grows and as EV driver demographics and EV use cases expand. Access to convenient and affordable charging is key to accelerating EV adoption, and EVgo’s portfolio of public and dedicated high-powered DCFC positions EVgo to take advantage of broadening electrification trends.

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

The core elements of this ongoing strategy include:

●	Identifying Optimal Charging Sites. EVgo has developed a proprietary set of tools that leverage sophisticated data science, financial modeling and geographic information system (“GIS”) techniques to design the Company’s network plan. The tools inform allocations and charger placement at both macro and micro geographical levels — nationally, within a Metropolitan Division, within a specific utility territory and down to specific site locations. The tool takes into account current and projected EV penetration trends, local availability of charging infrastructure, traffic patterns, fleet partner electrification, Site Host locations, input from OEMs, government incentive programs, environmental justice and government policies. Based on these inputs, the tools optimize for financial return, regulatory incentive capture, utilization and network coverage. EVgo’s network plan serves to organize the activities and priorities of the internal and external parties involved in deploying the network, allowing EVgo to quickly execute against national opportunities like the National Electric Vehicle Infrastructure (“NEVI”) Program, which was established by the Bipartisan Infrastructure Law, while being efficient with its resources.

●	Charging Sites Development, Engineering and Construction. EVgo has teams of professionals with site leasing expertise who have long-standing relationships with national and regional retail chains and real estate investment trusts. These teams are focused on securing rights for charging station construction and operation at optimal sites that fit into a national network plan. In addition, EVgo has Development Engineering and Infrastructure Engineering teams that design site-specific solutions and bid construction projects out to third party engineering, procurement and construction firms. A Hardware Engineering team specifies, qualifies, tests, and validates all charging equipment that is deployed to ensure a seamless experience for EVgo customers. EVgo Project Management and Grid Integration teams then oversee construction projects, secure permits and easements as needed, and help ensure high quality and safety of charging sites. The Field Operations team commissions the sites and adds them to the active network.
●	Charging Equipment Procurement. The EVgo Supply Chain team secures all equipment, negotiates pricing, maintains forecasts, and manages logistics and warehousing to ensure that the construction of sites can be carried out in a timely and cost-effective manner. The Supply Chain team negotiates manufacturing and services agreements with all suppliers, conducts quarterly and annual business reviews with them, and audits conformance with the terms of EVgo’s agreements. Detailed quality control metrics are measured and reported during these meetings, along with improvement plans as needed.
●	Charging Sites Operation. EVgo’s Network Operations Center (“NOC”) operates from redundant locations on a 24/7/365 basis to remotely monitor all sites and charging stations. In addition to staffing internal resources, EVgo contracts with several national network maintenance firms to ensure response times in as little as four hours when needed. EVgo carries out preventive maintenance designed to avoid interruption of service, and also corrective maintenance in cases where equipment requires attention. The NOC team also performs regular onsite health checks to ensure that equipment is operating correctly and that any cosmetic issues are resolved. The EVgo Customer Care Center also operates from redundant locations on a 24/7/365 basis and is available to help customers resolve issues that they may encounter. EVgo’s ReNew program has six key pillars of execution — prevention, diagnostics, rapid response, analysis, resilience, and continuous customer service — to further enhance its operating practices. As part of the program, EVgo continues to replace, upgrade or remove aging chargers to improve network reliability. Leveraging years of operational data, EVgo anticipates the needs of transportation electrification to improve operational effectiveness.
●	Leveraging and Providing Value to Different Stakeholders within EV Ecosystem. EVgo provides charging services to fleet customers by granting access to its public network and designing, constructing and operating dedicated hubs. EVgo’s track record, in-depth knowledge of various fleets’ needs, fleet-focused software services and network operating approach allow for a differentiated value proposition. Providing various services (e.g., charging, software, data, marketing, etc.) to OEMs is an essential component of EVgo’s strategy which allows capture of a broader customer base. EVgo also works with a variety of site hosts (e.g., retailers, airports, automobile dealers, healthcare/medical facilities, hotels, municipal locations, parking lots, schools and universities, etc.) to provide charging as an amenity.
●	Technology-Enabled Products and Services. EVgo is focused on enhancing products and services to maintain a leadership position as a developer and operator of networked charging infrastructure. Continued research and development activities focused on hardware design, station architecture and EVgo’s technology stack and software applications widen EVgo’s competitive positioning and offer the potential for high margin accretive revenue streams. Through its innovative mobile app for EV drivers, Autocharge+ functionality allowing a seamless charging experience, a customized portal that provides OEM partners with EVgo network visibility, and development of sophisticated diagnostics delivered to vendors in real time so that equipment functionality can be enhanced, EVgo’s tech-enabled services are designed to further strengthen EVgo’s customer relationships.
●	PlugShare. EVgo delivers services to EV drivers through its subsidiary PlugShare, the leading global platform for EV drivers to locate and provide information relating to charging stations and provide feedback on their charging experiences, while leveraging tools like Pay with PlugShare and EV Trip Planner. Beyond its services to EV drivers, PlugShare delivers data to automakers and other customers through the PlugShare API and manages the world’s largest EV driver research panel through PlugInsights. PlugShare also delivers advertising impressions globally on behalf of its advertising customers.
●	Disciplined Capital Allocation. EVgo’s capital investments undergo rigorous financial analysis and consideration by the Company’s internal investment committee. Investments are analyzed using several parameters and require the portfolio to meet or exceed a pre-defined internal rate of return before approval. Robust underwriting standards are reviewed periodically to underpin such disciplined capital allocation.
●	Public Policy Engagement. EVgo is continuously engaged with federal, state and local regulators, utilities, legislatures and other stakeholders to unlock new markets, shape funding opportunities, reduce electricity rates, implement streamlined EV charging tariffs and interconnection processes and promote competitive ownership of EVSE. As EVs become readily available nationwide and as federal infrastructure funding rolls out, EVgo is expanding its engagement with state and local officials, increasing its public policy outreach and continuing its advocacy for policies that advance electric mobility.

Competition

The charging infrastructure sector is evolving as the EV market grows and expands to serve new drivers, and it is likely to become increasingly competitive. Key parts of the charging value chain include charging equipment manufacturing and sales, charging network operation and ownership, charging software development, and the provision of e-mobility services. The EV charging companies currently operating in the U.S. — like Blink, ChargePoint, Electrify America, IoTecha, Shell Recharge Solutions (formerly Greenlots and Volta), Tesla, Tritium, and a few electric utilities — are involved with various parts of this value chain. Given the relatively early stage of electrification as a sector, the business models being pursued by each company are still in flux. In general, charging sector incumbents may expand their product offerings and sales strategies and new well-capitalized competitors may enter the market.

As the charging sector continues to evolve, a number of players have emerged or could emerge as competitors of EVgo. As a leading builder, owner and operator of a public fast-charging network, EVgo’s competitors include Blink, Borg Warner (formerly Rhombus), BP, ChargePoint, Electrify America, Flo, IoTecha, Shell Recharge Solutions (formerly Greenlots and Volta), TerraWatt, Tesla, Tritium, and Voltera, as well as the limited number of utilities granted permission by their regulators to own charging assets. Additionally, in 2023, a number of OEMs, including BMW, GM, Honda, Hyundai, Kia, Mercedes-Benz and Stellantis, formed Ionna, a joint venture, for the purpose of building a large EV charging network in North America. As a provider of integrated fleet solutions, EVgo’s competitors include Blink, BP, ChargePoint, Electrify America, Flo, Shell Recharge Solutions (formerly Volta), TerraWatt, Tritium, and Voltera, and utilities could emerge as a competitive force in the future, as well as other pure play charging companies aiming to capitalize on the fleet electrification trend.

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

Barriers to entry in the EV charging market may erode as a result of government intervention and various support programs, leading to more competitors with a variety of profitability objectives. EVgo has competitive advantages in delivering charging services driven by network scale, network design, experience developing and operating DCFC infrastructure, OEM partnerships, fleet and rideshare partnerships, brand equity, longstanding reputation in the industry, a well-established supply chain, differentiated station design and software enabled service offerings and network effects driven by a large number of repeat customers. Competition arising from use of other types of alternative fuel vehicles such as plug-in hybrid EVs, hydrogen, and high fuel economy gasoline and diesel-powered vehicles could inhibit growth in the EV sector.

Suppliers and Service Providers

Charging Equipment and Related Services

EVgo relies on third-party vendors for design, testing and manufacturing of charging equipment. At this stage of the industry, equipment is unique to each supplier with respect to components and aftermarket maintenance and warranty services. As such, equipment and services are currently singularly sourced from each supplier. For the year ended December 31, 2023, Delta provided 76.9% of EVgo’s total charging equipment. For the year ended December 31, 2022, Delta and Graybar Electric collectively provided 81.9% of EVgo’s total charging equipment.

EVgo has invested in and maintains long-term relationships with suppliers and service providers. EVgo designs stations and specifies EV chargers in-house and outsources production to an assortment of manufacturers. Based on a rigorous certification and qualification testing process, the Company has established commercial relationships with multiple EV charger manufacturers. EVgo typically contracts with and manages specialized electrical and civil contractors to perform station construction and maintenance activities. Additionally, EVgo’s charger management software platform was developed and is operated by Driivz.

Electricity

During 2023, electricity was purchased for charging stations directly from local utilities as a commercial and industrial customer for approximately 75% of EVgo’s charging sites, with these sites representing approximately 90% of EVgo’s total GWh throughput. Each site qualifies for a certain utility tariff based primarily on maximum instantaneous electric usage measured over a historic period. A typical electricity tariff for a site consists of (i) a fixed charge, generally based on the number of meters on site, (ii) an energy charge based on kWh used, which may vary depending on time of use (including seasons and peak hours), (iii) a demand charge, or cost charged per kW during the applicable calculation period, which is often monthly, but which may also vary depending on time of use and (iv) any applicable state and utility taxes. The remainder of EVgo’s charging sites obtain electricity through the Site Host. EVgo generally reimburses the Site Host for the cost of the electricity at a pre-negotiated rate, subject to the terms of each Site Host agreement. The negotiated rate varies based on the Site Host’s electricity tariff, the size of the charging site and other financial incentives provided to the Site Host.

Customers, Partnerships and Strategic Relationships

EVgo has established partnerships and strategic relationships with key OEMs, including GM, Nissan, and Toyota, Site Hosts and fleet operators, as discussed further below. These relationships allow EVgo to access new customers and build brand awareness through co-marketing. EVgo may also benefit from promotional programs sponsored by OEMs. In some cases, OEM partners have agreed to provide one-time or ongoing payments related to the build-out of EVgo’s charger network. In nearly all cases, EVgo retains ownership of the chargers built under these OEM programs.

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

The Company had two customers that collectively comprised 45.7% of the Company’s total net accounts receivable as of December 31, 2023 and one customer that comprised 20.5% of the Company’s total net accounts receivable as of December 31, 2022. For the year ended December 31, 2023, one customer represented 45.2% of the Company’s total revenue. For the year ended December 31, 2022, two customers collectively represented 42.9% of the Company’s total revenue. As EVgo and the EV industry continue to grow, EVgo expects revenues will be generated from a larger and an increasingly diverse group of customers and commercial partners. In the ordinary course of business, EVgo engages in active discussions and renegotiations with EVgo’s commercial partners with respect to the solutions it provides and the terms of its agreements, including fees. Most of EVgo’s contracts with EVgo’s commercial partners have multi-year terms and some have rights to terminate prior to the end of the term. The loss of any of EVgo’s largest commercial partners or the renegotiation of any of EVgo’s largest contracts with its commercial partners could adversely affect EVgo’s results of operations.

General Motors Agreement

On July 20, 2020, EVgo entered into a five-year contract with General Motors LLC (“GM”) (as amended from time to time, the “GM Agreement”) to build fast charger stalls that EVgo will own and operate as part of the Company’s public network. The GM Agreement has been amended several times to expand the overall number of charger stalls to be installed from 2,750 to 3,250, adjust charger stall installation targets, extend the completion deadline to March 31, 2026, and provide for a payment of $7,000,000 in December 2022 in exchange for EVgo’s agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and maintain a specified uptime percentage (described below) over the term of the agreement. Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on charger stalls installed.

Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by March 31, 2026, 45% of which were installed by December 31, 2023. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 95% across the GM network. In addition to the capital build program, EVgo is required to provide GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers.

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

Nissan Agreement

EVgo executed an agreement with Nissan North America, Inc. (“Nissan”) in June 2019 (the “Nissan Agreement”), that provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. The Nissan Agreement has been amended several times to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan Agreement, EVgo was obligated to spend a specified amount annually on joint-marketing activities that were mutually agreed-upon with Nissan until March 1, 2024. Under the charging credit program provisions in the Nissan Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. In the event a participant does not use the entire amount of the allocated charging credit or if the annual charging credit pool is not exhausted within a specific period, a portion of the remaining dollar value of such credit rolls over to subsequent periods, and a portion is retained by the Company. For Nissan EV purchasers or lessees receiving unlimited charging, the Company receives an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan Agreement requires the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). If the Company fails to meet its Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, which could result in an adjustment to the consideration received by the Company under the Nissan Agreement. EVgo and Nissan previously agreed to amend the Nissan Agreement to extend the installation deadlines under the Build Schedule by up to 12 months, and Nissan has waived penalties for installation delays relating to program year one.

EVgo’s ability to meet its Build Schedule obligations may be impacted by delays in permitting, commissioning and utility interconnection, as well as delays related to industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and landowners, and supply chain issues.

Pilot Infrastructure Agreement

On July 5, 2022, EVgo entered into the Pilot Infrastructure Agreement and an operations and maintenance agreement (the “Pilot O&M”) with the Pilot Company and GM to build, operate and maintain up to 2,000 stalls served by DC chargers that the Pilot Company will own. The stalls will be located at the Pilot Company sites across the U.S.

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

Under the Pilot O&M, EVgo is required to perform operations, maintenance and networking services on stalls built and commissioned under the Pilot Infrastructure Agreement in exchange for payment of a monthly fee by the Pilot Company to EVgo. EVgo is subject to certain performance criteria under the Pilot O&M.

Intellectual Property

EVgo protects its intellectual property and proprietary rights through patent, trademark, copyright, trade secret and unfair competition laws, and by confidentiality protocols. EVgo undertakes actions as it deems necessary to ensure that its proprietary rights are protected, while at the same time respecting the intellectual property rights of other persons.

As of December 31, 2023, EVgo held 23 patents and had 10 additional patent applications pending in the U.S. and abroad. EVgo continues to regularly assess opportunities for seeking patent protection for those aspects of EVgo’s technology, designs and methodologies that provide a meaningful competitive advantage to the Company.

Governmental Regulation

State, regional and local regulations for installing EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications.

The federal National Institute of Standards and Technology’s Handbook 44 (“Handbook 44”) establishes a model weights and measures code, which covers numerous measuring and weighing devices including EV chargers. Handbook 44 is written and amended by the National Conference on Weights and Measures (“NCWM”), a professional association comprised of state, county and local regulators, and Handbook 44 serves as the basis for specifications and tolerances for weights and measures officials nationally. The latest version for EV charging has been adopted by law in 30 states, and most of these states are currently not expected to begin enforcing the regulations until 2028, although this timeline is subject to change. California adopted its own weights and measures regulations in 2019 and was the first state to begin enforcing these requirements in 2021 for AC chargers installed on or after January 1, 2021, and in 2023 for DC chargers installed on or after January 1, 2023. AC chargers installed before 2021 are not subject to the regulations until 2031, and DC chargers installed prior to 2023 are not subject to the regulations until 2033. Other states have adopted an older version of Handbook 44 or, like California, have promulgated their own regulations.

Generally, public utilities commissions and state legislatures across the country have determined that EV charging service providers will not be regulated as utilities. While exceptions still exist and individual state determinations are not binding on any other regulator or jurisdiction, they demonstrate a trend in the way states view the EV charging industry. Other jurisdictions are exploring similar reforms. The determination not to regulate the Company as a utility generally frees the Company from being subject to more burdensome regulatory requirements and provides the Company with greater flexibility to set rates, including setting pricing for EV charging on a per-kWh basis across its portfolio of public chargers, subject to restrictions in certain jurisdictions.

Grants and Incentives

EVgo continuously pursues public grants and leverages utility incentives to reduce capital expenditures. EVgo has dedicated and plans to continue to dedicate a variety of internal and external resources to shape, monitor, submit for and utilize available grant and incentive funding for the development of DCFCs on a state, local and national level. EVgo’s network expansion and local build plans are informed partially based on expected timing for and availability of funding of this type. EVgo has received awards for grants and incentives from state energy offices, state departments of transportation, local air districts, and utility rebate and “make-ready” programs.

EVgo has historically benefitted from the availability of federal tax credits under Section 30C of the Code, which effectively subsidizes the cost of placing in service EVgo’s charging stations. The Inflation Reduction Act revised the credit under Section 30C to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. See Part I, Item 1A, “Risk Factors — Risks Related to the EV Market — The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.” for further discussion.

EVgo intends to continue to vigorously seek additional grants, rebates, subsidies and incentives as an effective avenue to reduce its capital investment in the promotion, purchase and installation of charging stations where applicable.

Government Regulations to Enhance EV Adoption

The regulations mandated by the National Highway Transit Safety Administration (“NHTSA”)’s Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. These standards have been established through Model Year 2026 for light-duty vehicles; however, in September 2021, the Biden Administration proposed to significantly increase these standards for model years 2024-2026 and EVgo expects the administration to set standards for future model years as well. Although EVgo is not a car manufacturer and thus not directly subject to CAFE standards, such standards may still indirectly affect EVgo’s business. The adoption of more stringent federal standards may create further incentives for vehicle manufacturers to increase their EV offerings, which would likely result in increased demand for charging services. Additionally, several states, including California, Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, Oregon, Pennsylvania, Rhode Island, Vermont, Virginia and Washington D.C., have adopted or are considering adopting bans on the sale of ICE vehicles by 2035.

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

Renewable Energy Markets

As part of EVgo’s business strategy, the Company markets the electricity provided from EVgo’s charging stations as 100% matched with purchases of renewable energy certificates (“RECs”). Any claims EVgo makes to consumers about EVgo’s use of renewable energy are subject to regulation by the Federal Trade Commission (“FTC”). The FTC Green Guides require all non-renewable energy use to be matched with RECs in order to make renewable energy claims and may also require certain statements regarding the sources of renewable energy and related RECs. Failure to comply with such regulations can result in substantial monetary penalties or otherwise impact EVgo’s results of operations. Therefore, the Company purchases certified RECs in order to qualify the electricity the Company distributes through charging stations as renewable energy and will continue to purchase certified RECs in the future to substantiate claims that the electricity provided from EVgo’s charging stations is 100% matched with purchases of renewable energy.

Additionally, as part of EVgo’s business model, the Company projects the number of RECs needed and purchases such RECs to meet this projection. Failure to accurately project EVgo’s REC needs may result in the purchasing of RECs on the spot market in order to maintain compliance with applicable regulations. If material, this may adversely affect EVgo’s business and financial condition.

LCFS Credits

As a charging station owner and operator, EVgo earns regulatory credits, such as Low Carbon Fuel Standard (“LCFS”) credits and other regulatory credits, in states where such programs are enacted currently, including the LCFS Program in California, the Clean Fuels Program in Oregon, and the Clean Fuel Standard in Washington. These credits are generated through charging station operations based on the volume of kWh sold. EVgo earns additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates. In California, EVgo actively seeks to maximize the number of credits generated per kWh of energy sold by sourcing renewable electricity. The availability of such credits depends on continued governmental support for these programs and regulatory frameworks that make it possible for EVgo to participate in these credit markets. In addition to current programs, EVgo is currently monitoring or participating in state level policy activity to promulgate new clean fuels programs in states such as Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New Mexico and New York.

Human Capital Management

EVgo believes that its people are its most important asset. The Company is focused on fostering a diverse workforce with different perspectives, experiences, and backgrounds to encourage innovative and creative ideas, and ultimately lead to collective success.

EVgo’s workforce is essential in delivering its business objectives. Its human capital management strategy is integrated with the overall leadership objectives (including ESG) and is designed to attract, develop, and retain a high performing workforce and evolve the Company’s culture to sustain its business, both today and in the future. EVgo is focused on maintaining a culture of inclusion and operational excellence that supports its employees, customers, and the many diverse communities it serves. The workforce is guided by its core commitments to safety, integrity, diversity, equity and inclusion (“DEI”), customer service and continuous improvement.

EVgo remains steadfast in its commitment to treating people with dignity and respect. The Company is focused on maintaining the high standards of ethical conduct on which its business and reputation have been built.

As of February 15, 2024, EVgo had 292 employees, all of whom were regular full-time employees. None of EVgo’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes in maintaining positive relationships with EVgo’s employees.

The following charts present EVgo’s total employee population indicating percentages of employees that are female or are racially and/or ethnically diverse as of February 15, 2024:

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

If EVgo aspires to achieve “Electric for All,” it needs to acknowledge the inequality of lived experiences. To be Black or Brown or a woman or disabled or LGBTQ+ or of different ages and classes is not a barrier; institutional racism, sexism, and prejudice are barriers. The Company does not tolerate a status quo that so many members of the community find painful and wants to be better. EVgo knows it will be an ongoing process and that it is important to be not just “non-discriminatory,” but also “anti-discriminatory.” The Company strives to embody — and continues to embody — a level of inclusivity that makes its staff proud. “Electric for All” stands for more than just a slogan. EVgo seeks to find ways to uphold it with action.

EVgo is committed to hiring — and continuing to hire — Black, Indigenous, People of Color, members of the LGBTQ+ community, women, and people with different physical abilities, ages, and social classes to all levels of leadership. The Company uses terms like BIPOC and LGBTQ+, acknowledging their limitations in conveying the multitudes of identity. As language and social beliefs evolve, EVgo commits to evolving with them and mentoring and promoting people within its community whom EVgo values for their hard work, intelligence, and agility in pursuit of its mission. EVgo commits to building a portfolio of vendors that includes minority-owned businesses and to creating initiatives that ensure its employees are seen, heard, and valued. EVgo commits to continue checking in with leadership and employees to see how the Company is doing. And most importantly, EVgo commits to listening with openness. As EVgo aims to rapidly grow as a business, it commits to growing as a community as well.

The Company’s success depends on a diverse staff and inclusive leadership. EVgo believes the only way to achieve its vision of “Electric for All” is to utilize the strength that comes from the richness of diversity. Leading the vision of “Electric for All,” it commits to building and empowering a workplace community that values its members for simply being who they are.

●	Communication, Inclusion & Training: EVgo has a DEI task force that meets on a regular basis to help establish a supportive and welcoming workplace environment in which employees of all backgrounds and demographic characteristics can work together. EVgo hosts monthly inclusion-focused events overseen by its DEI task force. EVgo also conducts DEI training on various topics including overcoming racism and anti-harassment.
●	Talent Attraction and Development: EVgo has a strong talent pipeline supported by its employee referral program and partnerships with diverse organizations, in addition to broad internal distribution of all job postings. In 2023, EVgo continued its summer internship program, providing opportunities to 15 interns of diverse backgrounds. EVgo is also building an apprenticeship program aligned with the learning platform Build Within, which will be rolled out across multiple functions.
●	Promoting Sustainable Communities: EVgo’s goal is to ensure that EVs and public fast charging are accessible to all. Over 50% of the EVgo network currently serves an environmental justice impacted community, which means an EVgo charger is within a 10-minute drive. Impacted communities are defined as more diverse, less affluent, and more impacted by air pollution (particulate matter 2.5 micrometers or smaller (“PM2.5”) > 50) than the average neighborhood in a given geography according to the Environmental Justice Screening and Mapping Tool.
●	Partnering for Good: To engage within communities to accelerate access to electrified transportation and to coordinate opportunities for EVgo staff to give back in their communities. EVgo is committed to doing better in its own organization and on the ground to bring more equitable access to EVs to communities across the U.S. Beyond including equity in its siting decisions, EVgo has led, partnered with and participated in several programs to promote equal access to EV charging including charging credit programs to allow for more affordable charging for income qualified drivers. These are typically supported through public funding programs.

Talent, Attraction, Development and Engagement. From EVgo’s frontline employees to its leadership roles, the Company has maintained a focus on attracting, developing and retaining a robust talent pipeline to remain competitive and to continue to provide its customers with the highest standard of service.

EVgo’s employees grow through a variety of training and development opportunities at all career tracks within the organization. EVgo has an all-employee “EVgo Academy” program that includes Master Classes and training resources such as Udemy. In November 2023, the Company hosted its second company-wide EVgo University event covering in depth facets of its business, including what the Company is doing to enhance the customer experience, and developing team building, including employee communication, collaboration and ownership with focus on how to hold crucial conversations and the importance of after-action reviews. EVgo conducts a semi-annual employee engagement survey in which employees can give input. EVgo also offers tuition reimbursement programs to its employees.

Compensation and Benefits Program. EVgo’s compensation program is designed to attract and reward talented individuals who possess the skills necessary to support the Company’s business objectives, assist in the achievement of its strategic goals and create long-term value for its stockholders. The Company provides employees with compensation packages that include competitive salaries, annual discretionary performance bonuses tied to objectives and key results, and, for all full-time employees, long-term equity awards tied to time-based vesting conditions. EVgo believes that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term performance and integrating compensation with its business plans. EVgo participates in a compensation benchmark survey to review the competitiveness of its compensation packages. In addition, the Company offers employees benefits such as hybrid work options, life insurance, comprehensive health plans (medical, dental and vision), flexible paid time off, generous supplemental parental pay, EVgo EV car loaners at company headquarters, discounted charging nationwide, and a 401(k) plan.

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

Available Information

As soon as reasonably practicable after they are filed electronically with the SEC, EVgo’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on EVgo’s website, investors.evgo.com, which EVgo also uses to announce material information to the public. EVgo is providing the address to EVgo’s website solely for the information of investors. EVgo does not intend the address to be an active link or to otherwise incorporate the contents of the website into this Annual Report.

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

Risks Related to EVgo’s Business

●	EVgo is an early-stage growth company with a history of operating losses and expects to incur significant expenses and continuing losses at least for the near- and medium-term.
●	EVgo’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.
●	EVgo currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.
●	Because EVgo is currently dependent upon a limited number of customers and OEM partners, the loss of a significant customer or OEM partner could adversely affect EVgo’s operating results.
●	EVgo will be required to install a substantial number of chargers under EVgo’s agreement with GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant.
●	EVgo will be required to install a substantial number of chargers under EVgo’s agreement with the Pilot Company and GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from the Pilot Company and may be required to pay liquidated damages, which may be significant.
●	EVgo is committed to purchasing a large number of chargers under the Delta Charger Supply Agreement and Purchase Order, which will require significant capital expenditures, some of which may not be immediately offset by payment by EVgo’s counterparty under the Pilot Infrastructure Agreement.
●	EVgo relies on a limited number of vendors for EVgo’s charging equipment and related support services. A loss of any of these partners could negatively affect EVgo’s business.
●	EVgo’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as EVgo expands the scope of such services with other parties.
●	Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.
●	EVgo may need to raise additional funds, and these funds may not be available when needed or may only be available on unfavorable terms, which could impact the Company’s ability to fund its operations, its growth and the build-out of the Company’s network.
●	EVgo is dependent upon the availability of electricity at EVgo’s current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would adversely affect EVgo’s business and results of EVgo’s operations.

Risks Related to the EV Market

●	Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for EVgo’s products and services.

●	Rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on EVgo’s network as much as expected. Future demand for or availability of battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.
●	EVgo derives revenue from the sale of regulatory credits. There are a number of factors beyond EVgo’s control that could have a material adverse effect on EVgo’s ability to generate such revenue.
●	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.

Risks Related to EVgo’s Technology, Intellectual Property and Infrastructure

●	EVgo’s business may be adversely affected if EVgo is unable to maintain, protect and enforce its technology and intellectual property.
●	The current lack of industry standards may lead to uncertainty, additional competition and further unexpected costs.

Financial, Tax and Accounting-Related Risks

●	EVgo has identified a material weakness in its internal control over financial reporting, and any inability to timely remediate this material weakness or to otherwise establish and maintain an effective system of internal control over financial reporting may harm investor confidence and cause a decline in the price of the Company’s Class A common stock.
●	Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect EVgo’s and EVgo OpCo’s business and future profitability.
●	Continuing or worsening inflationary pressures and associated changes in monetary policy may result in increases to the cost of EVgo’s charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

Risks Related to EVgo’s “Up-C” Structure and the Tax Receivable Agreement

●	EVgo Holdings owns the majority of EVgo’s voting stock and therefore has the right to appoint a majority of EVgo’s board members, and its interests may conflict with those of other stockholders.
●	EVgo’s only principal asset is EVgo’s interest in Thunder Sub, which, in turn, holds only units issued by EVgo OpCo; accordingly, EVgo depends on distributions from EVgo OpCo and Thunder Sub to pay taxes and make payments under the Tax Receivable Agreement and cover EVgo’s corporate and other overhead expenses.
●	EVgo will be required to make payments under the Tax Receivable Agreement for certain tax benefits that EVgo may claim, and the amounts of such payments could be significant.

Risks Related to Legal Matters and Regulations

●	Privacy concerns and laws, or other regulations, may adversely affect EVgo’s business.
●	Increasing attention to ESG matters may increase EVgo’s costs of compliance and adversely impact EVgo’s business.

Risks Related to EVgo’s Securities

●	EVgo is a “controlled company” within the meaning of the rules of the Nasdaq and the rules of the SEC. As a result, EVgo qualifies for and relies on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
●	Provisions in EVgo’s Third Amended and Restated Certificate of Incorporation (the “Charter”) and Delaware law may have the effect of discouraging lawsuits against EVgo’s directors and officers.
●	Provisions in EVgo’s Charter may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for Class A common stock and could entrench management.

Risk Factors

Risks Related to EVgo’s Business

EVgo is an early-stage growth company with a history of operating losses and expects to incur significant expenses and continuing losses at least for the near- and medium-term.

EVgo has a history of operating losses and negative operating cash flows. As of December 31, 2023, EVgo had $209.1 million of cash, cash equivalents, and restricted cash and working capital of $178.1 million. EVgo’s net cash outflow for the year ended December 31, 2023 was $37.3 million. While EVgo believes EVgo’s cash on hand as of December 31, 2023 is sufficient to meet EVgo’s current working capital and capital expenditure requirements, there can be no assurance that EVgo will be able to achieve and maintain profitability in the future. EVgo’s potential profitability is particularly dependent upon the continued adoption of EVs by consumers, fleet operators and other electric transportation modalities, continued support from regulatory programs and, in each case, the use of EVgo’s chargers, any of which may not occur at the levels EVgo currently anticipates or at all. EVgo may need to raise additional financing through loans, securities offerings or additional investments in order to fund EVgo’s ongoing operations. There is no assurance that EVgo will be able to obtain such additional financing or that EVgo will be able to obtain such additional financing on favorable terms.

EVgo’s growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.

EVgo’s growth is highly dependent upon the continued rapid adoption of EVs by governments, businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, increasing consumer choice as it relates to available EV models, their pricing and performance, evolving government regulation and industry standards, changing consumer preferences and behaviors, intensifying levels of concern related to environmental issues and government initiatives related to climate change and the environment generally. EVgo’s revenues are driven in large part by EV drivers’ driving and charging behavior. Potential shifts in behavior may include but are not limited to changes in annual vehicle miles traveled, preferences for urban vs. suburban vs. rural and public vs. private, and DCFC vs. Level 2 charging, demand from rideshare or urban delivery fleets and the emergence of autonomous vehicles and/or new forms of mobility. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. Public DC fast charging may not develop as expected and may fail to attract projected market share of total EV charging. If the market for EVs develops more slowly than expected, or if demand for EVs develops more slowly than expected or decreases, EVgo’s growth would be reduced, and EVgo’s business, prospects, financial conditions, and operating results would be harmed. The market for EVs, and ultimately EV charging, could be affected by numerous factors, such as:

●	perceptions about EV features, quality, driver experience, safety, performance and cost;
●	perceptions about the limited range over which EVs may be driven on a single battery charge and about availability and access to sufficient public EV charging stations;
●	competition, including from other types of alternative fuel vehicles (such as hydrogen fuel cell vehicles), plug-in hybrid EVs, high fuel-economy ICE vehicles and other types of charging methods (e.g., battery swaps);
●	volatility in the price of gasoline and diesel at the pump;
●	EV supply chain shortages and disruptions, which include but are not limited to availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to increase and on-shore EV production, and technological and logistical challenges (such as component shortages, exacerbated port congestion and intermittent supplier shutdowns and delays and product recalls due to quality control issues), which have resulted in additional costs and production delays and availability of batteries and battery materials;
●	concerns regarding the reliability, stability and capacity of the electrical grid;
●	the change in an EV battery’s ability to hold a charge over time;
●	availability of maintenance, repair services and spare parts for EVs;
●	consumers’ perception about the convenience, speed and cost of EVs and EV charging and the availability and reliability of EV charging infrastructure;

●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally;
●	government legislation and regulations restricting the operation of autonomous vehicles;
●	relaxation of government mandates or quotas regarding the sale of EVs and fuel economy standards;
●	the number, price and variety of EV models available for purchase; and
●	concerns about the future viability of EV manufacturers.

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly because EVs can be more expensive than traditional gasoline-powered vehicles. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and EVgo’s products and services in particular. Moreover, any legislative or regulatory restrictions on the operation or growth of the autonomous vehicle industry, or curtailed investment in the autonomous vehicle industry, could limit demand for EV charging from operators in the autonomous vehicle industry.

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

With continued fast growth, EVgo will be required to continue developing, implementing, and enhancing its information technology systems and internal control over financial reporting and related procedures. The implementation, maintenance, segregation, and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, implementing, improving, and expanding core systems as well as updating current systems, including disruptions to the related areas of business operations. These risks may affect EVgo’s ability to manage its data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations. These risks may also result in data security incidents that may interrupt business operations and allow third parties to obtain unauthorized access to business information or misappropriate funds. EVgo may also face risks to the extent such third parties infiltrate the information technology infrastructure of EVgo’s contractors.

To manage growth in operations and personnel, EVgo will need to continue to enhance EVgo’s operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect EVgo’s business performance and operating results. EVgo’s strategy is based on a combination of growth and maintenance of strong performance on EVgo’s existing asset base and any inability to scale, maintain customer experience or manage operations at EVgo’s charging stations may impact EVgo’s growth trajectory.

EVgo is susceptible to risks associated with an increased focus by stakeholders and regulators on climate change, which may adversely affect its business and results of operations.

Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt EVgo’s business, its third-party suppliers and the business of its customers and may cause it to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, EVgo’s customers may begin to establish sourcing requirements related to sustainability. As a result, EVgo may receive requests for sustainability related information about its products, business operations and use of sustainable materials, among other data. EVgo’s inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for its products. See Part I, Item IA, “Risk Factors — Risks Related to Legal Matters and Regulations — Increasing attention to ESG matters may increase EVgo’s costs of compliance and adversely impact EVgo’s business.”

EVgo’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

EVgo’s beliefs about the potential for market growth and wider adoption of EVs are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. EVgo’s internal estimates relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, capacity of automotive and battery OEMs and ability of charging infrastructure to address this demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for public and commercial fast charging and future fast charging throughput or EVgo market share capture are difficult to predict. The estimated addressable market may not materialize in the timeframe of EVgo’s internal projections, if ever, and even if the markets meet the size estimates and growth estimates presented, EVgo’s business could fail to grow at similar rates.

EVgo currently faces competition from a number of companies and expects to face significant competition in the future as the market for EV charging develops.

The EV charging market is relatively new, and EVgo currently faces competition from a number of companies. There are a number of established and emerging EV charging companies operating in the U.S. that pursue various business models that are constantly evolving, including Blink, Borg Warner (formerly Rhombus), BP, ChargePoint, Electrify America, Flo, IoTecha, Shell Recharge Solutions (formerly Greenlots and Volta), Tesla, and Tritium, as well as certain utilities and retailers. Additionally, in 2023, a number of OEMs, including BMW, GM, Honda, Hyundai, Kia, Mercedes-Benz and Stellantis, formed Ionna, a joint venture, for the purpose of building a large EV charging network in North America.

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

In addition, there are other means for charging EVs, which could affect the level of demand for charging at EVgo’s DCFCs. For example, Tesla Inc. (“Tesla”) continues to build out its supercharger network across the U.S. for Tesla vehicles and has opened up a portion of its supercharger network to non-Tesla EV vehicles, which could reduce overall demand for EV charging at other sites, including EVgo’s charging stalls. Also, other companies sell chargers designed for customers seeking to have on-premises EV charging capability as well as for home or workplace charging, which may reduce the demand for fast charging if EV owners find “slow” charging at a workplace, at home, or other parking locations to be sufficient. Municipalities may decide to convert street lighting poles and lampposts to public charging points for EV drivers who rent, have no access to home charging, or park their EVs on the street, potentially reducing EVgo’s serviceable markets. Retailers, utilities or other Site Hosts or commercial, municipal and federal fleet businesses may opt to become owners and operators of public or private EV fast charging equipment and purchase that equipment and associated management software directly from vendors in the marketplace.

Further, EVgo’s current or potential competitors may be acquired by third parties with greater available resources. As a result, competitors may be able to respond more quickly and effectively than EVgo to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

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

Given the nascent stage of the industry, a limited number of contractual commercial customers and OEM partners currently account for a substantial portion of EVgo’s income. For the years ended December 31, 2023 and 2022, one customer represented 45.2% and two customers collectively represented 42.9% of total revenue, respectively. EVgo’s operating projections are currently contingent on EVgo’s performance under EVgo’s commercial contracts. At least in the short term, EVgo expects that a majority of EVgo’s sales outside of the retail customer market will continue to come from a concentrated number of commercial customers and OEM partners. EVgo expects a substantial portion of EVgo’s cash receipts in the near future to be from a limited number of commercial customers and OEM partners and, as a result, will be subject to any risks specific to those entities and the jurisdictions and markets in which they operate, including OEMs’ ability to develop a portfolio of EV models and attract customers for those models and maintain or expand their investments in EVs and EV charging infrastructure. EVgo may be unable to accomplish EVgo’s business plan to diversify and expand EVgo’s customer and OEM partner base by attracting a broad array of customers and OEM partners, which could negatively affect EVgo’s business, results of operations and financial condition.

EVgo’s success and growth depends on EVgo’s ability to develop and maintain relationships with automotive OEM and fleet partners.

The success of EVgo’s business depends on EVgo’s ability to develop and maintain relationships with OEMs, such as GM, Nissan, Tesla and others. These relationships help the Company access new customers and build brand awareness through co-marketing. EVgo may also benefit from promotional programs sponsored by OEMs, such as prepaid charging credits. In some cases, EVgo’s OEM partners have agreed to fund capital expenditures related to the build-out of EVgo’s charger network. For example, GM is providing payments for performance obligations that will help fund the accelerated build-out of 3,250 charger stalls for EVgo’s fast charger network through March 2026. If EVgo fails to develop and maintain relationships with OEMs, or if OEMs opt to partner with competitors rather than the Company, EVgo’s revenues may decline and EVgo’s business may suffer.

EVgo’s revenue growth will also depend in part on EVgo’s ability to increase sales of EVgo’s products and services to fleet operators, including rideshare operators. The electrification of fleets is an emerging market, and fleet operators may not adopt EVs on a widespread basis, operate on the timelines EVgo anticipates or rely on public and/or private fast charging and EVgo’s network. In addition to the factors affecting the growth of the EV market generally, transitioning to an EV fleet can be costly and capital intensive, which could result in slower than anticipated adoption. The sales cycle could also be longer for sales to fleet operators with formal procurement processes. Fleet operators may also require significant additional services and support, and if EVgo is unable to provide such services and support, it may adversely affect EVgo’s ability to attract additional fleet operators as customers.

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

In addition, EVgo may be unable to maintain successful relationships with EVgo’s OEM and fleet partners. Some of EVgo’s existing agreements require the Company to meet specified performance criteria. If EVgo fails to meet such criteria, the agreements could be terminated, and EVgo may be obligated to pay significant penalties or other damages. If an agreement is terminated, any support payments pursuant to the contract would cease. Finally, if OEMs observe the Company failing to meet EVgo’s specified performance criteria, EVgo’s reputation may be damaged, and it may become more difficult for the Company to establish new partnerships with OEMs. Any failure to attract and retain OEMs or fleet operators as customers in the future would adversely affect EVgo’s business and results of operations.

EVgo will be required to install a substantial number of chargers under EVgo’s agreement with GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant.

Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed and GM is required to make certain payments based on charger stalls installed. Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by March 31, 2026. The GM Agreement calls for a year-over-year increase in annual charger stall additions from 2022 to 2024, flattening in 2025, before declining in the first quarter of 2026. Meeting these milestones will require additional funds beyond the amounts committed by GM and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls EVgo is obligated to develop. In addition, EVgo is required to maintain network availability across the GM network (i.e., the percentage of time a charger stall is operational and available on the network) of at least 95% across the GM network.

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

EVgo may not meet the charger stall-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection, as well as delays related to industry and regulatory adaptation to the requirements of high-powered charger installation including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and land owners, and supply chain issues. As of February 15, 2024, there were approximately 1,028 charger stalls in the active engineering and construction development pipeline, of which approximately 964 charger stalls had been approved by GM. As of February 15, 2024, EVgo had approximately 82 charger stalls left to install in order to meet its charger stall-installation milestone for the quarter ending March 31, 2024. If EVgo does not meet its charger stall-installation milestone in any period, GM will have the right, if it so chooses, to send EVgo a charger stall count breach notice, which would trigger a cure period. Under the terms of the GM Agreement, GM and EVgo can agree to adjust quarterly charger stall installation milestones from time to time, provided the quarterly targets for an applicable calendar year must equal the annual target for such year. Going forward, it is uncertain if these, or other potential issues in the procurement, installation, or energization of chargers, will be resolved in a timely fashion.

Nissan has the right to terminate its agreement with the Company in certain circumstances. Additionally, EVgo may be subject to monetary penalties if EVgo is unable to fulfill EVgo’s obligations under EVgo’s agreements with Nissan.

EVgo executed an agreement with Nissan North America, Inc. (“Nissan”) in June 2019 (the “Nissan Agreement”) that provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-

build program. The Nissan Agreement has been amended several times to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan Agreement, EVgo was obligated to spend a specified amount annually on joint-marketing activities that were mutually agreed-upon with Nissan until March 1, 2024. Under the charging credit program provisions in the Nissan Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. In the event a participant does not use the entire amount of the allocated charging credit or if the annual charging credit pool is not exhausted within a specific period, a portion of the remaining dollar value of such credit rolls over to subsequent periods, and a portion is retained by the Company. For Nissan EV purchasers or lessees receiving unlimited charging, the Company receives an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan Agreement requires the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). If the Company fails to meet its Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, which could result in an adjustment to the consideration received by the Company under the Nissan Agreement. EVgo and Nissan previously agreed to amend the Nissan Agreement to extend the installation deadlines under the Build Schedule by up to 12 months, and Nissan has waived penalties for installation delays relating to program year one.

EVgo’s ability to meet its Build Schedule obligations may be impacted by delays in permitting, commissioning and utility interconnection, as well as delays related to industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and landowners, and supply chain issues.

Pursuant to the Nissan Agreement, as modified by the aforementioned extensions and other amendments, EVgo is required to install an aggregate of 210 chargers by February 28, 2025. As of February 29, 2024, EVgo had installed a total of 188 chargers at 73 sites and was required to install an additional 22 chargers at up to 5 sites by February 28, 2025.

EVgo will be required to install a substantial number of chargers under EVgo’s agreement with the Pilot Company and GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from the Pilot Company and may be required to pay liquidated damages, which may be significant.

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain milestones over two biennial periods measured by the number of chargers installed and charger sites serviced, and the Pilot Company is required to make certain payments each month based on the progress of construction at each charger site and for each charger procured. Under the Pilot Infrastructure Agreement, EVgo is required to install approximately 500 chargers at 300 charger sites during the first two-year period and will be required to install approximately 500 chargers at approximately 200 to 250 additional charger sites during the second two-year period. EVgo may not be able to meet the charger installation milestones and may be subject to liquidated damages, modifications to the Pilot Infrastructure Agreement or termination of the Pilot Infrastructure Agreement.

Subject to certain excusable events, if EVgo is unable to meet its charger installation obligations in either of the two biennial periods, the Pilot Company may be entitled to liquidated damages. Furthermore, depending on the length of the delay, the Pilot Company may remove the charger site from the portfolio without designating a replacement charger site.

The Pilot Infrastructure Agreement is subject to early termination for several reasons including: (a) at the Pilot Company’s election after 1,000 charging stalls have been completed, subject to the delivery of certain payments to EVgo, (b) the inability of EVgo to secure certain charger types in specified circumstances and (c) a material increase in the price of chargers due to a change in law.

EVgo is committed to purchasing a large number of chargers under the Delta Charger Supply Agreement and Purchase Order, which will require significant capital expenditures, some of which may not be immediately offset by payment by EVgo’s counterparty under the Pilot Infrastructure Agreement.

EVgo entered into the Delta Charger Supply Agreement and Purchase Order in order to meet the charger requirements of the Pilot Infrastructure Agreement. Pursuant to the Delta Charger Supply Agreement and Purchase Order, EVgo will purchase a minimum of 1,000 chargers (which will enable the construction of 2,000 stalls) from Delta over a period of four years with the option, at EVgo’s election, to increase the number of chargers purchased to 1,100. The Purchase Order was amended in August 2023 to provide for certain Delta chargers to be manufactured in Delta’s new facility in Plano, Texas rather than in Taiwan.

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

EVgo relies on a limited number of vendors for design, testing and manufacturing of charging equipment which at this stage of the industry is unique to each supplier and thus singularly sourced with respect to components as well as aftermarket maintenance and warranty services. For the year ended December 31, 2023, one vendor provided 76.9% of EVgo’s total charging equipment. For the year ended December 31, 2022, four vendors collectively provided 88.8% of EVgo’s total charging equipment. This reliance on a limited number of vendors increases EVgo’s risks, since EVgo does not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to reduced availability of certain key components such as semiconductors, EVgo may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. See Part I, Item IA, “Risk Factors — Disruptions in EVgo’s supply chain could adversely affect EVgo’s business.” Thus, EVgo’s business could be adversely affected if one or more of EVgo’s vendors is impacted by any interruption at a particular location or is acquired or impacted by liquidity issues.

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

EVgo’s business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as EVgo expands the scope of such services with other parties.

Charger installation and construction is typically performed by third-party contractors managed by the Company. The installation and construction of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters and typically requires local utility cooperation in design and interconnection request approval and commissioning, as well as various local and other governmental approvals and permits that vary by jurisdiction. In addition, building codes, accessibility requirements, utility interconnect specifications, review, approval or study lead time or regulations may hinder EV charger installation and construction because they end up costing the developer or installer more in order to meet the code requirements. In addition, increased demand for the components necessary to install and construct charging stations could lead to higher installed costs. Meaningful delays or cost overruns caused by EVgo’s vendor supply chains, contractors, utility upgrades scope and delays, or inability of local utilities and approving agencies to cope with heightened levels of activity, may impact EVgo’s ability to satisfy the requirements under the Build Schedule and EVgo’s other contractual commitments, and may impact revenue recognition in certain cases and/or impact EVgo’s relationships, any of which could impact EVgo’s business and profitability, pace of growth and prospects. For example, the installation of charger stalls under the GM Agreement have required significant utility upgrades to accommodate the higher capacity chargers. EVgo has experienced significant delays in these upgrades, which have in turn caused delays in the construction of the chargers pursuant to the GM Agreement. The Company expects utility-related delays to continue as the industry continues to adapt to the requirements of high-powered charger installation. If these delays continue or worsen, EVgo may not meet the charger-installation milestones under the GM Agreement or its other contractual commitments under agreements with other third parties. See Part I, Item IA, “Risk Factors — EVgo will be required to install a substantial number of chargers under EVgo’s agreement with GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant” and Part I, Item IA, “Risk Factors — EVgo will be required to install a substantial number of charger stalls under EVgo’s agreement with the Pilot Company and GM. If EVgo does not meet EVgo’s obligations under this agreement, EVgo may not be entitled to payments from the Pilot Company and may be required to pay liquidated damages, which may be significant.”

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

In order to receive certain incentives such as funding under the National Electric Vehicle Infrastructure Formula Program (“NEVI”) and tax credits in connection with the alternative fuel vehicle refueling property credit under Section 30C of the Code, EVgo and EVgo’s customers are required to comply with certain requirements of such programs, which may include payment of prevailing wages, apprenticeship programs and “Buy America” obligations. If EVgo and its contractors are unable to comply with the applicable program requirements, EVgo and its customers may lose the benefit of the applicable incentive program and may be subject to funding clawbacks or other penalties.

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

The conflict between Russia and Ukraine and an escalation of tensions and conflict in Israel and the broader Middle East region could lead to disruption, instability and volatility in global markets and industries that could negatively impact EVgo’s supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, could adversely affect EVgo’s supply chain, which, in turn, could affect EVgo’s business and operating results.

Additionally, Delta is headquartered in Taiwan, and EVgo’s ability to receive sufficient supplies of Delta chargers, components and parts could be adversely affected by events such as natural disasters in Taiwan, including earthquakes, drought and typhoons, escalations of tensions between the People’s Republic of China and Taiwan, including resulting from the People’s Republic of China’s military exercises around Taiwan, political unrest, trade restrictions or war.

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

EVgo may need to raise additional funds, and these funds may not be available when needed or may only be available on unfavorable terms, which could impact the Company’s ability to fund its operations, its growth and the build-out of the Company’s network.

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

If EVgo cannot raise additional funds when needed, EVgo’s financial condition, results of operations, business and prospects could be materially and adversely affected. If EVgo raises funds through the issuance of debt securities or through loan arrangements, the terms for such securities or arrangements could require significant interest payments, contain covenants that restrict EVgo’s business, or other unfavorable terms and rank senior to the interests held by EVgo’s stockholders. In addition, to the extent EVgo raises funds through the sale of additional equity securities, the market price of EVgo’s Class A common stock could be adversely affected and EVgo’s stockholders would experience dilution. See Part I, Item IA, “Risk Factors — Risks Related to EVgo’s Securities — The market price of EVgo’s Class A common stock could be adversely affected by, and EVgo’s stockholders may experience dilution as a result of, sales of substantial amounts of Class A common stock in the public or private markets, including sales by the Company, EVgo Holdings or other large holders.”

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

Many of EVgo’s facilities are located in California, an active earthquake zone, and Florida and Texas, areas susceptible to hurricanes. Additionally, EVgo has significant operations in a number of areas, including Los Angeles and San Francisco, that are projected to be vulnerable to future water scarcity and sea level rise due to climate change. The occurrence of a natural disaster such as an earthquake, hurricane, drought, flood, fire, localized extended outages of critical utilities or transportation systems, or any critical resource shortages could cause a significant interruption in EVgo’s business, damage or destroy EVgo’s facilities or inventory and cause the Company to incur significant costs, any of which could harm EVgo’s business, financial condition and results of operations. Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact EVgo’s business. Such physical risks may result in damage to EVgo’s facilities or otherwise adversely impact operations. The insurance EVgo maintains against fires, earthquakes, hurricanes and other disasters and damage may not be adequate to cover losses in any particular case.

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

EVgo’s public chargers may be exposed to vandalism or misuse by customers and other individuals, increasing wear and tear of the charging equipment. Such damage could shorten the usable lifespan of the chargers and require the Company to increase its spending on replacement, maintenance and insurance costs and could result in site hosts reconsidering the value of hosting EVgo’s charging stations at their sites. In addition, the cost of any such damage may not be covered by EVgo’s insurance in full or at all and, in the event of repeated damage to EVgo’s charging equipment, EVgo’s insurance premiums and deductibles could increase and it could be subject to additional insurance costs or may not be able to obtain insurance at all, any of which could have an adverse effect on its business.

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

Some of EVgo’s business objectives are dependent upon the purchase of renewable energy certificates, and an increase in the cost of such certificates may adversely impact EVgo’s business and results of operations.

As part of EVgo’s business strategy, EVgo markets the electricity provided from EVgo’s charging stations as 100% matched with purchases of RECs. EVgo purchases various RECs in order to qualify the electricity that EVgo distributes through its charging stations as renewable. Several states have passed renewable energy portfolio standards, which set a minimum percentage of energy that must be generated from renewable sources. These standards may require utilities or load serving entities to acquire RECs annually in order to demonstrate their compliance. Other regulations may also impact the supply of and demand for, such RECs. While higher renewable energy portfolio standards may also increase the amount of renewable energy available, EVgo cannot predict the impact such regulations may have on the price or availability of RECs. If EVgo is unable to purchase a sufficient number of RECs, EVgo may be unable to achieve this objective, which may negatively impact EVgo’s reputation in the marketplace. If the cost of RECs increases, EVgo may be unable to fully pass the higher cost of RECs through to EVgo’s customers and increases in the price of RECs may decrease EVgo’s results of operations.

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

Our systems are susceptible to various forms of cyber threats, including computer malware, viruses, ransomware, hacking attempts, phishing attacks and other network disruptions. These incidents have the potential to lead to security and privacy breaches, loss of proprietary information and interruptions or delays in EVgo’s services and operations, any of which could significantly harm EVgo’s business.

From time to time, EVgo has experienced cyber attacks on its information technology infrastructure and systems. While EVgo believes such attacks have been unsuccessful against EVgo to-date, computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in EVgo’s services and operations and loss, access, disclosure, alteration, destruction, misuse or theft of data, including confidential, proprietary or personal information. Computer malware, viruses, ransomware, hacking, phishing attacks and denial-of-service attacks against online networks have become more prevalent and may occur on EVgo’s systems or the systems of EVgo’s vendors, suppliers or service providers and other third parties. EVgo’s business may be subject to heightened risks of cyber intrusion as nation-state hackers and other hackers use ransomware attacks seeking to disable critical infrastructure and extort companies for ransom payments. Cybersecurity organizations in many countries have published warnings of increased cybersecurity threats to U.S. businesses, and external events, like the conflict between Russia and Ukraine or conflicts in the Middle East, may increase the likelihood of cybersecurity attacks, particularly directed at energy, fueling or infrastructure service providers.

Any such events could harm EVgo’s business, impact EVgo’s customers, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, result in fines, penalties or other liabilities and damage EVgo’s reputation or brand. Additionally, a number of legislative and regulatory bodies have adopted notification and other requirements in the event of a cybersecurity or data breach incident. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject EVgo to regulatory scrutiny and additional liability.

Insurance may not be sufficient to cover significant expenses, losses and liability related to cyber-attacks, security breaches and incidents, or other similar disruptions. EVgo cannot be certain that its coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to it on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against EVgo that exceed available insurance coverage, or the occurrence of changes in EVgo’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on EVgo’s business, including its financial condition, operating results, and reputation.

Even with the security measures implemented by the Company, such as managed security services that are designed to detect and protect against cyber-attacks and similar disruptions and any additional measures EVgo may implement or adopt in the future, EVgo’s facilities and systems and those of EVgo’s third-party service providers could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Efforts to prevent cyberattacks and similar disruptions are expensive to implement and, as the regulatory framework for data privacy and security worldwide continues to evolve and develop, EVgo may incur additional significant costs to comply with new or existing laws, regulations and other obligations, and EVgo may not be able to cause the implementation or enforcement of such preventions or compliance with such laws and regulations with respect to EVgo’s third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, an inability to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm EVgo’s reputation, brand and ability to attract customers.

EVgo and its third-party vendors have previously experienced and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. EVgo relies on data carrier networks to support reliable operation, management and maintenance of EVgo’s charger network, charging session management, driver authentication and payment processing, all of which depend on reliable connections with wireless communications networks. As a result, EVgo’s operations depend on a handful of public carriers and are exposed to disruptions related to network outages and other communications issues on the carrier networks. See Part I, Item IA, “Risk Factors — A failure of service by one or more of EVgo’s key vendors, including third-party providers of software, technology, applications or communication services that EVgo relies on, could adversely affect EVgo’s business and reputation.” If EVgo’s services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for EVgo’s solutions from customers.

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

A failure of service by one or more of EVgo’s key vendors, including third-party providers of software, technology, applications or communication services that EVgo relies on, could adversely affect EVgo’s business and reputation.

EVgo relies on a limited number of third parties, including providers of software, technology and communications services and credit card processors, for the effective operation of its charging network, software platform and mobile applications, for the timely and accurate collection of revenue, and for compliance with certain laws and regulations, such as consumer privacy protections. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect EVgo’s business and reputation.

For example, EVgo is dependent on the interoperability of EVgo’s mobile applications with popular mobile operating systems that EVgo does not control, such as Google’s Android and Apple’s iOS, and any changes in such systems that degrade EVgo’s products’ functionality or give preferential treatment to competitive products could adversely affect the usage of EVgo’s applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that EVgo’s products work well with a range of mobile technologies, systems, networks and standards that EVgo does not control. EVgo may not be successful in developing or maintaining relationships with key participants in these industries or in developing products that operate effectively with these technologies, systems, networks or standards.

In addition, a significant portion of EVgo’s software platform depends on EVgo’s partnership with Driivz, an EV charging management platform. If for any reason Driivz is unable to effectively support EVgo’s software platform, EVgo’s business could be adversely impacted. For example, Driivz is headquartered in Israel, and any escalation of tensions or conflict in or involving Israel could lead to disruptions in the services provided by Driivz to the Company, which could adversely impact EVgo’s business. Furthermore, if for any reason EVgo is no longer able to maintain its partnership with Driivz, EVgo may face a material challenge in efficiently transitioning EVgo’s software offering.

In addition, EVgo currently serves customers from third-party data center facilities operated by Amazon Web Services and Google, as well as others. All of EVgo’s services are housed in third-party data centers operated in the U.S., and EVgo employs geographically distributed, redundant back-up data centers for all services. Any outage or failure of such data centers could negatively affect EVgo’s product connectivity and performance. EVgo’s primary environments are operated by Google and Amazon, and any interruptions of these primary and backup data centers could negatively affect EVgo’s product connectivity and performance. Furthermore, EVgo depends on connectivity from EVgo’s charging stations to EVgo’s data centers through cellular service and virtual private networking providers, such as AT&T and Verizon. Any incident affecting a data center facility’s or cellular and/or virtual private networking services provider’s infrastructure or operations, whether caused by fire, flood, storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of EVgo’s services.

Any damage to, or failure of, EVgo’s systems, or those of EVgo’s third-party providers, could interrupt or hinder the use or functionality of EVgo’s services, including EVgo’s subscription services. Impairment of or interruptions in EVgo’s services may reduce revenue, subject the Company to claims and litigation, cause customers to terminate their subscriptions and adversely affect renewal rates and EVgo’s ability to attract new customers. EVgo’s business could also be harmed if customers and potential customers believe EVgo’s products and services are unreliable.

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

EVgo derives revenue from the sale of regulatory credits. There are a number of factors beyond EVgo’s control that could have a material adverse effect on EVgo’s ability to generate such revenue.

In connection with the production, delivery, placement into service and ongoing operation of charging stations, EVgo earns and expects to continue to earn various tradable regulatory credits, in particular California’s LCFS credits. EVgo currently participates in California’s LCFS program, Oregon’s Clean Fuels Program, and Washington’s Clean Fuel Standard program. EVgo sells these credits and expects to continue to sell future credits, to entities that generate deficits under the LCFS programs and are obligated to purchase the credits and use them to offset their deficits or emissions, primarily petroleum refiners and marketers and other entities that can use the credits to comply with the program requirements. However, there is no guarantee that such credits will continue to be available for sale at prices forecasted by the Company, or that regulatory restrictions would not be imposed on the proceeds from the sale of such credits in the future. See Part I, Item IA, “Risk Factors — Risks Related to the EV Market — The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.” For example, LCFS credit pricing may fluctuate based on policies set by the California Air Resources Board (“CARB”). CARB is expected to hold a board vote in 2024 to modify the LCFS and related Fast Charging Infrastructure program. Further, EVgo may not be able to market all LCFS credits, may have to sell LCFS credits at below projected prices or may not be able to sell LCFS credits at all. EVgo’s inability to generate revenue from the sale of regulatory credits could have a materially adverse effect on EVgo’s future financial results.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.

The U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives, which could, in the future, be reduced or eliminated, including as a result of legislative or regulatory action introduced following presidential or congressional elections. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations and to otherwise financially support these industries. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. For example, the results of the 2024 Presidential and Congressional elections and resulting legislative or regulatory actions, if pursued, could impact the availability or value of these incentives or reduce access to such low-cost funding.

In particular, EVgo has historically claimed federal tax credits under Section 30C of the Code. The Inflation Reduction Act revised the credits under Section 30C of the Code to (i) retroactively extend the expiration of the credit as of December 31, 2021 (with such credit continuing to be capped at $30,000 per location for EV charging stations placed in service before January 1, 2023) until December 31, 2032, (ii) revised the credit structure, availability and requirements for EV charging stations placed in service after December 31, 2022 and (iii) introduced the concept of transferability of tax credits, providing an additional option to monetize such credits. As part of the revised credit structure and requirements for EV charging stations placed in service after December 31, 2022, the available Section 30C credit was expanded such that it is capped at $100,000 per item; however, in order to be eligible for such tax credit, EV charging stations must be installed in rural or low-income census tracts. Additionally, in order to receive the full tax credit, labor for EV charging station construction and maintenance must meet prevailing wage and apprenticeship requirements unless an exception applies. There can be no assurance that the EV charging stations placed in service by EVgo will meet the revised requirements for the Section 30C credits, and compliance with such requirements could increase EVgo’s labor and other costs. Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations, could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there is no assurance EVgo will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms. Further, certain features of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized. See Part I, Item IA, “Risk Factors — Financial, Tax and Accounting-Related Risks — Changes to U.S. applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect EVgo’s and EVgo OpCo’s business and future profitability.”

Federal guidance on Buy America requirements applicable to the NEVI Program, which was established by the Bipartisan Infrastructure Law, requires immediate domestic assembly and U.S. steel requirements for chargers to qualify for funding under the NEVI program, with higher domestic content percentages required in 2024. EVgo may be unable to source Buy America-compliant chargers in time to take advantage of early NEVI funding opportunities or only at increased costs. EVgo’s customers may request delays or adjustments to their build-out plans in order to accommodate these added Buy America requirements, which could result in delays in receipt of revenue from customers.

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

From time to time, the holders of intellectual property rights may assert their rights and urge the Company to take licenses and/or may bring suits alleging infringement or misappropriation of such rights. There can be no assurance that EVgo will be able to mitigate the risk of potential suits or legal demands by competitors or other third parties. Accordingly, EVgo may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or at all, or that litigation or arbitration will not occur. Such licenses and associated disputes could significantly increase EVgo’s operating expenses. If EVgo is unable to successfully resolve any such dispute, EVgo may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services EVgo offers, to pay substantial damages and/or royalties, to redesign EVgo’s products and services and/or to establish and maintain alternative branding. In addition, to the extent that EVgo’s customers and business partners become the subject of any allegation or claim regarding the infringement or misappropriation of intellectual property rights related to EVgo’s products and services, EVgo may be required to indemnify such customers and business partners. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Even if EVgo is not a party to any litigation between a customer or business partner and a third party relating to infringement by EVgo’s products, an adverse outcome in any such litigation could make it more difficult for the Company to defend EVgo’s products against intellectual property infringement claims in any subsequent litigation in which EVgo is a named party. If EVgo is required to take one or more such actions, EVgo’s business, prospects, brand, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, reputational harm and diversion of resources and management attention.

EVgo’s business may be adversely affected if EVgo is unable to maintain, protect and enforce its technology and intellectual property.

EVgo’s success depends, in part, on EVgo’s ability to protect EVgo’s core technology and intellectual property. To accomplish this, EVgo relies on and plans to continue relying on, a combination of trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to retain ownership of and protect, EVgo’s technology and intellectual property. Despite EVgo’s efforts to protect its intellectual property, third parties may attempt to copy or otherwise obtain and use EVgo’s intellectual property or seek court declarations that EVgo’s intellectual property is invalid or unenforceable, or that they do not infringe upon EVgo’s intellectual property. Monitoring unauthorized use of EVgo’s intellectual property is difficult and costly, and the steps EVgo has taken or may take in the future in an effort to prevent or combat infringement, misappropriation or other violations may be unsuccessful. Any litigation could result in significant expense to EVgo, including the diversion of management’s time, and may not ultimately be resolved in EVgo’s favor. As of December 31, 2023, EVgo held 23 patents and had 10 additional patent applications pending in the U.S. and abroad. Failure to adequately protect and enforce EVgo’s technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of EVgo’s competitive advantage and a decrease in revenue which would adversely affect EVgo’s business, prospects, financial condition and operating results.

The measures EVgo takes to protect EVgo’s technology and intellectual property from infringement, misappropriation or unauthorized use by others may not be effective for various reasons, including the following:

●	the patent application EVgo has submitted may not result in the issuance of any patents;
●	the scope of any issued patents that may result from the pending patent application may not be broad enough to protect proprietary rights;
●	any patents or trademarks may be challenged by competitors and/or invalidated or canceled by courts or other government entities;
●	the costs associated with enforcing patents, trademarks, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable;
●	current and future competitors may circumvent patents or independently develop similar inventions, trade secrets or works of authorship, such as software;
●	know-how and other proprietary information EVgo purports to hold as a trade secret may not qualify as a trade secret under applicable laws; and
●	proprietary designs and technology embodied in EVgo’s products may be discoverable by third parties through means that do not constitute violations of applicable laws.

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

Any issued patent which may result from the pending patent application may come to be considered “standards essential.” If this is the case, EVgo may be required to license certain technology on “fair, reasonable and non-discriminatory” terms, which may decrease EVgo’s revenue. Further, competitors, vendors, or customers may, in certain instances, be free to create variations or derivative works of EVgo’s technology and intellectual property and those derivative works may become directly competitive with EVgo’s offerings. Finally, EVgo may not be able to leverage, or obtain ownership of, all technology and intellectual property developed by EVgo’s vendors in connection with design and manufacture of EVgo’s products, thereby jeopardizing EVgo’s ability to obtain a competitive advantage over EVgo’s competitors.

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

For example, Tesla’s charging network in the United States is based on a proprietary connector and EV inlet, which Tesla has open sourced as the North American Charging Standard (“NACS”), to supplant or replace competing connector and EV inlet standards such as the combined charging system (“CCS”). In 2023 and 2024, a majority of the largest OEMs announced plans to adopt the NACS standard in their future EVs. SAE International, a standards-developing organization for automotive engineering professionals, is currently working on an initiative to adapt Tesla’s specifications for NACS into an industry standard.

The rapid industry shift towards the NACS standard demonstrates the ongoing evolution of industry standards. With the recent OEM announcements, NACS is poised to potentially become the de facto charging standard for EVs in North America. However, widespread or universal adoption of NACS as the industry standard could take several years as OEMs develop new EVs and EVSE manufacturers develop new chargers based on the NACS standard. Additionally, because a change in industry standard requires updates to a range of charging equipment, including EV inlets and EVSE connectors, cables and cooling systems, charging network operators, including EVgo, may have to spend considerable time and resources to deploy the new chargers (or retrofit existing chargers) in a manner that supports migration of EVs in North America from the CCS1 standard to the NACS standard while ensuring that existing EVs featuring CCS1 charging equipment are able to charge effectively on the updated networks.

Hardware or software utilized in connection with EVgo’s charging network could have undisclosed or undetected defects, errors or bugs which could impede market acceptance, harm EVgo’s standing among its current or prospective customers and/or potentially subject it to legal claims and liabilities, any of which could significantly impact EVgo’s business operations in an adverse manner.

EVgo may be subject to claims that persons were injured or purported to be injured, or that personal property has been damaged, including due to latent defects, in connection with the use of EVgo’s charging stations. Any insurance that EVgo carries may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, EVs produced by third-party OEMs (including any components of such EVs) or adaptors or other equipment obtained manufactured by other third parties, such third parties may not assume responsibility for such malfunctions. Any of these events could adversely affect EVgo’s brand, reputation, operating results or financial condition.

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

Any defects or errors in product or service offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect EVgo’s business and results of operations:

●	expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
●	loss of existing or potential customers or partners;
●	interruptions or delays in sales;
●	equipment replacements or reimbursements for damage;
●	delayed or lost revenue;
●	macroeconomic conditions, including inflation, interest rates and volatility surrounding closure or takeover of financial institutions;
●	delay or failure to attain market acceptance;
●	delay in the development or release of new functionality or improvements;
●	bodily injury or harm to customers or other individuals and damage to property;
●	negative publicity and reputational harm;
●	sales credits or refunds;
●	exposure of confidential or proprietary information;
●	diversion of development and customer service resources;
●	breach of warranty claims;
●	legal claims under applicable laws, rules and regulations; and
●	the expense and risk of litigation.

EVgo also faces the risk that any contractual protections EVgo seeks to include in EVgo’s agreements with customers are rejected, not implemented uniformly or do not fully or effectively protect from claims by customers, resellers, business partners or other third parties. In addition, any insurance coverage or indemnification obligations of suppliers or other third parties for EVgo’s benefit may not adequately cover all such claims or may cover only a portion of such claims. A successful product liability, systematic defect, warranty, or other similar claim could have an adverse effect on EVgo’s business, operating results and financial condition. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.

The EV charging market is characterized by rapid technological change, which requires the Company to continue to develop new products, enhance their reliability and develop product innovations. Any delays in such development could adversely affect market adoption of EVgo’s products and financial results.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology, continuing and increasing reliance on EV charging infrastructure and/or the use of EVgo’s products and services. EVgo’s future success will depend in part upon EVgo’s ability to develop and introduce a variety of new capabilities and innovations to EVgo’s existing product offerings, as well as introduce a variety of new and improved product offerings to address the changing needs of the EV charging market.

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

EVgo cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage EVgo’s relationships with customers and lead them to seek alternative products or services. Delays in introducing products, improvements and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to use EVgo’s competitors’ products or services.

If EVgo is unable to devote adequate resources to develop and improve products or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, EVgo’s products and services could lose market share, EVgo’s revenue will decline, EVgo may experience higher operating losses and EVgo’s business and prospects will be adversely affected.

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

Revenue and other operating results may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of the Company’s common stock. In addition, fluctuations in operating results and cash flow could, among other things, give rise to short-term liquidity issues. See Part I, Item IA, “Risk Factors — Risks Related to EVgo’s Business — EVgo may need to raise additional funds, and these funds may not be available when needed or may only be available on unfavorable terms, which could impact the Company’s ability to fund its operations, its growth and the build-out of the Company’s network.”

EVgo has identified a material weakness in its internal control over financial reporting, and any inability to timely remediate this material weakness or to otherwise establish and maintain an effective system of internal control over financial reporting may harm investor confidence and cause a decline in the price of the Company’s Class A common stock.

In connection with the preparation of EVgo’s audited consolidated financial statements as of and for the year ended December 31, 2023, a material weakness was identified in EVgo’s internal control over financial reporting as discussed in more detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of EVgo’s financial statements will not be prevented or detected on a timely basis. Notwithstanding such material weakness, EVgo’s management believes the consolidated financial statements included in this Annual Report present fairly, in all material respects, its financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

The following material weakness in internal control over financial reporting was identified as of December 31, 2023: due to an ineffective information and communication process to ensure the completeness and accuracy of underlying data and reports, the Company did not effectively design, implement and operate process-level controls and effective general information technology (“IT”) controls relevant to its financial reporting processes. For further discussion of EVgo’s internal control over financial reporting and a description of the identified material weakness, see Part II, Item 9A, “Controls and Procedures” in this Annual Report.

As discussed further in that section, although EVgo is committed to remediating this material weakness and has implemented a remediation plan in order to address the identified material weakness, it may not be successful in making the improvements necessary to remediate it or to be able to do so in a timely manner. EVgo may also identify additional control deficiencies or material weaknesses in the future, or otherwise be unable to comply with the requirements of Section 404 the Sarbanes-Oxley Act of 2002, which may subject the Company to adverse regulatory consequences, negatively impact EVgo’s ability to produce timely and accurate financial statements in the future, harm investor confidence in the accuracy and completeness of its financial reporting, adversely affect its business and operating results and cause a decline in the price of the Company’s Class A common stock.

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

Continuing or worsening inflationary pressures and associated changes in monetary policy may result in increases to the cost of EVgo’s charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

Recent inflationary pressures have resulted in and may continue to result in, increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of EVgo’s business.

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

For example, EVgo Holdings may have different tax positions from the Company, especially in light of the Tax Receivable Agreement that could influence its decisions regarding whether and when to support the disposition of assets or the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreement and acceleration of EVgo’s obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to EVgo’s tax reporting positions may take into consideration tax or other considerations of EVgo Holdings, including the effect of such positions on EVgo’s obligations under the Tax Receivable Agreement, which may differ from EVgo’s considerations or the considerations of other stockholders. For additional information, see Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 16 — Tax Receivable Agreement.”

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

The term of the Tax Receivable Agreement commenced upon the consummation of the CRIS Business Combination and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired and all required payments are made, unless the Company Group exercises its right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to other circumstances, including the Company Group’s breach of a material obligation thereunder or certain mergers or other changes of control) and the Company Group makes the termination payment specified in the Tax Receivable Agreement. In addition, payments the Company Group makes under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. During the year ended December 31, 2023, no transactions occurred that resulted in a cash tax savings benefit that would have triggered the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

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

Payments under the Tax Receivable Agreement will not be conditioned upon a holder of rights under the Tax Receivable Agreement having an ownership interest in the Company or EVgo OpCo. In addition, certain rights of the holders of EVgo OpCo Units (including the right to receive payments) under the Tax Receivable Agreement will be transferable in connection with transfers permitted under the EVgo OpCo A&R LLC Agreement of the corresponding EVgo OpCo Units or after the corresponding EVgo OpCo Units have been acquired pursuant to the EVgo OpCo Unit Redemption Right or Call Right. For additional information, see Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 16 — Tax Receivable Agreement.”

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

If EVgo experiences a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at the Company Group’s election or as a result of the Company Group’s breach), the Company Group’s obligations under the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the Company Group’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, EVgo generally expects the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, the Company Group may be required to fund such payment from other sources and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on EVgo’s liquidity. EVgo does not currently expect to cause an acceleration due to the Company Group’s breach and EVgo does not currently expect that the Company Group would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that the Company Group will be able to meet its obligations under the Tax Receivable Agreement. For additional information, see “Part II, Item 8. Consolidated Financial Statements and Supplementary Data — Note 16 — Tax Receivable Agreement.”

If the Company Group’s payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of Class A common stock could be substantially reduced.

If EVgo experiences a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations), then the Company Group’s obligations under the Tax Receivable Agreement would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement and in such situations, payments under the Tax Receivable Agreement may be significantly in advance of and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of the Company Group’s payment obligations under the Tax Receivable Agreement, holders of Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, the Company Group’s payment obligations under the Tax Receivable Agreement will not be conditioned upon holders of EVgo OpCo Units having a continued interest in the Company or EVgo OpCo. Accordingly, the interests of the holders of EVgo OpCo Units may conflict with those of the holders of Class A common stock. See Part I, Item IA, “Risk Factors — In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

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

State and local governments and agencies in the jurisdictions in which EVgo operates and in which customers operate, have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding consumers and other individuals, which could impact EVgo’s ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The costs of compliance with and other burdens imposed by laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, the failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of EVgo’s products and services, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which EVgo closes sales transactions, any of which could harm EVgo’s business. Moreover, if EVgo or any of EVgo’s employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage EVgo’s reputation and brand.

Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance and limitations on data collection, use, disclosure and transfer for the Company and EVgo’s customers. Further, a number of states have comprehensive privacy laws applicable to EVgo and its data processing activities. For example, California adopted the California Consumer Privacy Protection Act (as amended by the California Private Rights Act, the “CCPA”), and California regulators have begun enforcement actions and issued regulations in connection with the CCPA. Although EVgo has developed a compliance program designed to ensure comply with these state privacy laws, EVgo remains exposed to risks associated with the continued expansion and evolution of such laws. The costs of compliance with and other burdens imposed by laws and regulations relating to privacy, data protection and information security may adversely affect EVgo’s ability and willingness to process, handle, store, use and transmit certain types of information, such as demographic and other personal information.

In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that EVgo will meet voluntary certifications or adhere to other standards established by them or third parties. Any failure by or inability of EVgo to maintain these certifications or meet these standards could reduce demand for EVgo’s solutions and adversely affect EVgo’s business.

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

There is an increased focus, including by governmental and nongovernmental organizations, investors, customers and other stakeholders on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change and to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose EVgo to market, operational and execution costs or risks. EVgo’s failure to establish targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of its brand and sales of and demand for its products. To the extent legislation is passed or regulations are adopted, EVgo could incur significant additional costs of compliance due to the need for expanded data collection, analysis and certification with respect to greenhouse gas emissions and other climate change related risks. For example, in March 2022, the SEC proposed new rules requiring public companies to disclose information related to their direct greenhouse gas emissions and indirect emissions from purchased energy, as well as specific categories of greenhouse gas emissions from upstream and downstream activities in the companies’ value chains, otherwise known as Scope 3 emissions. In addition, in 2023, several laws were adopted in California that impose climate-related disclosure obligations on companies, with the scope of the obligations depending in some respects on companies’ annual revenues.

If the SEC’s proposed emissions reporting rule is finalized, it could significantly increase EVgo’s compliance costs. EVgo may also incur additional costs or require additional resources to monitor, report and comply with stakeholder expectations and standards and legislation and to meet climate change targets and commitments if established. In particular, EVgo markets the electricity provided from EVgo’s charging stations as 100% matched with purchases of RECs. Certain ESG-focused investors and other stakeholders may instead favor direct purchases of renewable electricity, which in turn could lead the Company to choose to purchase electricity through such other sources, which could increase EVgo’s costs and have an adverse impact on EVgo’s results of operations.

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

EVgo’s Charter authorizes the Board of Directors to issue one or more classes or series of preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval and which may include super voting, special approval, dividend, repurchase rights, liquidation preferences or other rights or preferences superior to the rights of the holders of Class A common stock. The terms of one or more classes or series of preferred stock could adversely impact the value of the Class A common stock. Furthermore, if the Board of Directors elects to issue preferred stock, it could be more difficult for a third party to acquire the Company. For example, the Board of Directors may grant holders of preferred stock the right to elect some number of directors in all events or upon the occurrence of specified events or the right to veto specified transactions.

In addition, some provisions of EVgo’s Charter could make it more difficult for a third party to acquire control of the Company, even if the change of control would be beneficial to the stockholders, including: (i) prohibiting the Company from engaging in any business combination with any interested stockholder for a period of three years following the time that the stockholder became an interested stockholder, subject to certain exceptions, (ii) establishing that provisions with regard to the nomination of candidates for election as directors are subject to the A&R Nomination Agreement, (iii) providing that the authorized number of directors may be changed only by resolution of the Board of Directors and in any case is subject to the A&R Nomination Agreement, (iv) providing that all vacancies in the Board of Directors may, except as otherwise be required, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, (v) providing that EVgo’s Charter and bylaws may be amended and directors may be removed, by the affirmative vote of the holders of at least 75% of the then outstanding voting stock after LS Power owns less than 30% of EVgo’s voting capital stock, (vi) providing for the Board of Directors to be divided into three classes of directors, (vii) providing that the amended and restated bylaws can be amended by the Board of Directors, (viii) limitations on the ability of stockholders to call special meetings, (ix) limitations on the ability of stockholders to act by written consent and (x) renouncing any reasonable expectancy interest that EVgo has in, or right to be offered an opportunity to participate in, any corporate or business opportunities that are from time to time presented to LS Power, directors affiliated with LS Power, their respective affiliates and non-employee directors.

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

LS Power, non-employee directors and their affiliates are not limited in their ability to compete with EVgo, and the corporate opportunity provisions in EVgo’s Charter could enable such persons to benefit from corporate opportunities that might otherwise be available to the Company.

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

The sale of a substantial number of shares of EVgo common stock by the Company, EVgo Holdings or any other holder of a substantial number of shares of EVgo’s Class A common stock in the public markets could have a material adverse effect on the price of EVgo’s Class A common stock and dilute EVgo’s stockholders. For instance, EVgo may be required to undertake a public or private offering of Class A common stock in order to use the net proceeds from such offering to purchase an equal number of EVgo OpCo Units from EVgo Holdings or in order to further scale its business. Additionally, if EVgo raised more equity capital from the sale of common stock, institutional or other investors may negotiate terms, including with respect to pricing, more favorable than the current prices of EVgo’s Class A common stock. See Part I, Item IA, “Risk Factors — Risks Related to EVgo’s Business — EVgo may need to raise additional funds, and these funds may not be available when needed or may only be available on unfavorable terms, which could impact the Company’s ability to fund its operations, its growth and the build-out of the Company’s network.”

On August 10, 2022, EVgo filed a Registration Statement on Form S-3 (File No. 333-266753), which permits the sale by EVgo of up to $750 million in shares of Class A common stock and preferred stock, the issuance of Class A common stock underlying EVgo’s warrants and the resale of a significant number of shares of Class A common stock and warrants by certain securityholders identified in the prospectus accompanying the registration statement. In November 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). During the year ended December 31, 2023, the Company completed an underwritten public equity offering of 30,123,129 shares of Class A common stock and sold 889,340 shares of Class A common stock pursuant to the ATM Program, with aggregate gross proceeds of $5.8 million. As of December 31, 2023, the Company had sold a total of 2,478,280 shares of Class A common stock under the ATM Program.

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

EVgo’s Warrants are exercisable for EVgo’s Class A common stock, and the exercise of such Warrants would increase the number of shares eligible for future resale in the public market and result in dilution to EVgo’s stockholders.

As of December 31, 2023, there were approximately 18,097,105 warrants outstanding, consisting of 14,948,536 Public Warrants originally sold as part of the units issued in the Company’s Initial Public Offering and 3,148,569 Private Placement Warrants originally sold to the Sponsor in a private sale prior to the Initial Public Offering. Each of these warrants is exercisable for one share of EVgo’s Class A common stock, in accordance with the terms of the warrant agreement governing such warrants. Any shares of EVgo’s Class A common stock issued upon exercise of the warrants will result in dilution to the then existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of EVgo’s Class A common stock and dilute EVgo’s stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity Risk Management, Strategy and Governance.

Risk Management and Strategy

The Company maintains a cybersecurity risk management program designed to mitigate cybersecurity risks through a comprehensive framework that integrates cybersecurity into the Company’s overall risk management processes.

Risk Assessment. The Company’s internal cybersecurity team conducts regular assessments designed to identify vulnerabilities within the Company’s systems and processes. These assessments are part of the Company’s ongoing risk management strategy and inform strategic decisions regarding security investments and policy developments. The internal risk assessment process includes periodic reviews of the Company’s charging infrastructure, software applications and operational procedures against best practices and address current and potential threats.

To augment the Company’s internal efforts, the Company engages third parties to conduct independent assessments of the Company’s cybersecurity posture. These external assessments provide an objective review of the Company’s security controls, breach readiness and compliance with industry standards and regulations. The insights gained from these audits inform refinements to the Company’s risk management strategies with respect to cybersecurity-related threats.

Cybersecurity Policies and Procedures. The Company maintains a set of cybersecurity policies and procedures that are regularly reviewed and updated. These policies are crafted in accordance with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, which provides a policy foundation for critical infrastructure security. These policies govern the Company’s cybersecurity program, including but not limited to access control, system development life cycle management, change management, and incident response.

Monitoring Controls. In addition to the Company’s cybersecurity policies and procedures, the Company places a significant emphasis on monitoring controls as a critical component of its cybersecurity strategy. These controls are designed to enable the Company to consistently oversee and evaluate the effectiveness of the Company’s cybersecurity measures to help ensure prompt detection of and response to potential threats or anomalies.

The Company maintains a continuous monitoring strategy that utilizes advanced tools and technologies to oversee the Company’s network infrastructure and digital assets. This includes data loss prevention controls, system log reviews and unusual activities that could indicate a potential security breach. Automated alert systems deployed as part of the Company’s monitoring controls are designed to enable rapid identification and escalation of suspicious activities. These systems are configured to detect a range of cyber threats, from malware infections to unauthorized access attempts.

Cyber Incident Response and Reporting. The Company’s Security Incident Response Policy is designed to enable prompt and effective action in the event of a cybersecurity incident to safeguard the Company’s information technology systems, customer data and overall business operations. The Company is cognizant of the ever-evolving landscape of cybersecurity threats and their potential to materially impact the Company’s operations. To date, the Company does not believe that it has experienced any cybersecurity incidents that have had a material adverse effect on the Company’s business strategy, operations or financial condition. However, the Company recognizes that cybersecurity threats are a significant risk factor for any organization, especially those involved in digital infrastructure. See Part I, Item 1A, “Risk Factors,” for further discussion.

Detection and Analysis. Under the Security Incident Response Policy, all EVgo employees and other personnel are responsible for reporting any known, suspected or possible security events, including those that may have originated with a third-party service provider, to the Company’s Information Security Department, which promptly notifies the Company’s President, who serves as the Company’s Information Security Coordinator. The Information Security Coordinator reviews the initial facts and findings regarding any security events, provides direction to the Information Security Department regarding any additional information that should be obtained, and convenes a meeting of the Company’s Security Incident Response Team (the “SIRT”) to review the matter, including to determine if the event could constitute a security incident.

The SIRT is composed of employees with expertise in various aspects of EVgo’s operations including information security, information technology, DevOps, legal, and EVSE engineering, as well as senior leaders, including EVgo’s President, Chief Financial Officer and Chief Legal Officer.

Materiality Assessment, Mitigation and Reporting. Under the Company’s Security Incident Response Policy, the SIRT, under the leadership of the Information Security Coordinator, is responsible for promptly assessing the materiality of security events, developing the Company’s response to such events and, if a security event is determined to be a material incident, to oversee the Company’s disclosures regarding the incident as required by the rule adopted by the SEC related to cybersecurity disclosures. In determining whether a security event could constitute a security incident, the SIRT considers all facts and known information, including (without limitation) the potential harm to customers, employees and other parties; possible effects on the Company’s operations, financial statements, brand perception, reputation, customer or vendor relationships and competitiveness; the risk of fraud, extortion or intellectual property theft; litigation, regulatory and other legal risk; and other potential impacts. The Chair of the Audit Committee is informed of the SIRT’s review of cybersecurity events and its determinations as to the materiality of such events. The Security Incident Response Policy also includes procedures for the SIRT to coordinate the containment, eradication, mitigation, recovery and remediation related to security events and security incidents and the implementation of procedures and actions designed to prevent additional security events in the future.

The Company also conducts regular cybersecurity training for employees to ensure they are aware of potential cybersecurity threats and understand the role they play in maintaining the Company’s defenses. The Company also monitors evolving regulations and standards to ensure that the Company’s practices align with industry best practices and legal and regulatory obligations.

Governance

Board Oversight of Cybersecurity. The Audit Committee of the Company’s Board of Directors (the “Audit Committee”), acting pursuant to authority delegated by the full Board of Directors, actively oversees the Company’s cybersecurity strategy and risks from cybersecurity threats, as well as the Company’s broader enterprise risk management framework. The Company’s management-level Enterprise Risk Committee meets regularly to review the Company’s risk profile and develop mitigation strategies with respect to those risks. The Audit Committee reviews the enterprise risk matrix prepared by the Enterprise Risk Committee on an annual basis.

Board’s Oversight Role. The Audit Committee reviews and assesses the Company’s risk management program and cybersecurity activities and strategy to help align with the Company’s business objectives and compliance with legal and regulatory standards. These updates include reviews of new or evolving cybersecurity threats, the Company’s cybersecurity measures, the results of recent third-party security audits, and assessments and oversight of any recent cybersecurity events with certain characteristics that may have occurred. This oversight role includes evaluating the effectiveness of policies and procedures designed to protect Company assets and sensitive customer information from cyber threats. The Chair of the Audit Committee regularly reports on the Audit Committee’s oversight activities related to enterprise risk management and cybersecurity to the full Board of Directors. The Information Security Coordinator promptly notifies the Chair of the Audit Committee of any security events reviewed by the SIRT, the SIRT’s determination of whether a security event is reportable on Form 8-K pursuant to the SEC Cyber Rule and the factors underlying that determination. If the SIRT determines that a cybersecurity incident is likely material and therefore reportable on Form 8-K, a draft of the Form 8-K will be provided to the Audit Committee for review and comment prior to the Company filing the Form 8-K within the deadline specified by the SEC Cyber Rule. The Audit Committee’s active engagement with and oversight of the Company’s cybersecurity program helps foster a culture of security awareness throughout the Company.

Item 2. Properties.

EVgo’s corporate headquarters is located at 11835 West Olympic Boulevard, Suite 900E, Los Angeles, California, 90064. As of February 15, 2024, the Company leased facilities and land throughout the U.S. for additional offices, a testing facility, and a warehouse. The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

EVgo’s Class A common stock trades on the Nasdaq under the symbol “EVGO.” Prior to July 1, 2021 and before the completion of the business combination with CRIS, the Class A common stock of CRIS traded on the NYSE under the ticker symbol “CLII.” EVgo’s Public Warrants trade on the Nasdaq under the symbol “EVGOW.” Prior to July 1, 2021 and before the completion of the business combination with CRIS, the Public Warrants of CRIS traded on the NYSE under the ticker symbol “CLII WS.”

(b)Holders

As of February 27, 2024, there were 31 holders of record of EVgo’s Class A common stock and six holders of record of EVgo’s warrants. In addition to holders of record of EVgo’s Class A common stock and warrants, EVgo believes there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock and warrants are held of record by banks, brokers and other financial institutions. There is no public market for EVgo’s Class B common stock, and there is one holder of record of EVgo’s Class B common stock.

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

(d)Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of EVgo’s consolidated results of operations and financial condition. The discussion should be read in conjunction with EVgo’s consolidated financial statements and the related notes thereto as of and for the years ended December 31, 2023 and 2022, included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report.

Overview

EVgo is a leader in EV charging solutions, building and operating the infrastructure and tools needed to expedite the mass adoption of EVs for individual drivers, rideshare and commercial fleets, and businesses. EVgo is one of the nation’s largest public fast charging networks, featuring over 950 fast charging locations across more than 35 states, including stations built through EVgo eXtend, its white label service offering. EVgo is accelerating transportation electrification through partnerships with automakers, fleet and rideshare operators, retail hosts such as grocery stores, shopping centers, and gas stations, policy leaders, and other organizations.

The foundation of the Company’s business is building, owning and operating EV fast charging sites that deliver charging to EVs driven by individuals, commercial drivers, and fleet operators. EVgo’s core revenue stream is from the provision of charging services for EVs of all types on EVgo’s network. In addition, a variety of business-to-business commercial relationships provide EVgo with revenue or cash payments based on commitments to build new infrastructure, provide guaranteed access to charging, and offer marketing, data and software-driven services. EVgo also earns revenue from the sale of regulatory credits generated through sales of electricity and its operation and ownership of its DCFC network. EVgo believes this combination of revenue streams can drive long-term margin expansion and customer retention.

Specifically, charging network revenue is earned through the following streams:

●	Charging Revenue, Retail: EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through EVgo’s mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from EVgo. EVgo chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. EVgo offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attracting tenants, employees, customers and visitors, and achieve sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with EVgo through the Company’s owner and/or operator model, in which EVgo is responsible for the development, construction, and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that EVgo pays in exchange for use of the site.
●	Charging Revenue, Commercial: High volume fleet customers, such as transportation networking companies or delivery services, can access EVgo’s charging infrastructure through EVgo’s vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with and bills, either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers.

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

●	Charging Revenue, OEM: EVgo is a pioneer in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. EVgo contracts directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network. Other related services currently provided to OEMs by EVgo include co-marketing, data services and digital application services. EVgo’s OEM relationships are a core customer-acquisition channel.
●	Regulatory Credit Sales: As a charging station owner and operator, EVgo earns regulatory credits, such as Low Carbon Fuel Standard (“LCFS”) credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure program in California. These credits are generated through charging station operations based on the volume of kWh sold. EVgo earns additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.
●	Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Proceeds from these contracts are allocated to performance obligations including marketing activities, memberships, reservations and the expiration of unused charging credits. Marketing activities are recognized at a point in time as the services are performed and measurement is based on amounts spent. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

EVgo generates non-charging network revenue from the following streams:

●	eXtend Revenue: Through EVgo eXtend, EVgo provides hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through the EVgo app, among other options. For some EVgo eXtend customers, EVgo also provides grant application support and related services.
●	Ancillary Revenue: EVgo offers a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, loyalty programs, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations as well as all services provided under PlugShare such as data, research and advertising services and equipment procurement and operational services for customers operating dedicated networks. EVgo continues to evaluate and engage in opportunities to use its foundational expertise in charging infrastructure to provide value-added services to the rapidly growing EV ecosystem.

Recent Developments

Geopolitical and Macroeconomic Environment

During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors. For example, the conflict between Russia and Ukraine and an escalation of tensions and conflict in Israel and the broader Middle East region have led to disruptions, instability and volatility in global markets and industries and will likely continue to lead to, geopolitical instability, market uncertainty and supply disruptions. Additionally, recent inflationary pressures have resulted in and may continue to result in increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth.

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

Government EV Initiatives

In order to encourage the use of EVs, the U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives that promote EV adoption and related EV charging infrastructure. EVgo believes the promotion of EVs and the installation of related EV charging infrastructure will continue in part due to the ongoing implementation of the Infrastructure Investment and Jobs Act (the “Bipartisan Infrastructure Law”) and the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which included extensions, expansions and revisions of various tax credits relating to EVs and EV charging infrastructure and may provide more flexibility and options in monetizing such credits. In particular, the Inflation Reduction Act (i) expanded and extended tax credits for EV charging infrastructure and new EVs while also imposing new limitations and requirements for such credits, (ii) introduced tax credits for used EVs and commercial EVs and (iii) introduced the concept of transferability for certain tax credits, providing an additional option to monetize such credits.

However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. For example, the results of the 2024 Presidential and Congressional elections and resulting legislative or regulatory actions, if pursued, could impact the availability or value of these incentives or reduce access to such low-cost funding. Further, the impact of the Inflation Reduction Act and other government EV initiatives, including regulatory requirements and restrictions that may impact the ability of EVgo and its competitors to take advantage of such initiatives, cannot be known with any certainty at this time, and EVgo may not reap any or all of the expected benefits of the Inflation Reduction Act or the Bipartisan Infrastructure Law. For example, federal guidance on Buy America requirements applicable to the National Electric Vehicle Infrastructure (“NEVI”) Program, which was established by the Bipartisan Infrastructure Law, requires domestic assembly and U.S. steel requirements for chargers to qualify for funding under the NEVI program, with higher domestic content percentages required in 2024. These requirements could increase costs and lead to delays in the installation of EV chargers in the U.S. as charging providers and their customers adjust their build-out plans in order to accommodate these added Buy America requirements, which could result in delays in receipt of revenue from customers. Similarly, regulations proposed and guidance issued by the U.S. Department of the Treasury to implement domestic content, assembly and “foreign entity of concern” eligibility requirements to qualify for EV tax credits passed in the Inflation Reduction Act may reduce incentives available to encourage the adoption of EVs, which could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential.

In addition to NEVI funding, which has been made available to every state department of transportation to administer grant programs to support the deployment of charging infrastructure, a number of states also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. Additionally, in many states, utilities offer rebates or other incentive programs, typically called “make-ready” programs, to incent the development of EV charging infrastructure.

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

Cost of Sales

Charging Network. Charging network cost of sales consists primarily of energy usage fees, site operating and maintenance expenses, network charges, warranty and repair services, and site lease and related expenses associated with charging stations.

Other. Other cost of sales is primarily related to costs associated with the eXtend business and the sale of data services and other ancillary services.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, consists of depreciation related to EVgo’s property and equipment associated with charging equipment and installation and is partially offset by the amortization of EVgo’s capital-build liabilities associated with third-party funding received for charging stations and other programs.

Gross Profit (Loss) and Gross Margin

Gross profit (loss) consists of EVgo’s revenue less its total cost of sales. Gross margin is gross profit (loss) as a percentage of revenue.

Operating Expenses

General and Administrative. General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, customer service, office rent expense and professional services. EVgo expects its general and administrative expenses to increase in absolute dollars as it continues to grow its business. EVgo also expects to continue to incur additional expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, general insurance and directors’ and officers’ insurance, investor relations and other professional services.

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

Operating Profit (Loss) and Operating Margin

Operating profit (loss) consists of EVgo’s gross profit (loss) less total operating expenses. Operating margin is operating profit (loss) as a percentage of revenue.

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

Income Taxes

EVgo’s provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. For the years ended December 31, 2023 and 2022, EVgo’s provision for income taxes and effective tax rate were deemed to be de minimis. As of December 31, 2023 and 2022, EVgo maintained a full valuation allowance on EVgo’s net deferred tax assets. There were no unrecognized tax benefits for uncertain tax positions, nor any significant amounts accrued for interest and penalties as of December 31, 2023 and 2022.

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

Key Performance Indicators

EVgo management uses several performance metrics to manage the business and evaluate financial and operating performance:

Network Throughput on the EVgo Network

Network throughput represents the total amount of GWh consumed by EVs using chargers and charging stations that EVgo has operational on its network (excluding eXtend chargers and charging stations) (the “EVgo Network”). EVgo typically monitors GWh sales by three components: business line, customer and customer class. EVgo believes monitoring of component trends and contributions is the appropriate way to monitor and measure business-related health.

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

The following table presents network throughput and the number of DC stalls on the EVgo Network:

	December 31,
	2023	2022
Network throughput (GWh) for the years ended	130	45
Number of DC Stalls on the EVgo Network (in thousands) as of	2.9	2.2

Factors Affecting EVgo’s Operating Results

EVgo believes its performance and future success depend on a number of factors, including those discussed below and in Part I, Item 1A, “Risk Factors.”

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

Electrification of Fleets

EVgo faces competition in the emerging fleet electrification segment, including from certain fleet customers who may opt to install and own charging equipment on their property; however, EVgo believes its unique set of offerings to fleets and its existing charging network position EVgo advantageously to win business from fleets. Fleet owners are generally more sensitive to the total cost of ownership of a vehicle than private-vehicle owners. As such, electrification of vehicle fleets may occur more slowly or more rapidly than management forecasts based on the cost to purchase, operate and maintain EVs and the general availability of such vehicles relative to those of internal combustion engine vehicles. The ability of EVgo and its competitors to offer competitive charging services and value-added ancillary services may impact the pace at which fleets electrify and may impact EVgo’s ability to capture market share in fleets. Additionally, federal, state and local government support and regulations directed at fleets (or lack thereof) may accelerate or delay fleet electrification and increase or reduce EVgo’s business opportunity.

Competition

The EV charging industry is increasingly competitive. The principal competitive factors in the industry include charger count, locations, accessibility and reliability; charger connectivity to EVs and ability to charge widely adopted standards; speed of charging relative to expected vehicle dwell times at a location; DCFC network reliability, scale and local density; software-enabled service offerings and overall customer experience; operator brand, track record and reputation; access to equipment vendors and service providers; policy incentives; and pricing. Existing competitors may expand their product offerings and sales strategies, new competitors may enter the market and certain fleet customers may choose to install and operate their own charging infrastructure. If EVgo’s market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Government Mandates, Incentives and Programs

The U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives, such as payments for regulatory credits. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations and to otherwise financially support these industries. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. For example, the results of the 2024 Presidential and Congressional elections and resulting legislative or regulatory actions, if pursued, could impact the availability or value of these incentives or reduce access to such low-cost funding. Further, EVgo has historically claimed federal tax credits under Section 30C of the Code. The Inflation Reduction Act revised the eligibility criteria for these credits, and there can be no assurance that the EV charging stations placed into service by EVgo will meet the revised requirements, and compliance with such requirements could increase EVgo’s labor and other costs. Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential. In addition, there is no assurance that EVgo will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms. Further, certain features of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized. See Part I, Item 1A, “Risk Factors — Risks Related to the EV Market — The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could adversely affect EVgo’s financial results.” for further discussion.

Technology Risks

EVgo relies on numerous internally developed and externally sourced hardware and software technologies to operate its network and generate earnings. EVgo engages a variety of third-party vendors for non-proprietary hardware and software components and software-as-a-service elements. The ability of EVgo to continue to integrate its technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine EVgo’s sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem become obsolete and that EVgo will be required to make significant investments to continue to effectively operate its business. For example, a majority of the largest OEMs have announced plans to adopt the NACS standard in their future EVs. SAE International, a standards-developing organization for automotive engineering professionals, is currently working on an initiative to adapt Tesla’s specifications for NACS into the SAE J3400 industry standard. EVgo has announced that it will be adding NACS connectors to its fast-charging network in 2025; however, integrating NACS connectors in future charger installations and on certain existing chargers will require significant investment and management attention.

EVgo’s management believes EVgo’s business model is well-positioned to enable EVgo to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.

Sales of Regulatory Credits

EVgo derives revenue from selling regulatory credits earned for participating in LCFS programs, or other similar carbon or emissions trading schemes, in various jurisdictions in the U.S. EVgo currently sells these credits at market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and which are difficult to predict. Price fluctuations in credits may have a material effect on future results of operations. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, EVgo’s ability to generate this revenue in the future would be adversely impacted. In addition to current programs, EVgo is currently monitoring additional proposals related to potential LCFS programs in varying stages of discussions, including in New York, along with potential changes to the Renewable Fuels Standard.

Results of Operations

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

The table below presents EVgo’s results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Revenue
Charging, retail	$45,735	18,895	$26,840	142%
Charging, commercial	14,491	3,363	11,128	331%
Charging, OEM	5,186	941	4,245	451%
Regulatory credit sales	6,679	5,652	1,027	18%
Network, OEM	5,681	2,451	3,230	132%
Total charging network	77,772	31,302	46,470	148%
eXtend	72,362	18,443	53,919	292%
Ancillary	10,819	4,843	5,976	123%
Total revenue	160,953	54,588	106,365	195%
Cost of sales
Charging network[1]	56,034	26,536	29,498	111%
Other[1]	63,350	14,924	48,426	324%
Depreciation, net of capital-build amortization	31,855	18,779	13,076	70%
Total cost of sales	151,239	60,239	91,000	151%
Gross profit (loss)	9,714	(5,651)	15,365	272%
Operating expenses
General and administrative	143,015	126,713	16,302	13%
Depreciation, amortization and accretion	20,106	17,139	2,967	17%
Total operating expenses	163,121	143,852	19,269	13%
Operating loss	(153,407)	(149,503)	(3,904)	(3)%
Interest expense	—	(21)	21	100%
Interest income	9,754	4,479	5,275	118%
Other expense, net	(10)	(815)	805	99%
Change in fair value of earnout liability	1,076	3,481	(2,405)	(69)%
Change in fair value of warrant liabilities	7,163	36,157	(28,994)	(80)%
Loss before income tax expense	(135,424)	(106,222)	(29,202)	(27)%
Income tax expense	(42)	(18)	(24)	(133)%
Net loss	(135,466)	(106,240)	(29,226)	(28)%
Less: net loss attributable to redeemable noncontrolling interest	(93,039)	(78,665)	(14,374)	(18)%
Net loss attributable to Class A common stockholders	$(42,427)	$(27,575)	$(14,852)	(54)%

Gross margin	6.0%	(10.4)%
Operating margin	(95.3)%	(273.9)%
Network throughput (GWh) on the EVgo Network	130	45
Number of DC Stalls on the EVgo Network (in thousands) as of	2.9	2.2

[1] The Company has changed the presentation of cost of sales to disaggregate such costs between “charging network” and “other.” Previously reported amounts have been updated to conform to the current presentation.

* Percent not meaningful.

Total revenue for the year ended December 31, 2023 increased $106.4 million, or 195%, to $161.0 million compared to $54.6 million for the year ended December 31, 2022. As further discussed below, the increase in revenue during 2023 was primarily due to a $53.9 million increase in eXtend revenue, a $26.8 million increase in retail charging revenue, an $11.1 million increase in commercial charging revenue, and a $6.0 million increase in ancillary revenue.

Charging Revenue, Retail. Charging revenue, retail, for the year ended December 31, 2023 increased $26.8 million, or 142%, to $45.7 million compared to $18.9 million for the year ended December 31, 2022. Year-over-year growth was primarily due to an overall increase in throughput driven primarily by increased charging volume from a greater number of customers and more throughput per customer.

Charging Revenue, Commercial. Charging revenue, commercial, for the year ended December 31, 2023 increased $11.1 million, or 331%, to $14.5 million compared to $3.4 million for the year ended December 31, 2022. Year-over-year growth was primarily due to higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the year ended December 31, 2023 increased $4.2 million, or 451%, to $5.2 million compared to $0.9 million for the year ended December 31, 2022. The increase was primarily due to higher charging volumes and customer enrollments from the Company’s OEM partners.

Regulatory Credit Sales. Regulatory credit sales for the year ended December 31, 2023 increased $1.0 million, or 18%, to $6.7 million compared to $5.7 million for the year ended December 31, 2022. The increase was primarily due to increased throughput resulting in additional credit generation, partially offset by a decrease in market prices.

Network Revenue, OEM. Network revenue, OEM, for the year ended December 31, 2023 increased $3.2 million, or 132%, to $5.7 million compared to $2.5 million for the year ended December 31, 2022. The year-over-year increase was primarily due to increased breakage associated with prepaid charging credits and increased branding and marketing activities.

eXtend Revenue. eXtend revenue for the year ended December 31, 2023 increased $53.9 million, or 292%, to $72.4 million compared to $18.4 million for the year ended December 31, 2022. The increase was primarily due to an increase in equipment sales and an increase in projects in process or completed compared to the same prior year period.

Ancillary Revenue. Ancillary revenue for the year ended December 31, 2023 increased $6.0 million, or 123%, to $10.8 million compared to $4.8 million for the year ended December 31, 2022. The increase was primarily due to increased revenue from engineering and construction revenue, equipment sales, and PlugShare.

Cost of Sales

Charging Network. Charging network cost of sales for the year ended December 31, 2023 increased $29.5 million, or 111%, to $56.0 million compared to $26.5 million for the year ended December 31, 2022. The increase was primarily due to a $21.4 million increase in usage-related energy costs resulting from increased throughput, a $3.9 million increase in site lease and related expenses, and a $2.9 million increase in maintenance costs.

Other. Other cost of sales for the year ended December 31, 2023 increased $48.4 million, or 324%, to $63.4 million compared to $14.9 million for the year ended December 31, 2022. The increase was primarily due to a $44.7 million increase in costs to support eXtend revenue, a $1.8 million increase in costs to support engineering and construction revenue, and a $1.4 million increase in costs for higher equipment sales.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the year ended December 31, 2023 increased $13.1 million, or 70%, to $31.9 million compared to $18.8 million for the year ended December 31, 2022 due to the growth of EVgo’s charging network.

Gross Profit (Loss) and Gross Margin

Gross profit for the year ended December 31, 2023 was $9.7 million compared to a gross loss of $5.7 million for the year ended December 31, 2022 primarily due to improved gross profit from the charging network and eXtend revenue, partially offset by increased depreciation, net of capital-build amortization. Gross margin for the year ended December 31, 2023 improved to 6.0% compared to negative 10.4% for the year ended December 31, 2022 primarily due to improved leveraging of charging station costs, resulting in higher gross margin on charging network revenue, partially offset by the impact of lower LCFS prices.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2023 increased $16.3 million, or 13%, to $143.0 million compared to $126.7 million for the year ended December 31, 2022. The increase was primarily driven by an $11.9 million increase in payroll expenses due to higher compensation paid to employees during the year and the impact of increased average headcount compared to the same prior-year period, a $3.1 million increase in impairment expense due to increased write-offs of abandoned projects, and a $1.0 million increase in rent expense for pre-operational sites.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the year ended December 31, 2023 increased $3.0 million, or 17%, to $20.1 million compared to $17.1 million for the year ended December 31, 2022. The increase was primarily due to higher amortization related to software.

Operating Loss and Operating Margin

During the year ended December 31, 2023, EVgo had an operating loss of $153.4 million, a deterioration of $3.9 million, or 3%, compared to an operating loss of $149.5 million for the year ended December 31, 2022. Operating margin for the year ended December 31, 2023 was negative 95.3% compared to negative 273.9% for the year ended December 31, 2022 primarily due to improved leveraging of operating expenses and improved gross margins.

Interest Expense

There was no interest expense for the year ended December 31, 2023. For the year ended December 31, 2022, interest expense was de minimis.

Interest Income

Interest income for the year ended December 31, 2023 increased $5.3 million, or 118%, to $9.8 million compared to $4.5 million for the year ended December 31, 2022. The increase was a result of more cash and cash equivalents held in a high interest rate account by the Company during the year ended December 31, 2023 compared to the prior year.

Other Expense, Net

Other expense, net, for the year ended December 31, 2023 was de minimis compared to $0.8 million for the year ended December 31, 2022. The change was primarily due to decreased realized losses on the sale of investments compared to the prior year.

Changes in Fair Values of Earnout and Warrant Liabilities

The changes in fair values of earnout and warrant liabilities for the year ended December 31, 2023 were gains of $1.1 million and $7.2 million, respectively, compared to gains of $3.5 million and $36.2 million, respectively, for the year ended December 31, 2022. The change between years was primarily due to a smaller decrease in the fair value of the warrant and earnout liabilities during the year ended December 31, 2023 compared to the prior year. See Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 12 — Fair Value Measurements” for more information.

Income Tax Expense

For the years ended December 31, 2023 and 2022, income tax expense was de minimis due to the full valuation allowance on the Company’s net deferred tax assets.

Net Loss

Net loss for the year ended December 31, 2023 was $135.5 million compared to $106.2 million for the year ended December 31, 2022. The increased loss was primarily due to $31.4 million in decreased gains from the change in the fair values of the earnout and warrant liabilities and $16.3 million in increased general and administrative expenses incurred to support growth, which were partially offset by a $15.4 million increase in gross profit and a $5.3 million increase in interest income.

Non-GAAP Financial Measures

This Annual Report includes the following non-GAAP financial measures, in each case as defined below: “Adjusted Cost of Sales,” “Adjusted Cost of Sales as a Percentage of Revenue,” “Adjusted Gross Profit (Loss),” “Adjusted Gross Margin,” “Adjusted General and Administrative Expenses,” “Adjusted General and Administrative Expenses as a Percentage of Revenue,” “EBITDA,” “EBITDA Margin,” “Adjusted EBITDA,” “Adjusted EBITDA Margin,” and “Capital Expenditures, Net of Capital Offsets.” With respect to Capital Expenditures, Net of Capital Offsets, pursuant to the terms of certain OEM contracts, EVgo is paid well in advance of when revenue can be recognized, and usually, the payment is tied to the number of stalls that commence operations under the applicable contractual arrangement while the related revenue is deferred at the time of payment and is recognized as revenue over time as EVgo provides charging and other services to the OEM and the OEM’s customers. EVgo management therefore uses these measures internally to establish forecasts, budgets, and operational goals to manage and monitor its business, including the cash used for, and the return on, its investment in its charging infrastructure. EVgo believes that these measures are useful to investors in evaluating EVgo’s performance and help to depict a meaningful representation of the performance of the underlying business, enabling EVgo to evaluate and plan more effectively for the future.

Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted General and Administrative Expenses, Adjusted General and Administrative Expenses as a Percentage of Revenue, EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Capital Expenditures, Net of Capital Offsets are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP and the items excluded from or included in these metrics are significant components in understanding and assessing EVgo’s financial performance. These metrics should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation, net of capital-build amortization, and (ii) share-based compensation. EVgo defines Adjusted Cost of Sales as a Percentage of Revenue as Adjusted Cost of Sales as a percentage of revenue. EVgo defines Adjusted Gross Profit (Loss) as revenue less Adjusted Cost of Sales. EVgo defines Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue. EVgo defines Adjusted General and Administrative Expenses as general and administrative expenses before (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) bad debt expense (recoveries), and (iv) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted General and Administrative Expenses as a Percentage of Revenue as Adjusted General and Administrative Expenses as a percentage of revenue. EVgo defines EBITDA as net income (loss) before (i) depreciation, net of capital-build amortization, (ii) amortization, (iii) accretion, (iv) interest income, (v) interest expense, and (vi) income tax expense. EVgo defines EBITDA Margin as EBITDA as a percentage of revenue. EVgo defines Adjusted EBITDA as EBITDA plus (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) loss on investments, (iv) bad debt expense (recoveries), (v) change in fair value of earnout liability, (vi) change in fair value of warrant liabilities, and (vii) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. EVgo defines Capital Expenditures, Net of Capital Offsets as capital expenditures adjusted for the following capital offsets: (i) all payments under OEM infrastructure agreements excluding any amounts directly attributable to OEM customer charging credit programs and pass-through of non-capital expense reimbursements, and (ii) proceeds from capital-build funding. The tables below present quantitative reconciliations of these measures to their most directly comparable GAAP measures as described in this paragraph.

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss) and Adjusted Gross Margin to the most directly comparable GAAP measures:

	Year Ended
	December 31,
(dollars in thousands)	2023	2022
GAAP revenue	$160,953	$54,588
GAAP cost of sales	151,239	60,239
GAAP gross profit (loss)	$9,714	$(5,651)
GAAP cost of sales as a percentage of revenue	94.0%	110.4%
GAAP gross margin	6.0%	(10.4%)

Adjustments:
Depreciation, net of capital-build amortization	$31,855	$18,779
Share-based compensation	223	118
Total adjustments	32,078	18,897
Adjusted Cost of Sales	$119,161	$41,342
Adjusted Cost of Sales as a Percentage of Revenue	74.0%	75.7%

Adjusted Gross Profit	$41,792	$13,246
Adjusted Gross Margin	26.0%	24.3%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures:

	Year Ended
	December 31,
(dollars in thousands)	2023	2022
GAAP revenue	$160,953	$54,588
GAAP general and administrative expenses	$143,015	$126,713
GAAP general and administrative expenses as a percentage of revenue	88.9%	232.1%

Adjustments:
Share-based compensation	$29,501	$24,929
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense[1]	11,496	8,278
Bad debt expense (recoveries)	470	(18)
Other[1,2]	910	63
Total adjustments	42,377	33,252
Adjusted General and Administrative Expenses	$100,638	$93,461
Adjusted General and Administrative Expenses as a Percentage of Revenue	62.5%	171.2%

[1] During the year ended December 31, 2023, the Company reclassified insurance proceeds from property losses from “other” to “loss on disposal of property and equipment, net of insurance recoveries, and impairment expense.” Previously reported amounts have been updated to conform to the current period presentation.

[2] For the year ended December 31, 2023, comprised primarily of costs related to the reorganization of Company resources previously announced by the Company on February 23, 2023, the petition filed by EVgo in the Delaware Court of Chancery in February 2023 seeking validation of EVgo’s charter and share structure (the “205 Petition”), and employee retention tax credits (“ERCs”) earned under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure:

	Year Ended
	December 31,
(dollars in thousands)	2023	2022
GAAP revenue	$160,953	$54,588

GAAP net loss	$(135,466)	$(106,240)
GAAP net loss margin	(84.2%)	(194.6%)

Adjustments:
Depreciation, net of capital-build amortization	32,350	19,103
Amortization	17,331	14,900
Accretion	2,280	1,915
Interest income	(9,754)	(4,479)
Interest expense	—	21
Income tax expense	42	18
EBITDA	$(93,217)	$(74,762)
EBITDA Margin	(57.9%)	(137.0%)

Adjustments:
Share-based compensation	29,724	25,048
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense[1]	11,496	8,278
Loss on investments	26	783
Bad debt expense (recoveries)	470	(18)
Change in fair value of earnout liability	(1,076)	(3,481)
Change in fair value of warrant liabilities	(7,163)	(36,157)
Other[1,2]	910	63
Total adjustments	34,387	(5,484)
Adjusted EBITDA	$(58,830)	$(80,246)
Adjusted EBITDA Margin	(36.6%)	(147.0%)

[1] During the year ended December 31, 2023, the Company reclassified insurance proceeds from property losses from “other” to “loss on disposal of property and equipment, net of insurance recoveries, and impairment expense.” Previously reported amounts have been updated to conform to the current period presentation.

[2] For the year ended December 31, 2023, comprised primarily of costs related to the reorganization of Company resources previously announced by the Company on February 23, 2023, the 205 Petition, and ERCs earned under the CARES Act.

The following unaudited table presents a reconciliation of Capital Expenditures, Net of Capital Offsets, to the most directly comparable GAAP measure:

	Year Ended
	December 31,
(dollars in thousands)	2023	2022
Capital expenditures	$158,896	$200,251

Capital offsets:
OEM infrastructure payments	$21,633	$7,000
Proceeds from capital-build funding	14,432	10,088
Total capital offsets	36,065	17,088
Capital Expenditures, Net of Capital Offsets	$122,831	$183,163

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of December 31, 2023, EVgo had $209.1 million of cash, cash equivalents, and restricted cash and working capital of $178.1 million. As of December 31, 2022, EVgo had $246.5 million of cash, cash equivalents and restricted cash and working capital of $188.1 million. The Company’s net cash outflow for the year ended December 31, 2023 was $37.3 million. EVgo believes its cash and cash equivalents on hand as of December 31, 2023 is sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Annual Report.

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

In July 2022, EVgo entered into the Delta Charger Supply Agreement and the Purchase Order with Delta, pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta from time to time in specified quantities at certain delivery dates over a period of four years. EVgo is obligated to purchase at least 1,000 chargers (which will enable the construction of 2,000 stalls) pursuant to the Delta Charger Supply Agreement and the Purchase Order with the option, at EVgo’s election, to increase the number of chargers purchased to 1,100. EVgo is required to make full payment on such chargers within sixty (60) days of receipt. EVgo’s obligations under the Purchase Order are take-or-pay obligations; however, EVgo’s liability is capped at a maximum of the greater of $30.0 million or 50% of the value of any outstanding firm orders. EVgo entered into the Delta Charger Supply Agreement and Purchase Order in order to meet its obligations under the Pilot Infrastructure Agreement, other potential contractual commitments and its own needs and intends to fund the capital expenditure required under the Delta Charger Supply Agreement and Purchase Order with proceeds from the Pilot Infrastructure Agreement as well as cash and cash equivalents on hand.

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

Cash Flows

The following table summarizes EVgo’s consolidated cash flows for the years ended December 31, 2023 and 2022:

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows used in operating activities	$(37,055)	$(58,794)
Cash flows used in investing activities	(143,312)	(199,707)
Cash flows provided by financing activities	143,020	19,813
Net decrease in cash, cash equivalents and restricted cash	$(37,347)	$(238,688)

Operating Activities. Cash used in operating activities for the year ended December 31, 2023 was $37.1 million compared to cash used in operating activities of $58.8 million during the year ended December 31, 2022. This year-over-year change primarily reflected a $25.4 million increase in cash flows from its operations, a $25.2 million increase in cash flows from deferred revenue and a $2.0 million increase in cash flows from operating lease assets and liabilities, net, partially offset by a $15.3 million decrease in cash flows from accounts receivable, net, a $14.9 million decrease in cash flows from customer deposits, and a $1.5 million decrease in cash flows from receivables from related parties.

Investing Activities. Cash used in investing activities for the year ended December 31, 2023 was $143.3 million, compared to $199.7 million for the year ended December 31, 2022. The decrease was primarily driven by a $41.4 million decrease in capital expenditures and investments compared to the prior year, partially offset by $15.3 million in net proceeds received from sale-leaseback transactions during the year ended December 31, 2023.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2023 was $143.0 million compared to $19.8 million for the year ended December 31, 2022. The increase was driven primarily by the receipt of $128.0 million in proceeds from the issuance of Class A common stock in the Company’s underwritten equity offering during 2023 and a $4.3 million increase in proceeds received from capital-build funding, partially offset by $4.8 million decrease in proceeds from the issuance of Class A common stock under the Company’s ATM Program and a $4.1 million increase in equity issuance costs during the year ended December 31, 2023.

Working Capital. EVgo’s working capital as of December 31, 2023 was $178.1 million, compared to $188.1 million as of December 31, 2022. The decrease was driven primarily by a $37.0 million decrease in the Company’s cash, cash equivalents and restricted cash, a $7.1 million increase in deferred revenue, current, and a $1.3 million increase in accrued liabilities, partially offset by a $23.8 million increase in accounts receivable, net, an $8.6 million decrease in customer deposits, and a $3.9 million increase in prepaid expenses and other current assets.

Contractual Obligations and Commitments. EVgo has material cash requirements for known contractual obligations and commitments in the form of operating leases, purchase commitments and certain other liabilities that are disclosed in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 11 — Commitments and Contingencies” and discussed below. EVgo generally expects to fund these obligations through its existing cash and cash equivalents and future financing or cash flows from operations.

Critical Accounting Policies and Estimates

The discussion and analysis of EVgo’s financial condition and results of operations is based upon EVgo’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of EVgo’s financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively. For more information See “Part II, Item 8. Consolidated Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” for additional description of the significant accounting policies that have been followed in preparing EVgo’s consolidated financial statements.

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

Revenue Recognition

EVgo recognizes revenue in accordance with ASC 606. Recording revenue may require judgment, including determining whether an arrangement includes multiple performance obligations, whether any of those obligations are distinct and cannot be combined and allocation of the transaction price to each performance obligation based on the relative standalone selling prices (“SSP”). Revenue for performance obligations can be recognized over time or at a point in time depending on the nature of the performance obligation. Changes to the elements in an arrangement or, in EVgo’s determination, to the relative SSP for these elements, could materially affect the amount of earned and unearned revenue reflected in its consolidated financial statements.

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

At contract inception, EVgo determines whether EVgo satisfies the performance obligation over time or at a point in time. Revenues from charging — OEM are primarily recognized ratably over time or as fee-bearing usage occurs. Revenues from charging — retail, charging — commercial and LCFS are usage-based services and recognized over time or at a point in time upon the delivery of the charging products or services. eXtend and ancillary revenues are recognized over time based on a time-based or cost-based approach or at a point in time as performance obligations are satisfied.

Impairment of Goodwill and Other Identified Intangible Assets

The Company has one reporting unit and performs its annual goodwill impairment testing on October 1 each year. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, the Company considers all available evidence, including (i) the results of impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts, decreases in market multiples (and the magnitude thereof) or changes to interest rates, if any, and (iii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any.

The Company determines fair value using the market approach, when available and appropriate, or the income approach, or a combination of both and assesses the valuation methodology based upon the relevance and availability of the data at the time the valuation is performed. If multiple valuation methodologies are used, the results are weighted appropriately.

Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the Company operates giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is used if there are publicly traded companies that have characteristics similar to EVgo’s business.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on the most recent views of the long-term outlook for the business. Discount rates are derived using a capital asset pricing model and analyzing published rates for relevant industries to estimate the cost of equity financing. The discount rates used are commensurate with the risks and uncertainty inherent in EVgo’s business and in its internally developed forecasts.

Estimating the fair value of the reporting unit requires the use of significant judgments that are based on a number of factors including actual operating results, internal forecasts, market observable pricing multiples of similar businesses and comparable transactions, possible control premiums, determining the appropriate discount rate and long-term growth rate assumptions, and, if multiple approaches are being used, determining the appropriate weighting applied to each approach. It is reasonably possible that the judgments and estimates described above could change in future periods.

The Company reviews identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss has occurred requires the use of internal forecasts to estimate future cash flows and the useful life over which these cash flows will occur. To determine fair value, the Company uses its internal cash flow estimates discounted at an appropriate discount rate.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “changes in fair value of warrant liabilities” in the consolidated statements of operations. The fair value of the Private Placement Warrants on the date of issuance and on each measurement date is estimated by reference to the trading price of the public warrants, which is considered a Level 2 fair value measurement, or using a Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement and includes inputs such as EVgo’s stock price, the risk-free interest rate, the expected term, the expected volatility, the dividend rate, the exercise price and the number of Private Placement Warrants outstanding. Assumptions used in the Monte Carlo model are subjective and require significant judgment.

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” as of and for the years ended December 31, 2023 and 2022.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

EVgo Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVgo Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

March 6, 2024

EVgo Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands)	2023	2022
Assets
Current assets
Cash, cash equivalents and restricted cash	$209,146	$246,193
Accounts receivable, net of allowance of $1,116 and $687 as of December 31, 2023 and 2022, respectively	34,882	11,075
Accounts receivable, capital-build	9,297	8,011
Prepaid expenses and other current assets	14,081	10,205
Total current assets	267,406	275,484
Property, equipment and software, net	389,227	308,112
Operating lease right-of-use assets	67,724	51,856
Restricted cash	—	300
Other assets	2,208	2,308
Intangible assets, net	48,997	60,612
Goodwill	31,052	31,052
Total assets	$806,614	$729,724

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$10,133	$9,128
Accrued liabilities	40,549	39,233
Operating lease liabilities, current	6,018	4,958
Deferred revenue, current	23,114	16,023
Customer deposits	9,235	17,867
Other current liabilities	298	136
Total current liabilities	89,347	87,345
Operating lease liabilities, noncurrent	61,987	45,689
Earnout liability, at fair value	654	1,730
Asset retirement obligations	18,232	15,473
Capital-build liability	35,787	26,157
Deferred revenue, noncurrent	55,091	23,900
Warrant liabilities, at fair value	5,141	12,304
Total liabilities	$266,239	$212,598

Commitments and contingencies (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
(in thousands, except share data)	2023	2022
Redeemable noncontrolling interest	$700,964	$875,226

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2023 and 2022; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of December 31, 2023 and 2022; 102,935,965 and 70,247,726 shares outstanding (excluding 718,750 shares subject to possible forfeiture) as of December 31, 2023 and 2022, respectively	10	7
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2023 and 2022; 195,800,000 shares issued and outstanding as of December 31, 2023 and 2022	20	20
Additional paid-in capital	87,928	17,533
Accumulated deficit	(248,547)	(375,660)
Total stockholders’ deficit	(160,589)	(358,100)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$806,614	$729,724

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31,
(in thousands, except per share data)	2023	2022
Revenue
Charging, retail	$45,735	$18,895
Charging, commercial	14,491	3,363
Charging, OEM	5,186	941
Regulatory credit sales	6,679	5,652
Network, OEM	5,681	2,451
Total charging network	77,772	31,302
eXtend	72,362	18,443
Ancillary	10,819	4,843
Total revenue	160,953	54,588

Cost of sales
Charging network	56,034	26,536
Other	63,350	14,924
Depreciation, net of capital-build amortization	31,855	18,779
Total cost of sales	151,239	60,239
Gross profit (loss)	9,714	(5,651)

Operating expenses
General and administrative	143,015	126,713
Depreciation, amortization and accretion	20,106	17,139
Total operating expenses	163,121	143,852
Operating loss	(153,407)	(149,503)

Interest expense	—	(21)
Interest income	9,754	4,479
Other expense, net	(10)	(815)
Change in fair value of earnout liability	1,076	3,481
Change in fair value of warrant liabilities	7,163	36,157
Total other income, net	17,983	43,281
Loss before income tax expense	(135,424)	(106,222)
Income tax expense	(42)	(18)
Net loss	(135,466)	(106,240)
Less: net loss attributable to redeemable noncontrolling interest	(93,039)	(78,665)
Net loss attributable to Class A common stockholders	$(42,427)	$(27,575)

Net loss per share to Class A common stockholders, basic and diluted	$(0.46)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

For the Year Ended December 31, 2023

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	70,248	$7	195,800	$20	$17,533	$(375,660)	$(358,100)
Share-based compensation	—	—	—	—	25,953	—	25,953
Issuance of Class A common stock under the equity offering, net of issuance costs	30,123	3	—	—	123,243	—	123,246
Issuance of Class A common stock under the ATM, net of issuance costs	889	0	—	—	5,746	—	5,746
Issuance of Class A common stock under share-based compensation plans	1,676	0	—	—	0	—	—
Net loss[1]	—	—	—	—	—	(42,427)	(42,427)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(84,547)	169,540	84,993
Balance, December 31, 2023	102,936	$10	195,800	$20	$87,928	$(248,547)	$(160,589)

[1]	Excludes $93.0 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

For the Year Ended December 31, 2022

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	68,021	$7	195,800	$20	$—	$(1,358,358)	$(1,358,331)
Share-based compensation	—	—	—	—	23,170	—	23,170
Issuance of Class A common stock under the ATM, net of issuance costs	1,588	0	—	—	10,419	—	10,419
Issuance of Class A common stock under share-based compensation plans	639	0	—	—	0	—	0
Warrants exercised and release of warrant liability	0	0	—	—	3	—	3
Shares withheld for taxes	—	—	—	—	(25)	—	(25)
Net loss[1]	—	—	—	—	—	(27,575)	(27,575)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(16,034)	1,010,273	994,239
Balance, December 31, 2022	70,248	$7	195,800	$20	$17,533	$(375,660)	$(358,100)

[1]	Excludes $78.7 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(135,466)	$(106,240)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	51,961	35,918
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	11,496	8,278
Share-based compensation	29,724	25,048
Change in fair value of earnout liability	(1,076)	(3,481)
Change in fair value of warrant liabilities	(7,163)	(36,157)
Other	34	777
Changes in operating assets and liabilities
Accounts receivable, net	(23,810)	(8,516)
Receivables from related parties	1	1,500
Prepaid expenses and other current assets and other assets	(2,697)	(2,364)
Operating lease assets and liabilities, net	1,492	(519)
Accounts payable	654	1,371
Accrued liabilities	8,287	7,320
Deferred revenue	38,282	13,070
Customer deposits	(8,632)	6,275
Other current and noncurrent liabilities	(142)	(1,074)
Net cash used in operating activities	(37,055)	(58,794)
Cash flows from investing activities
Capital expenditures	(158,896)	(200,251)
Proceeds from sale-leaseback transactions	15,273	—
Proceeds from insurance for property losses	311	710
Purchases of investments	—	(37,332)
Proceeds from sale of investments	—	37,166
Net cash used in investing activities	(143,312)	(199,707)
Cash flows from financing activities
Proceeds from issuance of Class A common stock under the ATM	5,828	10,654
Proceeds from issuance of Class A common stock under the equity offering	128,023	—
Proceeds from capital-build funding	14,432	10,088
Proceeds from exercise of warrants	—	3
Payments of withholding tax on net issuance of restricted stock units	—	(25)
Payments of deferred debt issuance costs	(286)	—
Payments of deferred equity issuance costs	(4,977)	(907)
Net cash provided by financing activities	143,020	19,813
Net decrease in cash, cash equivalents and restricted cash	(37,347)	(238,688)
Cash, cash equivalents and restricted cash, beginning of period	246,493	485,181
Cash, cash equivalents and restricted cash, end of period	$209,146	$246,493

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended
	December 31,
(in thousands)	2023	2022
Supplemental disclosure of noncash investing and financing activities
Fair value adjustment to redeemable noncontrolling interest	$(84,993)	$(994,239)
Non-cash increase in capital-build liability	$16,467	$8,678
Capital expenditures in accounts payable and accrued liabilities	$15,213	$24,422
Non-cash increase in asset retirement obligations	$783	$1,822
Deferred debt issuance costs in accounts payable and accrued liabilities	$187	$—
Deferred equity issuance costs in accounts payable and accrued liabilities	$—	$312

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Description of Business and Nature of Operations

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

On January 16, 2020 (the “Holdco Merger Date”), EVgo Holdco, LLC (“EVgo Holdco”), a Delaware limited liability company and a subsidiary of LS Power Equity Partners IV, L.P. (“LS Power”), completed an acquisition of EVgo Services LLC (“EVgo Services”), pursuant to the merger agreement (the “Holdco Merger Agreement”) among EVgo Services, its investors and EVgo Holdco, whereby EVgo Services became a wholly-owned subsidiary of EVgo Holdco, resulting in a change in control of EVgo Services (the “Holdco Merger”). LS Power formed EVgo Holdings, LLC (“EVgo Holdings”) and EVgo Holdco as part of the transaction.

EVgo Inc. was incorporated in Delaware on August 4, 2020 under the name Climate Change Crisis Real Impact I Acquisition Corporation (“CRIS”). The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). On October 2, 2020, the Company completed its initial public offering (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 6,600,000 warrants (the “Private Placement Warrants”) at $1.00 in a private placement to Climate Change Crisis Real Impact I Acquisition Holdings, LLC (the “Sponsor”).

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

On May 22, 2023, in connection with an underwritten equity offering, EVgo Member Holdings, LLC, an affiliate of EVgo Holdings, the Company’s controlling stockholder, purchased 5,882,352 shares of the Company’s Class A common stock at the equity offering price of $4.25 per share.

As the sole managing member of EVgo OpCo, Thunder Sub operates and controls all of the business and affairs of EVgo OpCo and through EVgo OpCo and its subsidiaries, conducts its business. Accordingly, the Company consolidates the financial results of EVgo OpCo and records a redeemable noncontrolling interest in its consolidated financial statements to reflect the EVgo OpCo Units that are owned by EVgo Holdings. As of December 31, 2023 and 2022, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing 65.4% and 73.6%, respectively, of the total outstanding EVgo OpCo Units and an equal number of shares of the Company’s Class B common stock. As of December 31, 2023, the shares of the Company’s Class B common stock held by EVgo Holdings and the shares of the Company’s Class A common stock held by EVgo Member Holdings, LLC, collectively represented a 67.4% voting interest in the Company. EVgo Holdings did not hold any shares of the Company’s Class A common stock as of December 31, 2022.

Each EVgo OpCo Unit, together with one share of Class B common stock, is redeemable, subject to certain conditions, for either one share of Class A common stock, or, at EVgo OpCo’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to the Amended and Restated LLC Agreement of EVgo OpCo dated July 1, 2021 (the “EVgo OpCo A&R LLC Agreement”).

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

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

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of EVgo’s consolidated financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, variable consideration estimates for revenue, depreciable lives of property and equipment and intangible assets, costs associated with asset retirement obligations, the and the fair value of share-based compensation, earnout liability and warrant liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively.

Concentration of Business and Credit Risk

The Company maintains its cash accounts in commercial banks. Cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, a portion of deposit balances may be in excess of federal insurance limits. The Company has not experienced any losses on such accounts. The Company mitigates its risk with respect to cash by maintaining its deposits at high-quality financial institutions and monitoring the credit ratings of those institutions.

The Company had two customers that collectively comprised 45.7% of the Company’s total net accounts receivable as of December 31, 2023. The Company had one customer that comprised 20.5% of the Company’s total net accounts receivable as of December 31, 2022. For the year ended December 31, 2023, one customer represented 45.2% of total revenue. For the year ended December 31, 2022, two customers collectively represented 42.9% of total revenue.

For the year ended December 31, 2023, one vendor provided 76.9% of EVgo’s total charging equipment. For the year ended December 31, 2022, four vendors collectively provided 88.8% of EVgo’s total charging equipment.

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

The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company's consolidated balance sheets, of $0.7 million as of December 31, 2023 and 2022, associated with the construction of its charging stations and in connection with one of its operating leases.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written-off against the allowance for doubtful accounts. Other accounts receivable of $2.7 million and $1.3 million were included in accounts receivable, net, on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Deferred Equity Issuance Costs

Deferred equity issuance costs, consisting primarily of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred equity issuance costs are offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is abandoned or terminated, deferred equity issuance costs are expensed. As of December 31, 2023 and 2022, the Company had capitalized $0.8 million and $1.0 million, respectively, of deferred equity issuance costs in other current assets on the consolidated balance sheets.

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

Land is not depreciated. Depreciation for property, equipment and software is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of the building is forty years, and the estimated useful lives of the remaining assets are approximately three to seven years. Charging equipment and charging station installation costs are depreciated when they are placed into service. Construction in process consists primarily of charging equipment, charging station installation costs, and software that have not yet been placed into service and are not depreciated. Charging equipment consists primarily of equipment and various components that have not yet been allocated to a project. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Depreciation is reported net of the amortization of the capital-build liability. The cost of maintenance and repairs is charged to expense as incurred while significant renewals and betterments are capitalized. Deductions are made for retirements and/or disposals. Following the disposition of an asset, the associated net cost is no longer recognized as an asset, and any gain or loss on the disposition, inclusive of any amounts recovered from insurance, is reflected in general and administrative expenses.

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

Finite-lived intangible assets are amortized over their useful lives and recorded as either cost of sales or operating expenses depending on the nature of the intangible asset. Costs incurred to renew or extend the term of recognized intangible assets are expensed as incurred. During the fourth quarter of 2023, the Company reviewed its goodwill and other intangible assets for indicators of impairment and performed its annual goodwill impairment analysis as part of this review. The Company did not note any impairment with respect to its goodwill or other intangible assets as of December 31, 2023, and no impairment charge was required.

Estimated useful lives of the Company’s intangible assets are presented below:

Site Host relationships	12 years
Customer relationships	4-5 years
Developed technology	10-15 years
User base	4 years
Trade name	15-20 years

Long-Lived Asset Impairment

The Company reviews its long-lived assets, including property and equipment, right-of-use (“ROU”) assets and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the Company identifies events or changes in circumstances that could impact recoverability, the Company compares the carrying value of the assets or asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the loss would be recognized during that period. The impairment loss would be calculated as the difference between the asset or asset group carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends.

Lease Accounting

The Company accounts for leases under ASC Topic 842, Leases (“ASC 842”). As a lessee, the Company enters into agreements with various Site Hosts, which allow the Company to lease space to operate the charging stations on their property and with various parties to lease its office, warehouse and laboratory space. The Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with an initial contractual term in excess of 12 months, the Company records the related operating or finance ROU asset and lease liability. The Company has elected to recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a ROU asset or operating lease liability. Some leases also include renewal and/or early termination options, which can be exercised under specific conditions. Renewal and termination options are not included in the measurement of the ROU assets and lease liabilities unless the Company is reasonably certain to exercise the options.

The Company’s lease agreements primarily require lease payments based on a minimum annual rental amount. In addition to minimum lease payments, the Company’s lease agreements may contain variable lease payments based on revenue-sharing or inflation adjustments. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for all asset classes. Lease liabilities are recognized at the present value of the fixed lease payments using an implicit rate and, if not available, an incremental borrowing rate based on estimated collateralized borrowings available to the Company. The Company incurs initial direct costs and receives landlord incentives that increase or decrease the calculated ROU asset, respectively. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company expenses variable lease payments as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company has not entered into any finance leases.

Sale-leasebacks are transactions through which assets are sold at fair value and subsequently leased back. The resulting leases qualify and are accounted for as operating leases. Gains and losses on sale-leaseback transactions are recognized immediately. Failed sale-leaseback transactions are generally classified as finance leases and result in retention of the “sold” assets within land, buildings and equipment with a finance lease liability equal to the amount of proceeds received recorded as a component of other liabilities on the consolidated balance sheets.

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

The charging stations purchased and installed under these programs or agreements are recorded in property and equipment. At the time the expenditures for the charging stations have been incurred, the funding associated with the charging station capital expenditure is deferred as a capital-build liability and amortized against depreciation expense over the remaining useful life of the related assets. The Company retains ownership of these charging stations. Reimbursement under the agreements for operating and maintenance expenses is recognized as an offset to cost of sales in the consolidated statements of operations in the period in which EVgo recognizes the related costs of operation and maintenance of the chargers.

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

Earnout Liability

In connection with the CRIS Business Combination, certain initial stockholders of CRIS entered into an agreement with the Sponsor (the “Sponsor Agreement”) that provides for certain transfer restrictions and forfeiture provisions, among other things. Pursuant to the Sponsor Agreement, the initial stockholders party thereto are required to forfeit up to 1,437,500 shares of Class A common stock (the “Earnout Shares”) if certain events do not occur. In accordance with ASC 815, the Earnout Shares are recorded as a derivative liability at fair value since they are not indexed to the Company’s Class A common stock. They are remeasured at each reporting date through the change in fair value of earnout liability in the consolidated statements of operations. The estimated fair value of the contingent earnout liability is determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 14), prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current common stock price, expected volatility, risk-free rate, expected restriction period and dividend rate.

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

Warrant Liabilities

The Company accounts for its issued and outstanding warrants (as described in Note 13) in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at the end of each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or redeemed by the Company and any change in fair value is recognized in the statements of operations. The fair value of the Private Placement Warrants on the date of issuance and on each measurement date is estimated by reference to the trading price of the public warrants, which is considered a Level 2 (defined below) fair value measurement, or using a Monte Carlo simulation methodology, which is considered a Level 3 (defined below) fair value measurement and includes inputs such as EVgo’s stock price, the risk-free interest rate, the expected term, the expected volatility, the dividend rate, the exercise price and the number of Private Placement Warrants outstanding. Assumptions used in the Monte Carlo model are subjective and require significant judgment and actual results can differ from assumed and estimated amounts.

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

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2023 and 2022.

Revenue Recognition

The Company’s sources of revenue are from retail, commercial and OEM charging, regulatory credit sales, OEM network, eXtend, and ancillary services. Its primary source of revenue is charging contracts with customers. A significant portion of the Company’s charging contracts have upfront payment terms or monthly payment terms. Payments for walk-up retail charging usage are collected at the point of service, except for monthly member fees and member usage fees which are billed monthly in arrears. Payments for development and project management revenue occur either on an installment basis or are received upon completion of milestones. Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 30 to 60 days. Revenues for regulatory credits such as LCFS credit sales are recognized upon delivery.

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

The transaction price for each contract is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees the Company charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. At contract inception, the Company determines whether it satisfies the performance obligation over time or at a point in time. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities. The Company may also incur fulfillment costs that are reimbursed by its customers as pass-through costs that may or may not be subject to a mark-up. Reimbursements for fulfillment costs are included in the transaction price and is recognized on a gross basis. The Company recognizes estimated losses on contracts immediately upon identification of the loss.

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

EVgo’s contracts may provide its customers with the option to renew the agreement. Generally, this option is not considered to provide a material right that should be accounted for as a separate performance obligation because the customer would not receive a discount if it decided to renew and the option to renew is generally cancellable by either party subject to the notice of non-renewal requirements specified in the contract. If a material right is identified, the Company would account for these accordingly as a separate performance obligation. EVgo’s contracts may also provide its customers with the option to purchase additional future services. Generally, this option is not considered to provide the customer with a material right that should be accounted for as a separate performance obligation since the cost of the additional future services are generally at market rates for such services and the Company is not automatically obligated to stand ready to deliver these additional goods or services because the customer may reject EVgo’s proposal.

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

Cost of Sales and General and Administrative Expenses

Cost of sales consists primarily of energy usage fees, depreciation (net of capital-build amortization expenses), site operating and maintenance expenses, network charges, warranty and repair services, site costs and related expense associated with charging equipment as well as cost of sales related to the eXtend business and the sale of data services and other ancillary services. General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, customer service, office rent expense and professional services.

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $1.6 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $5.7 million and $4.8 million for the years ended December 31, 2023 and 2022, respectively.

401(k) Plan

The Company has a 401(k) plan that qualifies under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) plan provides discretionary employer matching contributions to eligible employees up to IRS annual limits. Employer contributions to the 401(k) plan for the years ended December 31, 2023 and 2022 were $0.3 million and $0.7 million, respectively.

Share-Based Compensation

The Company recognizes compensation expense for all awards granted based on the grant date fair value. Compensation expense for awards that vest in increments is recognized based on an accelerated attribution method. In accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), compensation expense for awards with service conditions is recorded over the requisite service period, and compensation expense for awards with market and service conditions is recognized over the longer of the explicit service period or the derived service period for the market condition for any awards that are expected to vest. The Company issues new shares upon the exercise of stock options and upon the vesting of restricted share units and performance stock units. The Company has elected to account for forfeitures as they occur.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The Company considers any Earnout Shares that are issued and outstanding but considered contingently returnable if certain conditions are not met, as participating securities due to their non-forfeitable right to receive dividends, requiring the use of the two-class method. Diluted earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of all potentially dilutive securities outstanding during the period, as applicable. Dilution is not considered when a net loss is reported.

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

Newly Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU 2021-08 prospectively on January 1, 2023. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The amendments in ASC 326 provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Subsequent to the initial ASU, the FASB issued various related corrective and clarifying ASUs for this topic, all of which have been codified in ASC 326. For public companies that are considered “smaller reporting companies” as defined by the SEC, ASC 326 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASC 326 prospectively as of January 1, 2023. The adoption of this standard did not materially impact the Company’s consolidated results of operations or financial position.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), as amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of December 31, 2023, the Company has not identified any contracts, hedging relationships and other transactions impacted by reference rate reform and therefore does not expect any impact resulting from the adoption of ASU 2020-04 on the Company’s consolidated results of operations or financial position.

In November 2023, the FASB issued ASU 2023-07, ASC Subtopic 280 “Segment Reporting — Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 provides for significant segment expense categories and amounts for each reportable segment and an aggregate amount and description of other segment items included in each reported measure of segment profit or loss beyond the significant segment expenses for each reportable segment; permits the disclosure of multiple measures of segment profit or loss for each reportable segment, subject to a minimum disclosure of the measure of segment profit or loss that is most consistent with the amounts included in the financial statements (consistent with current guidance); confirms that all disclosures required in the segments guidance apply to all public entities, including those with a single operating or reportable segment; requires disclosure of the title and position of the individual or the name of the group identified as the CODM in the financial statements; and requires disclosure of how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB Issued ASU 2023-09, ASC Subtopic 740 “Income Taxes — Improvements to Income Tax Disclosures” (“ASU 2023-09”), which increases transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

Note 3 — Revenue Recognition

Revenue Streams

The Company’s revenue streams, respective performance obligations and methods of recognition are summarized below. All of the Company’s revenues are sourced primarily from the U.S.

Charging, Retail. EVgo sells electricity directly to drivers who access EVgo’s publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge as members (with monthly fees and reduced per-minute or kilowatt-hour (“kWh”) pricing) through a subscription service or as non-members. Revenue for these sales is recognized at a point in time upon delivery of electricity and is charged to the customer based on electrical power delivered, minutes of charging, or on a fee basis. Monthly membership fees are charged to the customer and recognized on a monthly basis.

Charging, Commercial. High volume fleet customers, such as transportation network companies or delivery services, can access EVgo’s charging infrastructure through EVgo’s public network. Pricing for charging services is most often negotiated directly between EVgo and the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with and bills either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. In addition to offering access to its public network, EVgo offers dedicated charging solutions to fleets. As part of this offering, EVgo typically builds, owns and operates charging infrastructure for the exclusive use of a dedicated customer and is currently offering flexible ownership models, such as its charging-as-a-service (“ChaaS”) offering. EVgo offers a variety of pricing models for its dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments to EVgo for provision of its services.

Any lease components that are identified for dedicated fleet hubs are accounted for in accordance with ASC 842. Non-lease components and fulfillment costs are accounted for in accordance with ASC 606 and are recognized upon delivery of electricity and charged to the fleet customer based on electrical power delivered or minutes of charging and may be subject to a minimum usage requirement.

Charging, OEM. The Company contracts with various automobile manufacturers (“OEMs”) to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access EVgo’s public charger network, to expand EVgo’s network of owned DCFCs and to provide other related services. Revenues are recognized as electricity is provided to the OEM Customers. Other related services currently provided to OEMs by EVgo include co-marketing, data services and digital application services. Certain OEM contracts provide charging credits for OEM Customers, and revenue is recognized at a point in time when OEM Customers use the credits for charging sessions. Other charging memberships provide OEM Customers with a stand-ready obligation and revenue is recognized over time, based on the membership period.

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

Network, OEM. This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606 for chargers that are owned by EVgo. The transaction prices from these contracts are allocated to performance obligations including, but not limited to, marketing activities, branding services, memberships, reservations and the expiration of unused charging credits. Marketing activities are recognized at a point in time as the services are performed and measurement is based on amounts spent. Branding services are recognized over time as the customer receives the benefit. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any charging credits that expire unused are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

eXtend. Through EVgo eXtend, EVgo provides hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while the Company’s customers purchase and retain ownership of the charging assets. For some eXtend customers, EVgo also provides grant application support and related services. EVgo’s primary eXtend contract is for the deployment of up to 2,000 fast charging stalls that the Pilot Company will own and EVgo will build, network, operate and maintain.

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

Ancillary. EVgo offers a variety of software-driven digital, development and operations services to its customers. EVgo has offerings that currently include customization of digital applications, charging data integration, micro-targeted advertising services, smart charging reservations, loyalty programs, access to chargers behind parking lot pay gates, and equipment procurement and operations services for customers operating dedicated networks.

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

Contract Assets and Liabilities

The following table provides information about contract assets and liabilities from contracts with customers:

	As of December 31,		Change
(dollars in thousands)	2023	2022	$	%
Contract assets	$1,191	$2,861	$(1,670)	(58)%
Contract liabilities	$87,440	$57,790	$29,650	51%

As of December 31, 2023, there was $1.2 million in contract assets compared to $2.9 million as of December 31, 2022. The balance of contract assets is driven by the difference in timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. Contract liabilities as of December 31, 2023 increased $29.7 million, or 51%, to $87.4 million compared to $57.8 million as of

December 31, 2022. The balance of contract liabilities is driven by the difference in timing between when cash is received pursuant to a contract and when the Company’s performance obligations under the contract are satisfied.

The following table provides the activity for the contract liabilities recognized:

	Year Ended
	December 31,
(in thousands)	2023	2022
Beginning balance	$57,790	$38,445
Additions	120,614	26,397
Recognized in revenue	(90,551)	(5,796)
Marketing activities recognized on a net basis	(413)	(1,256)
Ending balance	$87,440	$57,790

Revenues include the following:

	Year Ended
	December 31,
(in thousands)	2023	2022
Amounts included in the beginning of period contract liabilities balance	$22,434	$4,605
Amounts associated with performance obligations satisfied in previous periods	$141	$5

It is anticipated that deferred revenue as of December 31, 2023 will be recognized in the following years ending December 31:

(in thousands)
2024	$22,705
2025	14,353
2026	23,968
$61,026

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of December 31, 2023 and 2022, there was $17.2 million and $8.7 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the consolidated balance sheets.

Note 4 — Lease Accounting

Lessee Accounting

The Company has entered into agreements with Site Hosts, which allow the Company to operate charging stations on the Site Hosts’ property. Additionally, the Company leases offices, a warehouse and laboratory space under agreements with third-party landlords. The agreements with the Site Hosts and landlords are deemed to be operating leases. Original lease terms generally range from one to 15 years, and certain leases contain renewal options that can extend the term for up to an additional five years. The Company has not entered into any finance leases.

The Company has estimated operating lease commitments of $48.4 million for leases where the Company has not yet taken possession of the underlying asset as of December 31, 2023. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheet as of December 31, 2023.

The Company’s lease costs consisted of the following:

	Year Ended
	December 31,
(in thousands)	2023	2022
Operating lease costs
Charging network cost of sales	$6,565	$3,671
General and administrative expenses	4,645	3,386
Variable lease costs
Charging network cost of sales	1,864	316
General and administrative expenses	125	77
Short-term lease costs	69	107
	$13,268	$7,557

As of December 31, 2023, the maturities of operating lease liabilities for the years ending December 31, were as follows:

(in thousands)
2024	$12,124
2025	11,550
2026	11,131
2027	10,552
2028	10,263
Thereafter	48,312
Total undiscounted operating lease payments	103,932
Less: imputed interest	(35,927)
Total discounted operating lease liabilities	$68,005

Other supplemental and cash flow information consisted of the following:

	Year Ended
	December 31,
(dollars in thousands)	2023	2022
Weighted-average remaining lease term (in years)	9.0	9.0
Weighted-average discount rate	9.6%	9.0%
Cash paid for amounts included in measurement of operating lease liabilities	$8,953	$5,323
ROU assets obtained in exchange for new operating lease liabilities	$20,942	$33,457

Sale Leaseback Transactions

During the year ended December 31, 2023, subsidiaries of the Company (the “Real Estate Subsidiaries”) sold three parcels of real estate for an aggregate purchase price of $16.5 million, which reflected the fair value of the parcels. The Company received net proceeds of $14.6 million and recognized an aggregate loss on the sale transactions of $0.6 million. Concurrently with the closing of the sale transactions, the Real Estate Subsidiaries also entered into lease agreements with the purchaser of the three parcels, pursuant to which the Real Estate Subsidiaries will lease the parcels for an initial term of ten years, with six 5-year renewal options. The Real Estate Subsidiaries have conditional termination rights under the leases. The leases were classified as operating leases in accordance with ASC 842. There were no sale-leaseback transactions entered into during the year ended December 31, 2022.

Lessor Accounting

The Company leases charging equipment, charging stations and other technical installations, and subleases properties leased from Site Hosts to third parties under operating leases where EVgo is the lessor. Initial lease terms are generally one to 10 years and may contain renewal options.

Since the leasing arrangements the Company enters into with lessees are operating leases, the underlying asset is carried at its carrying value as property, equipment and software, net, or included in operating lease ROU assets on the consolidated balance sheets.

The Company’s operating lease income consisted of the following components:

	Year Ended
	December 31,
(in thousands)	2023	2022
Fixed lease income:
Charging, commercial revenue	$2,444	$810
Sublease income
Ancillary revenue	1,225	384
	$3,669	$1,194

As of December 31, 2023, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the Company’s fiscal years ending December 31, were as follows:

(in thousands)
2024	$1,969
2025	1,330
2026	910
2027	667
2028	334
$5,210

The components of charging equipment, charging stations, land, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, and operating lease ROU assets were as follows as of:

	Year Ended
	December 31,
(in thousands)	2023	2022
Charging station equipment and installation costs	$5,941	$3,557
Land and building	—	10,507
Less: accumulated depreciation	(1,307)	(980)
Property, equipment and software, net	$4,634	$13,084

Operating lease ROU assets	$11,764	$5,554

Note 5 — Government Assistance

EVgo continuously pursues public grants, subsidies and incentives to reduce capital expenditures and electricity costs. EVgo has dedicated, and plans to continue to dedicate, a variety of internal and external resources to monitor, submit for and utilize available grant, subsidy and incentive funding for the development of DCFCs on a state, local and national level. EVgo’s network expansion and local build plans take into account expected timing for and availability of funding of this type.

Certain government assistance includes terms and conditions including, but not limited to, periodic reporting on a monthly, quarterly or annual basis, specific minimum uptime and operational requirements over a period of three to five years typically from the operational date. As of December 31, 2023, the Company’s commitments under government assistance are expected to expire over the next five years. Noncompliance with any of the terms or conditions could impact the Company’s ability to receive future government assistance or could result in the recapture of amounts paid to the Company by the granting agencies. The Company has evaluated the recapture provisions related to government assistance included in the capital-build liability on the consolidated balance sheets as of December 31, 2023 and concluded that it is not probable that the recapture provisions will be triggered. In addition, EVgo regularly monitors compliance with these provisions and has not been affected by noncompliance in the past.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided for an employee retention credit (“ERC”), which is a refundable payroll tax credit, for eligible businesses that experienced a full or partial government-ordered suspension of operations or a “significant” decline in gross receipts in any quarter. The Company accounted for these ERC payroll tax credits in accordance with the provisions of International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, which permits the recording and presentation of either the gross amount as other income or netting the credit against the related expense. The Company recorded $0.6 million of ERC payroll tax credits as a reduction in general and administrative expenses for the year ended December 31, 2023. There were no ERC credits received during the year ended December 31, 2022.

The government assistance received is aggregated below as the programs contain similar terms and are accounted for similarly in accordance with IAS 20 and are included in the consolidated financial statements as follows:

	December 31,
(in thousands)	2023	2022
Accounts receivable, capital-build as of	$8,807	$6,159
Capital-build liability as of	$29,027	$18,775
General and administrative expenses for the years ended	$566	$—
Capital build amortization included in depreciation, net of capital-build amortization, included in cost of sales for the years ended	$4,789	$3,208
Proceeds from capital build funding for the years ended	$12,767	$7,755

Note 6 — Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Charging station installation costs	$198,513	$121,820
Charging station equipment	130,232	79,031
Construction in process	91,803	104,395
Charging equipment	38,473	20,596
Software	20,743	14,289
Land and building	—	15,932
Office equipment, vehicles and other	1,801	1,647
Total property, equipment and software	481,565	357,710
Less accumulated depreciation and amortization	(92,338)	(49,598)
Property, equipment and software, net	$389,227	$308,112

Depreciation, amortization, impairment expense, and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Year Ended
	December 31,
(in thousands)	2023	2022
Cost of sales
Depreciation of property and equipment	$38,692	$24,468
Amortization of capital-build liability	(6,837)	(5,689)
General and administrative expenses
Depreciation of property and equipment	495	324
Amortization of software	5,716	3,285
Impairment expense	9,910	6,793
Loss on disposal of property and equipment, net of insurance recoveries	1,586	1,485
	$49,562	$30,666

Note 7 — Intangible Assets, Net

Intangible assets, net, consisted of the following as of December 31, 2023:

				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(13,694)	$27,806	8.1 years
Customer relationships	19,000	(16,175)	2,825	0.8 years
Developed technology	14,000	(3,660)	10,340	10.5 years
User base	11,000	(6,808)	4,192	1.6 years
Trade name	5,000	(1,166)	3,834	12.5 years
	$90,500	$(41,503)	$48,997

Intangible assets, net, consisted of the following as of December 31, 2022:

				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(10,236)	$31,264	9.1 years
Customer relationships	19,000	(12,090)	6,910	1.8 years
Developed technology	14,000	(2,653)	11,347	11.5 years
User base	11,000	(4,058)	6,942	2.6 years
Trade name	5,000	(851)	4,149	13.5 years
	$90,500	$(29,888)	$60,612

Amortization of intangible assets was $11.6 million for each of the years ended December 31, 2023 and 2022. As of December 31, 2023, the aggregate future amortization of amortizable intangible assets for the following years ending December 31, were as follows:

	Site Host	Customer	Developed	User	Trade
(in thousands)	Relationships	Relationships	Technology	Base	Name	Total
2024	$3,458	$2,717	$1,007	$2,750	$315	$10,247
2025	3,458	108	1,007	1,442	315	6,330
2026	3,458	—	1,007	—	315	4,780
2027	3,458	—	1,007	—	315	4,780
2028	3,458	—	1,007	—	315	4,780
Thereafter	10,516	—	5,305	—	2,259	18,080
	$27,806	$2,825	$10,340	$4,192	$3,834	$48,997

Note 8 — Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

	Year Ended
	December 31,
	2023	2022
Beginning balance	$15,473	$12,833
Liabilities incurred	2,715	2,997
Accretion expense	2,280	1,915
Change in estimate	(1,932)	(1,175)
Liabilities settled	(304)	(1,097)
Ending balance	$18,232	$15,473

Note 9 — Accrued Liabilities

Accrued liabilities consisted of balances related to the following:

	As of December 31,
(in thousands)	2023	2022
Charging equipment and related services	$21,771	$23,088
Employee compensation	9,494	7,113
Other	9,284	9,032
Total	$40,549	$39,233

Note 10 — Equity Structure

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

Class B Common Stock

The Company is authorized to issue 400,000,000 shares of Class B common stock, which is a voting class of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. Holders of shares of Class B common stock are not entitled to share in any dividends or other distributions from the Company unless the dividend consists of shares of the Company’s Class B common stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class B common stock paid proportionally with respect to each outstanding share of our Class B common stock and a dividend consisting of shares of Class A common stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class A common stock on the same terms as simultaneously paid to the holders of Class A common stock. In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of shares of Class B common stock are not entitled to receive any Company assets in respect of their shares of Class B Common Stock.

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

ATM Program

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). During the year ended December 31, 2023, EVgo sold 889,340 shares of Class A common stock pursuant to the ATM Program, with aggregate gross proceeds of $5.8 million. After deducting equity issuance costs and commissions of $0.1 million, the Company received net proceeds of approximately $5.7 million. As of December 31, 2023, the Company had sold a total of 2,478,280 shares of Class A common stock under the ATM Program.

Equity Offering

During the year ended December 31, 2023, the Company completed an underwritten equity offering of 30,123,129 shares of Class A common stock at an offering price of $4.25 per share with aggregate gross proceeds of $128.0 million. The Company received net proceeds of $123.2 million, after deducting $4.8 million in underwriting discounts and commissions and other equity issuance costs.

Equity Issuance Costs

In connection with the issuance of Class A common stock through the ATM Program and the equity offering, in addition to the discounts and commissions deducted from the gross proceeds, the Company incurred direct and incremental equity issuance costs, consisting primarily of legal, accounting, and other professional fees. Equity issuance costs directly attributable to the offering were recorded to additional paid-in capital as a reduction of proceeds. Deferred equity issuance costs will offset additional paid-in capital on a pro rata basis as the available shares on the shelf offering are issued. For the years ended December 31, 2023 and 2022, $0.4 million and $0.1 million of costs were recorded as additional paid-in capital as a reduction of proceeds, respectively.

Note 11 — Commitments and Contingencies

Pilot Infrastructure Agreement

On July 5, 2022, EVgo entered into a charging infrastructure agreement (the “Pilot Infrastructure Agreement”) and an operations and maintenance agreement (the “Pilot O&M”) with Pilot Travel Centers LLC (the “Pilot Company”) and General Motors LLC (“GM”) to build, operate and maintain up to 2,000 stalls served by DC chargers that the Pilot Company will own. The stalls will be located at the Pilot Company sites across the U.S.

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

Under the Pilot O&M, EVgo is required to perform operations, maintenance and networking services on stalls built and commissioned under the Pilot Infrastructure Agreement in exchange for payment of a monthly fee by the Pilot Company to EVgo. EVgo is subject to certain performance criteria under the Pilot O&M.

Delta Charger Supply Agreement and Purchase Order

On July 12, 2022, EVgo entered into a General Terms and Conditions for Sale of EV Charger Products (the “Delta Charger Supply Agreement”) with Delta Electronics, Inc. (“Delta”), including an initial purchase order (the “Purchase Order”), pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta in specified quantities at certain delivery dates. EVgo expects to use a portion of the chargers purchased under the Purchase Order to meet the requirements of the Pilot Infrastructure Agreement. EVgo is required to purchase a minimum of 1,000 chargers from Delta under the Purchase Order and may, at EVgo’s election, increase the number of chargers it purchases from Delta to 1,100. The Purchase Order was amended in August 2023 to provide for certain Delta chargers to be manufactured in Delta’s new facility in Plano, Texas rather than in Taiwan.

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

Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by March 31, 2026, 45% of which were installed by December 31, 2023. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 95% across the GM network. In addition to the capital build program, EVgo is committed to providing GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers. The contract is accounted for under ASC 606, which includes performance obligations related to reservations, memberships, and branding. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

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

If EVgo does not meet its charger stall-installation milestone in any period, GM will have the right, if it so chooses, to send EVgo a charger stall count breach notice, which would trigger a cure period. It is possible that EVgo will not meet the charger stall-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection, including delays associated with industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and landowners, and supply chain issues.

Nissan Agreement

EVgo executed an agreement with Nissan North America, Inc. (“Nissan”) in June 2019 (the “Nissan Agreement”), that provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. The Nissan Agreement has been amended several times to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan Agreement, EVgo was obligated to spend a specified amount annually on joint-marketing activities that were mutually agreed-upon with Nissan until March 1, 2024. Under the charging credit program provisions in the Nissan Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. In the event a participant does not use the entire amount of the allocated charging credit or if the annual charging credit pool is not exhausted within a specific period, a portion of the remaining dollar value of such credit rolls over to subsequent periods, and a portion is retained by the Company. For Nissan EV purchasers or lessees receiving unlimited charging, the Company receives an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan Agreement requires the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). If the Company fails to meet its Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, which could result in an adjustment to the consideration received by the Company under the Nissan Agreement. EVgo and Nissan previously agreed to amend the Nissan Agreement to extend the installation deadlines under the Build Schedule by up to 12 months, and Nissan has waived penalties for installation delays relating to program year one. The contract is accounted for under

ASC 606, which includes performance obligations related to memberships, charging credits, and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

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

Purchase Commitments

As of December 31, 2023, EVgo had $56.5 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, all of which were short-term. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. As of December 31, 2023, EVgo also had $12.0 million in commitments to other third parties, of which $10.5 million was short-term.

Note 12 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31,
	2023		2022
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$186,125	1	$150,125
Liabilities
Earnout liability	3	$654	3	$1,730
Warrant liability — Public Warrants	1	4,245	1	10,164
Warrant liability — Private Placement Warrants	3	896	2	2,140
Total liabilities		$5,795		$14,034

The earnout liability was valued using the Monte Carlo simulation methodology. Assumptions used in the valuations of the earnout liability were as follows:

	As of December 31,
	2023	2022
Stock price	$3.58	$4.47
Risk-free interest rate	4.1%	4.2%
Expected restriction period (in years)	2.5	3.2
Expected volatility	63%	90%
Dividend rate	—%	—%

The warrants are accounted for as liabilities in accordance with ASC 815 and are presented as warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations. The closing price of the Public Warrants was used as its fair value as of each relevant date.

As of December 31, 2023, the Private Placement Warrants were valued using the Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. As of December 31, 2022, the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered a Level 2 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo method simulation methodology are as follows:

December 31,
2023
Stock price	$3.58
Risk-free interest rate	4.1%
Expected term (in years)	2.5
Expected volatility	63%
Dividend rate	—%
Exercise price	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2021	$5,211	$8,847
Change in fair value of liability	(3,481)	(4,912)
Transfers out of Level 3	—	(3,935)
Fair value as of December 31, 2022	1,730	—
Change in fair value of liability	(1,076)	(1,563)
Transfers into Level 3	—	4,423
Transfers out of Level 3	—	(1,964)
Fair value as of December 31, 2023	$654	$896

Note 13 — Warrant Liability

The Public Warrants became exercisable on October 2, 2021. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. As of December 31, 2023, there were 14,948,536 Public Warrants and 3,148,569 Private Placement Warrants outstanding.

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

The Company must use its commercially reasonable efforts to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, subject to certain exceptions set forth in the warrant agreement. Such registration statement was initially filed on July 20, 2021 and declared effective on July 30, 2021.

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

Note 14 — Earnout Liability

Earnout Shares totaling 718,750 are subject to potential forfeiture by their holders if the volume-weighted average price (“VWAP”) of the shares does not equal or exceed at least $15.00 (the “$15.00 Triggering Event”) for any 20 trading days within any 30-trading day period within the five years following the closing of the CRIS Business Combination. Upon the closing of the CRIS Business Combination, the contingent obligation related to the Earnout Shares was accounted for as a liability because the triggering events that determine the number of Earnout Shares earned include events that are not solely indexed to the Company’s common stock. The estimated fair value of the earnout liability related to the 718,750 Earnout Shares subject to the $15.00 Triggering Event was $0.7 million and $1.7 million as of December 31, 2023 and 2022, respectively. The change in fair value of the earnout liability resulted in a gain of $1.1 million and $3.5 million recognized in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

Note 15 — Income Taxes

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. All income (loss) before income taxes is generated in the U.S. Due to operating losses in the years ended December 31, 2023 and 2022, the Company’s provision for income taxes and effective tax rate was de minimis. The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to loss before income taxes for the reasons set forth below:

	Year Ended
	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	6.51	6.36
Net loss attributable to NCI/non-taxable partnership structure	(16.99)	(25.64)
Change in fair value of warrant liability	1.46	9.43
Tax credits	4.68	1.10
Other permanent items	(1.05)	(0.29)
Change in fair value of earnout liability	0.22	0.91
Change in valuation allowance	(15.86)	(12.87)
Effective tax rate	(0.03)%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. There were no deferred tax liabilities as of December 31, 2023 and 2022. The significant components of the Company’s deferred tax assets were as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Investment in partnership	$133,447	$119,033
Tax credit carryforwards	7,873	1,537
Net operating loss carryforwards	25,868	13,794
Total deferred tax assets	167,188	134,364
Less valuation allowance	(167,188)	(134,364)
Deferred tax assets, net of valuation allowance	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of December 31, 2023 and 2022 except for the deferred tax assets related to the Section 30C tax credits that EVgo intends to transfer.

As of December 31, 2023 and 2022, EVgo had $94.0 million and $50.3 million, respectively, in federal net operating losses with an indefinite carryforward period, tax credits of $7.9 million and $1.5 million, respectively, which will start expiring in 2041, and state net operating losses with various expiration periods.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of December 31, 2023 and

2022, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

Note 16 — Tax Receivable Agreement

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

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. During the years ended December 31, 2023 and 2022, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 17 — Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended
	December 31,
(in thousands)	2023	2022
Other cost of sales	$223	$119
General and administrative expenses	29,501	24,929
Total share-based compensation expense	$29,724	$25,048

During the year ended December 31, 2023, the Company entered into a transition agreement with Catherine Zoi and certain other parties in connection with Ms. Zoi’s resignation as the Company’s Chief Executive Officer (the “Zoi Transition Agreement”). Pursuant to the Zoi Transition Agreement, subject to certain conditions, Ms. Zoi shall be deemed to have remained in continuous employment with the Company or its affiliates through April 30, 2024 for purposes of vesting, settlement, and exercisability of her outstanding and unvested RSUs and stock options. Ms. Zoi shall have up to 30 days after April 30, 2024 to exercise any vested options before they expire. The Zoi Transition Agreement also provided that Ms. Zoi would vest in her Time Vesting Incentive Units (as defined below) scheduled to vest on January 16, 2024 and that Ms. Zoi will additionally vest in her Sale Vesting Incentive Units (as defined below) upon the consummation of a sale of the Company during the six-month period following Ms. Zoi’s separation date, if such a sale transaction occurs. The Company determined that these provisions represented a modification of existing equity awards, resulting in the cumulative compensation cost recognized for Ms. Zoi’s original RSU, stock option, and Time Vesting Incentive Unit awards being zero immediately prior to the modification as none of the awards were otherwise expected to vest. The incremental fair value of the modified RSU, stock option and Time Vesting Incentive Unit awards of $4.2 million was recognized over the period from the modification date to Ms. Zoi’s separation date. The incremental fair value of the modified Sale Vesting Incentive Unit awards was $6.1 million. The fair value of the modified awards is reflected in the weighted average grant date fair value of the Company’s unvested RSUs and Incentive Units (as defined below) as of December 31, 2023 in the tables below.

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, stockholders approved the Board of Directors-approved 2021 Long Term Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of December 31, 2023, there were 20,784,651 shares of Class A common stock available for grant.

The 2021 Incentive Plan provides for potential grants of: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) RSUs; (vi) vested stock awards; (vii) dividend equivalents; (viii) other share- or cash-based awards; (ix) cash awards; and (x) substitute awards. Unless earlier terminated by action of the Company’s Board of Directors, the 2021 Incentive Plan will terminate on March 26, 2031.

Stock Options

The Company commenced granting stock options to certain senior employees in 2022. Compensation expense related to share-based awards is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date and recognized on a straight-line basis over the requisite service period. The options vest annually over a three-year period and have a term of 10 years. The following table summarizes stock option activity:

			Weighted
	Shares	Weighted	Average
	Underlying	Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2021	—
Granted	375	$12.86
Outstanding as of December 31, 2022	375	$12.86	9.2 years	$—
Granted	1,124	$7.12
Forfeited	(441)	$8.31
Outstanding as of December 31, 2023	1,058	$8.66	7.6 years	$—
Exercisable as of December 31, 2023	114	$12.86	5.3 years	$—

As of December 31, 2023, the Company’s unrecognized share-based compensation expense related to stock options was approximately $1.4 million, which is expected to be recognized over a period of 1.5 years. The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $3.20 and $8.79, per share, respectively. The fair value of the stock options granted during the year ended December 31, 2023 was computed using Black-Scholes or Hull White option-pricing models, in order to ensure that the valuation reflected all substantive characteristics of the instruments, with the assumptions described below. The risk-free interest rate was based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends through December 31, 2023 and does not currently expect to do so in the future. For valuations where the Company had limited historical volatility information available, the expected volatility was based on a weighted average between the actual volatility for comparable public companies and the actual volatility for the Company, if shorter than the expected term of the options. The expected life under the Black-Scholes model was estimated using the simplified method or full remaining term, based on whether or not the participant was expected to exercise the option. The expected life under the Hull-White model was calculated as the average time to achieve the 2.8x strike exercise price in the simulation. The following key assumptions were used in the option pricing models in computing the fair value of the stock options granted:

	Year Ending December 31,
	2023	2022
Risk-free interest rate	3.5 to 5.4%	2.5%
Expected dividend yield	—%	—%
Expected volatility	78 to 79%	81%
Expected life (in years)	0.8 to 10.0	5.7

Restricted Stock Units

RSUs granted by EVgo vest annually over a period of three years from the date of grant. The fair value of RSUs is calculated based on the closing price of the Company’s Class A common stock on the grant date. The table below represents the Company’s RSU activity under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2021	1,955	$11.40
Granted	3,059	$10.76
Vested	(645)	$11.39
Forfeited	(439)	$11.84
Nonvested as of December 31, 2022	3,930	$10.85
Granted[1]	8,147	$4.61
Vested	(1,676)	$10.26
Forfeited	(1,350)	$7.46
Nonvested as of December 31, 2023[1]	9,051	$5.85
Vested but not released	62	$3.49
Outstanding as of December 31, 2023[1]	9,113	$5.83

[1] Weighted average grant date fair value reflects the impact of modified awards.

The total fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $8.9 million and $7.1 million, respectively. As of December 31, 2023, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $22.8 million, which is expected to be recognized over a period of 1.5 years.

Performance Stock Units

The Company started granting performance stock units (“PSUs”) in 2023. The PSUs issued in 2023 are subject to market-based performance targets in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date over a period of three years from the date of grant. Compensation expense for such nonvested stock units is recognized on a straight-line basis over the longer of the explicit service period or the derived service period for the market condition, regardless of whether the market condition is satisfied. The table below represents the Company’s PSU activity under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2022	—	$—
Granted	704	$2.25
Nonvested as of December 31, 2023	704	$2.25

No PSUs vested during the year ended December 31, 2023. As of December 31, 2023, the Company’s unrecognized share-based compensation expense related to unvested PSUs was approximately $1.5 million, which is expected to be recognized over a period of 2.1 years. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The following assumptions were used for the grants:

Risk-free interest rate	4.6%
Expected dividend yield	—%
Expected volatility	80%
Cost of equity	14.1%
Expected life (in years)	5.0

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

The Incentive Units were awarded pursuant to the EVgo Holdings LLCA and consequently the limited liability agreement of EVgo Management and individual grant agreements. These agreements include limitations with respect to the distribution entitlements of such Incentive Units and limitations imposed in order to cause such Incentive Units to qualify as “profits interests” within the meaning of Internal Revenue Service Revenue Procedures 93-27 and 2001-43, Internal Revenue Service Notice 2005-43, or any future Internal Revenue Service guidance. Specifically, such limitations were established such that any holder of Incentive Units will participate only in the post-grant appreciation in value of EVgo Holdings. As a result, the Incentive Units essentially had no value on the date of grant.

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

As of December 31, 2023, the Company’s unrecognized share-based compensation expense related to unvested Time Vesting Incentive Units was approximately $0.5 million, which is expected to be recognized over a weighted average period of 1.0 years. As of December 31, 2023, unrecognized share-based compensation expense related to unvested Sale Vesting Incentive Units was approximately $8.0 million, which is contingent upon the occurrence of a sale event. The fair value of Incentive Units modified during the year ended December 31, 2023 were calculated using the Monte Carlo simulation model. Assumptions used in the valuation of the modified Incentive Units are as follows:

Risk-free interest rate	4.5%
Discount for lack of marketability	10%
Expected volatility	76%
Time to exit (in years)	3.4

Presented below is a summary of the activity of the Company’s Incentive Units:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Nonvested as of December 31, 2021	659	$18.19
Vested	(123)	$17.08
Forfeited	(65)	$16.76
Nonvested as of December 31, 2022	471	$18.68
Vested	(138)	$34.20
Forfeited	(81)	$34.69
Nonvested as of December 31, 2023[1]	252	$37.03

[1] Weighted average grant date fair value reflects the impact of modified awards.

Note 18 — Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net income loss per share:

	Year Ended
	December 31,
(in thousands, except per share data)	2023	2022
Numerator
Net loss	$(135,466)	$(106,240)
Less: net loss attributable to redeemable noncontrolling interest	(93,039)	(78,665)
Net loss attributable to Class A common stockholders	(42,427)	(27,575)
Less: net loss attributable to participating securities	(334)	(285)
Net loss attributable to Class A common stockholders, basic and diluted	$(42,093)	$(27,290)

Denominator
Weighted average common stock outstanding	91,308	69,433
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)
Weighted average common stock outstanding, basic and diluted	90,589	68,714

Net loss per share — basic and diluted	$(0.46)	$(0.40)

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

	Year Ended
	December 31,
(in thousands)	2023	2022
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	9,051	3,930
Stock options	1,058	375
	28,207	22,403

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since their vesting threshold (i.e., the $15.00 Triggering Event) had not yet been met as of December 31, 2023 and 2022. All PSUs were excluded from the computation of diluted EPS since their service and market vesting conditions had not yet been met as of December 31, 2023.

Note 19 — Redeemable Noncontrolling Interest

As of December 31, 2023 and 2022, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a 65.5% and a 73.6% economic ownership interest, respectively, in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and the same number of shares of Class B common stock, representing a 65.4% and 73.4% voting interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 10).

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

The redeemable noncontrolling interest held by EVgo Holdings in EVgo OpCo, through its ownership of EVgo OpCo Units, was initially measured at its carrying amount on the CRIS Close Date. Net income or loss and other comprehensive income or loss are attributed to the redeemable noncontrolling interest during each reporting period based on its ownership percentage, as appropriate. Subsequent to that, the redeemable noncontrolling interest is measured at its fair value (i.e., based on the Class A common stock price) at the end of each reporting period, exclusive of the par value of the related Class B common stock, with the remeasurement amount being no less than the initial carrying amount, as adjusted for the redeemable noncontrolling interest’s share of net income or loss and other comprehensive income or loss. The offset of any fair value adjustment is recorded to equity, with no impact to net income (loss).

The following is a reconciliation of changes in redeemable noncontrolling interest:

(in thousands)
Balance as of December 31, 2021	$1,946,252
Net loss attributable to redeemable noncontrolling interest	(78,665)
Equity-based compensation attributable to redeemable noncontrolling interest	1,878
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(994,239)
Balance as of December 31, 2022	$875,226
Net loss attributable to redeemable noncontrolling interest	(93,039)
Equity-based compensation attributable to redeemable noncontrolling interest	3,770
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(84,993)
Balance as of December 31, 2023	$700,964

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

Under the supervision of the Company’s Board of Directors and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “certifying officers”), the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. The certifying officers concluded that, as a result of the material weakness in internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting”, the Company’s disclosure controls and procedures were not effective as of December 31, 2023; accordingly, the Company is implementing additional procedures to remediate these shortcomings as outlined below.

Notwithstanding the identified material weakness, the Company’s management believes the consolidated financial statements included in this Annual Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

The Company’s management, with participation of the certifying officers, under the oversight of the Company’s Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). In connection with enhancing the Company’s accounting, control and compliance functions during 2023, the Company undertook a comprehensive approach to this evaluation, which included a review of any material weaknesses previously identified as of December 31, 2022. Based on that evaluation, management concluded the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness identified in the paragraph below.

The following material weakness in internal control over financial reporting was identified as of December 31, 2023: due to an ineffective information and communication process to ensure the completeness and accuracy of underlying data and reports, the Company did not effectively design, implement and operate process-level controls and effective general information technology (“IT”) controls relevant to its financial reporting processes.

Notwithstanding the material weakness in internal control over financial reporting identified above, this did not result in any material misstatements to the Company’s consolidated financial statements as of and for the year ended December 31, 2023. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm due to the established rules of the SEC.

Remediation Plan for Existing Material Weakness in Internal Control over Financial Reporting

During 2023, the Company implemented remediation plans including hiring qualified personnel with the appropriate level of knowledge related to accounting transactions, accounting matters, and relevant systems. The Company also engaged an outside internal audit service provider to assist the Company with completing a risk assessment based on criteria established by COSO to identify internal control over financial reporting risks and control objectives. The Company also evaluated its IT systems and related processes, and the Company is expanding the functionality of its internal systems to provide for higher levels of automation and assurance in its financial reporting function. These changes are expected to result in the generation of reliable information that can be used to execute process and IT controls in a repeatable manner. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Board of Directors. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weakness and strengthen the Company’s internal control over financial reporting. However, remediation efforts may continue beyond the fiscal year ending December 31, 2024. The Company will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weakness in the Company’s internal control over financial reporting, necessitating further action.

Changes in Internal Control over Financial Reporting

Other than the remediation progress discussed above, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act): Badar Khan, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a new 10b5-1 trading plan on December 21, 2023 (with the first trade under the new plan scheduled for May 18, 2024). The trading plan will be effective until December 31, 2024 (or such earlier time as provided pursuant to the terms of the trading plan) to sell 246,596 shares of the Company’s Class A Common Stock.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by any of the Company’s Section 16 officers or directors. Each of the existing Rule 10b5-1 trading arrangements of the Company’s Section 16 officers are in compliance with the Company’s Insider Trading Policy, and any actual sale transactions made pursuant to such trading arrangements are disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item can be found under the captions “Board of Directors and Committees; Corporate Governance,” and “Executive Officers” in the Company’s definitive proxy statement (the “2024 Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year and which is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the Company’s 2024 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Company’s 2024 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be included in the Company’s 2024 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the Company’s 2024 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of the Annual Report on Form 10-K.

(1) List of Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2023).
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

10.2+

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

10.11†

Form of Restricted Stock Unit Agreement (Executive) adopted pursuant to the EVgo 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2023).

10.12*†	Form of Restricted Stock Unit Agreement (Performance-Based) adopted pursuant to the EVgo 2021 Long Term Incentive Plan.
10.13†

Form of Stock Option Agreement adopted pursuant to the EVgo Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2022).

10.14*†	Form of Stock Option Agreement (Executive) adopted pursuant to the EVgo Inc. 2021 Long Term Incentive Plan.
10.15†

EVgo Inc. Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2023).

10.16†

Employment Agreement, dated August 1, 2023, between EVgo Services LLC and Badar Khan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2023).

10.17†

Employment Agreement between EVgo Services LLC and Catherine Zoi, dated as of January 15, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.18†

Transition Agreement, dated August 1, 2023, between EVgo Inc., EVgo Services LLC, EVgo Holdings, LLC, EVgo Management Holdings, LLC and Catherine Zoi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2023).

10.19†

Employment Agreement, dated as of January 15, 2020, between EVgo Services LLC and Olga Shevorenkova (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.20†

Amended & Restated Employment Agreement, dated January 17, 2024, between EVgo Services LLC and Dennis Kish (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2024).

19*	EVgo Inc. Insider Trading Policy, amended and restated as of December 21, 2023.
21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
97*†	EVgo Inc. Executive Compensation Clawback Policy, effective December 1, 2023.
101.INS	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101).

+

The schedules to this Exhibit have been omitted in accordance with Regulation S-K Items 601(a)(5) and 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

*	Filed herewith.

**Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2023 and 2022

	Balance at	Costs	Deductions	Balance at
	Beginning	Charged to	and	End of
(in thousands)	of Period	Expenses	Write-offs	Period
As of December 31, 2023
Allowance for doubtful accounts	$687	$470	$(41)	$1,116
Allowance for deferred tax asset	134,364	32,824	—	167,188
	$135,051	$33,294	$(41)	$168,304
As of December 31, 2022
Allowance for doubtful accounts	$718	$240	$(271)	$687
Allowance for deferred tax asset	122,228	12,136	—	134,364
	$122,946	$12,376	$(271)	$135,051

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2024.

EVgo Inc.

By:	/s/ Badar Khan
Badar Khan
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Badar Khan	Chief Executive Officer and Director
Badar Khan	(Principal Executive Officer)

/s/ Olga Shevorenkova	Chief Financial Officer
Olga Shevorenkova	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Nanus	Chairman of the Board and Director
David Nanus

/s/ Peter Anderson	Director
Peter Anderson

/s/ Joseph Esteves	Director
Joseph Esteves

/s/ Darpan Kapadia	Director
Darpan Kapadia

/s/ Katherine Motlagh	Director
Katherine Motlagh

/s/ Jonathan Seelig	Director
Jonathan Seelig

/s/ Paul Segal	Director
Paul Segal