Form 10-Q
period 2024-03-31
EVgo Inc.
filed 2024-05-07
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024, the Registrant had 106,233,357 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting EVgo’s performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “elect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,” “potential,” “outlook,” “forecast,” “strategy,” “budget,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in EVgo’s filings with the Securities and Exchange Commission (the “SEC”). Moreover, EVgo operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for EVgo to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements EVgo may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:

●	changes adversely affecting EVgo’s business;
●	EVgo’s dependence on the widespread adoption of electric vehicles (“EVs”) and growth of the EV and EV charging markets;
●	competition from existing and new competitors;
●	EVgo’s ability to meet its targeted or specified metrics, expand into new service markets, grow its customer base and manage its operations;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	unfavorable conditions or disruptions in the capital and credit markets and EVgo’s ability to obtain additional financing on commercially reasonable terms, or at all;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	any current, pending or future legislation, regulations or policies that could impact EVgo’s business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs and any reduction, modification or elimination of such programs;
●	EVgo’s ability to adapt its assets and infrastructure to changes in industry and regulatory standards and market demands related to EV charging;
●	impediments to EVgo’s expansion plans, including permitting and utility-related delays;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third parties, including hardware and software vendors and service providers, utilities and permit-granting entities;
●	supply chain disruptions, inflation and other increases in expenses;
●	safety and environmental requirements or regulations that may subject EVgo to increased liabilities or costs;

●	EVgo’s climate-related transition plans, related compliance costs, scenario analysis, internal carbon pricing and/or targets and goals;
●	EVgo’s ability to enter into and maintain valuable partnerships with commercial or public-entity property owners, landlords and/or tenants (collectively “Site Hosts”), original equipment manufacturers (“OEMs”), fleet operators and suppliers;
●	EVgo’s ability to maintain, protect and enhance EVgo’s intellectual property;
●	general economic or political conditions, including the conflicts in Ukraine, Israel and the broader Middle East region, and elevated rates of inflation and associated changes in monetary policy; and
●	other factors detailed under the section entitled “Risk Factors” in EVgo’s periodic filings with the SEC.

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

“EVgo Member Holdings” means EVgo Member Holdings, LLC, a Delaware limited liability company.

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

USE OF TRADEMARKS

This Quarterly Report includes trademarks, trade names, and service marks owned by EVgo. EVgo’s trademarks include Connect the Watts™, EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo Optima™, EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, Pay with PlugShare™, PlugShare®, and PlugShare® Premium™. EVgo’s trademarks are either registered or have been used as common law trademarks by EVgo. This Quarterly Report may contain additional trademarks, trade names, and service marks of others, which are, to EVgo’s knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Quarterly Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that EVgo will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. EVgo does not intend its use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of EVgo by, such other parties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
(in thousands)	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$175,526	$209,146
Accounts receivable, net of allowance of $1,327 and $1,116 as of March 31, 2024 and December 31, 2023, respectively	35,262	34,882
Accounts receivable, capital-build	12,096	9,297
Prepaid expenses and other current assets	16,143	14,081
Total current assets	239,027	267,406
Property, equipment and software, net	393,693	389,227
Operating lease right-of-use assets	75,232	67,724
Other assets	2,149	2,208
Intangible assets, net	46,392	48,997
Goodwill	31,052	31,052
Total assets	$787,545	$806,614

Liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$10,087	$10,133
Accrued liabilities	34,971	40,549
Operating lease liabilities, current	6,515	6,018
Deferred revenue, current	29,898	32,349
Other current liabilities	154	298
Total current liabilities	81,625	89,347
Operating lease liabilities, noncurrent	69,039	61,987
Earnout liability, at fair value	446	654
Asset retirement obligations	18,968	18,232
Capital-build liability	38,103	35,787
Deferred revenue, noncurrent	58,808	55,091
Warrant liabilities, at fair value	3,423	5,141
Total liabilities	$270,412	$266,239

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	March 31,	December 31,
	2024	2023
(in thousands, except share data)	(unaudited)
Redeemable noncontrolling interest	$491,458	$700,964

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 105,436,632 and 102,935,965 shares outstanding (excluding 718,750 shares subject to possible forfeiture) as of March 31, 2024 and December 31, 2023, respectively	11	10
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 195,800,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	20	20
Additional paid-in capital	92,758	87,928
Accumulated deficit	(67,114)	(248,547)
Total stockholders’ equity (deficit)	25,675	(160,589)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$787,545	$806,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Revenue
Charging, retail	$18,326	$6,615
Charging, commercial	5,839	1,715
Charging, OEM	2,732	552
Regulatory credit sales	2,034	1,215
Network, OEM	3,423	2,699
Total charging network	32,354	12,796
eXtend	19,151	10,292
Ancillary	3,653	2,212
Total revenue	55,158	25,300

Cost of sales
Charging network	19,510	9,979
Other	18,448	8,938
Depreciation, net of capital-build amortization	10,359	6,342
Total cost of sales	48,317	25,259
Gross profit	6,841	41

Operating expenses
General and administrative	34,226	37,889
Depreciation, amortization and accretion	4,985	4,784
Total operating expenses	39,211	42,673
Operating loss	(32,370)	(42,632)

Interest income	2,273	1,998
Other (expense) income, net	(9)	1
Change in fair value of earnout liability	208	(2,063)
Change in fair value of warrant liabilities	1,718	(6,380)
Total other income (expense), net	4,190	(6,444)
Loss before income tax expense	(28,180)	(49,076)
Income tax expense	(13)	(5)
Net loss	(28,193)	(49,081)
Less: net loss attributable to redeemable noncontrolling interest	(18,360)	(36,005)
Net loss attributable to Class A common stockholders	$(9,833)	$(13,076)

Net loss per share to Class A common stockholders, basic and diluted	$(0.09)	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	102,936	$10	195,800	$20	$87,928	$(248,547)	$(160,589)
Share-based compensation	—	—	—	—	4,831	—	4,831
Issuance of Class A common stock under share-based compensation plans	2,501	1	—	—	(1)	—	—
Net loss¹	—	—	—	—	—	(9,833)	(9,833)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	191,266	191,266
Balance, March 31, 2024	105,437	$11	195,800	$20	$92,758	$(67,114)	$25,675

[1]		Excludes $18.4 million of net loss attributable to redeemable noncontrolling interest.

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	70,248	$7	195,800	$20	$17,533	$(375,660)	$(358,100)
Share-based compensation	—	—	—	—	5,797	—	5,797
Issuance of Class A common stock under share-based compensation plans	1,156	0	—	—	0	—	—
Net loss[1]	—	—	—	—	—	(13,076)	(13,076)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(23,330)	(662,282)	(685,612)
Balance, March 31, 2023	71,404	$7	195,800	$20	$—	$(1,051,018)	$(1,050,991)
					.
[1] Excludes $36.0 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(28,193)	$(49,081)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	15,344	11,126
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	2,740	3,460
Share-based compensation	4,701	6,427
Change in fair value of earnout liability	(208)	2,063
Change in fair value of warrant liabilities	(1,718)	6,380
Other	5	—
Changes in operating assets and liabilities
Accounts receivable, net	(379)	(18,188)
Prepaid expenses, other current assets and other assets	(1,763)	(4,415)
Operating lease assets and liabilities, net	40	365
Accounts payable	(137)	6,493
Accrued liabilities	(5,595)	(799)
Deferred revenue	1,266	16,747
Other current and noncurrent liabilities	(185)	79
Net cash used in operating activities	(14,082)	(19,343)
Cash flows from investing activities
Capital expenditures	(21,071)	(65,246)
Proceeds from insurance for property losses	48	—
Net cash used in investing activities	(21,023)	(65,246)
Cash flows from financing activities
Proceeds from capital-build funding	1,680	2,216
Payments of deferred debt issuance costs	(195)	—
Payments of deferred equity issuance costs	—	(308)
Net cash provided by financing activities	1,485	1,908
Net decrease in cash, cash equivalents and restricted cash	(33,620)	(82,681)
Cash, cash equivalents and restricted cash, beginning of period	209,146	246,493
Cash, cash equivalents and restricted cash, end of period	$175,526	$163,812

Supplemental disclosure of noncash investing and financing activities
Fair value adjustment to redeemable noncontrolling interest	$191,266	$685,612
Capital expenditures in accounts payable and accrued liabilities	$15,129	$26,840
Non-cash increase in capital-build liability	$4,332	$3,624
Deferred debt issuance costs in accounts payable and accrued liabilities	$379	$—
Non-cash increase in asset retirement obligations	$371	$1,377
Share-based compensation capitalized to property, equipment and software	$251	$—

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

On May 22, 2023, in connection with an underwritten equity offering, EVgo Member Holdings, LLC, an affiliate of EVgo Holdings, the Company’s controlling shareholder, purchased 5,882,352 shares of the Company’s Class A common stock at the equity offering price of $4.25 per share.

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

As of March 31, 2024 and December 31, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing 64.8% and 65.4%, respectively, of the total outstanding EVgo OpCo Units and an equal number of shares of the Company’s Class B common stock. As of March 31, 2024 and December 31, 2023, the shares of the Company’s Class B common stock held by EVgo Holdings and the shares of the Company’s Class A common stock held by EVgo Member Holdings collectively represented a voting interest of 66.8% and 67.4%, respectively, in the Company.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are unaudited and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. References to GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation. These condensed consolidated financial statements include all adjustments considered necessary, in the opinion of management, for a fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the periods presented.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

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

Use of Estimates

The preparation of EVgo’s condensed consolidated financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, variable consideration estimates and stand-alone selling prices for performance obligations for revenue, depreciable lives of property and equipment and intangible assets, costs associated with asset retirement obligations, the fair value of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, earnout liability, and warrant liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively.

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

The Company had two customers that collectively comprised 42.0% of the Company’s total net accounts receivable as of March 31, 2024. The Company had two customers that collectively comprised 45.7% of the Company’s total net accounts receivable as of December 31, 2023. For the three months ended March 31, 2024, one customer represented 34.4% of total revenue. For the three months ended March 31, 2023, two customers collectively represented 51.4% of total revenue.

For the three months ended March 31, 2024 and 2023, one vendor provided 77.7% and 84.3%, respectively, of EVgo’s total charging equipment.

Reclassifications

The Company has made certain reclassifications to prior period amounts to conform to the current period presentation.

Cash, Cash Equivalents and Restricted Cash

Cash and restricted cash include cash held in cash depository accounts in major banks in the U.S. and are stated at cost. Cash equivalents are carried at fair value and are invested in money market funds. Cash that is held by a financial institution and has restrictions on its availability to the Company is classified as restricted cash.

The Company had unused letters of credit, which were collateralized with cash, classified as restricted cash on the Company’s condensed consolidated balance sheets, of $0.7 million as of March 31, 2024 and December 31, 2023, associated with the construction of its charging stations and in connection with one of its operating leases.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Other accounts receivable of $1.9 million and $2.7 million were included in accounts receivable, net, on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), as amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. The Company has not identified any contracts, hedging relationships or other transactions impacted by reference rate reform and therefore does not expect any impact resulting from the adoption of ASU 2020-04 on the Company’s consolidated results of operations or financial position.

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

In December 2023, the FASB issued ASU 2023-09, ASC Subtopic 740 “Income Taxes — Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is designed to increase transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, ASC Subtopic 718 “Compensation – Stock Compensation” (“ASU 2024-01”) to provide illustrative examples to determine whether profits interest awards are share-based payment arrangements in the scope of ASC 718, or cash bonus or profit-sharing arrangements in the scope of ASC 710, Compensation. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods and should be applied either retrospectively to all prior periods presented or prospectively to profits interest and similar awards granted or modified on or after the date at which the amendments are first applied. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

Note 3 – Revenue Recognition

The following table provides information about contract assets and liabilities from contracts with customers as of:

	March 31,	December 31,	Change
(dollars in thousands)	2024	2023	$	%
Contract assets	$1,064	$1,191	$(127)	(11)%
Contract liabilities	$88,706	$87,440	$1,266	1%

As of March 31, 2024 there was $1.1 million in contract assets compared to $1.2 million as of December 31, 2023. The balance of contract assets is driven by the difference in timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. Contract liabilities as of March 31, 2024 increased $1.3 million, or 1%, to $88.7 million compared to $87.4 million as of December 31, 2023. The balance of contract liabilities is driven by the difference in timing between when cash is received pursuant to a contract and when the Company’s performance obligations under the contract are satisfied.

The following table provides the activity for the contract liabilities recognized:

(in thousands)
Balance as of December 31, 2023	$87,440
Additions	30,744
Recognized in revenue	(29,431)
Marketing activities recognized on a net basis	(47)
Balance as of March 31, 2024	$88,706

Revenues include the following:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Amounts included in the beginning of period contract liabilities balance	$12,411	$4,000
Amounts associated with performance obligations satisfied in previous periods	$42	$25

It is anticipated that deferred revenue as of March 31, 2024 will be recognized in the following periods ending December 31:

(in thousands)
2024	$11,820
2025	23,721
2026	15,148
2027	19,710
$70,399

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of March 31, 2024 and December 31, 2023, there was $18.3 million and $17.2 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

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

The Company has estimated operating lease commitments of $48.4 million for leases where the Company has not yet taken possession of the underlying asset as of March 31, 2024. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of March 31, 2024.

The Company’s lease costs consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Operating lease costs
Charging network cost of sales	$2,429	$1,319
General and administrative expenses	1,074	1,219
Variable lease costs
Charging network cost of sales	446	39
General and administrative expenses	24	36
Short-term lease costs	—	33
	$3,973	$2,646

As of March 31, 2024, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2024	$9,797
2025	12,943
2026	12,390
2027	11,833
2028	11,562
Thereafter	55,999
Total undiscounted operating lease payments	114,524
Less: imputed interest	(38,970)
Total discounted operating lease liabilities	$75,554

Other supplemental and cash flow information consisted of the following:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Weighted-average remaining lease term (in years)	9.0	8.9
Weighted-average discount rate	9.5%	9.2%
Cash paid for amounts included in measurement of operating lease liabilities	$3,382	$1,849
ROU assets obtained in exchange for new operating lease liabilities	$9,603	$3,409

Lessor Accounting

The Company leases charging equipment, charging stations and other technical installations and subleases properties leased from Site Hosts to third parties under operating leases where EVgo is the lessor. Initial lease terms are generally one to ten years and may contain renewal options.

Because the leasing arrangements the Company enters into with lessees are operating leases, the underlying asset is carried at its carrying value as property, equipment and software, net, or included in operating lease ROU assets on the condensed consolidated balance sheets.

The Company’s operating lease income consisted of the following components:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Operating lease income:
Charging, commercial revenue	$563	$458
Sublease income:
Ancillary revenue	267	267
	$830	$725

As of March 31, 2024, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2024	$1,372
2025	1,330
2026	910
2027	667
2028	334
$4,613

The components of charging equipment, charging stations, land, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, and operating lease ROU assets were as follows as of:

	March 31,	December 31,
(in thousands)	2024	2023
Charging station equipment and construction costs	$5,486	$5,941
Less: accumulated depreciation	(1,310)	(1,307)
Property, equipment and software, net	$4,176	$4,634

Operating lease ROU assets	$11,653	$11,764

Note 5 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of:

	March 31,	December 31,
(in thousands)	2024	2023
Charging station installation costs	$218,758	$198,513
Charging station equipment	143,705	130,232
Construction in process	73,038	91,803
Charging equipment	40,685	38,473
Software	21,889	20,743
Office equipment, vehicles and other	1,835	1,801
Total property, equipment and software	499,910	481,565
Less accumulated depreciation and amortization	(106,217)	(92,338)
Property, equipment and software, net	$393,693	$389,227

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cost of sales
Depreciation of property and equipment	$12,375	$7,971
Amortization of capital-build liability	(2,016)	(1,629)
General and administrative expenses
Depreciation of property and equipment	117	126
Amortization of software	1,858	1,215
Impairment expense	2,305	3,433
Loss on disposal of property and equipment, net of insurance recoveries	435	27
	$15,074	$11,143

Note 6 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of March 31, 2024:

				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(14,558)	$26,942	7.8 years
Customer relationships	19,000	(16,898)	2,102	0.8 years
Developed technology	14,000	(3,911)	10,089	10.3 years
User base	11,000	(7,496)	3,504	1.3 years
Trade name	5,000	(1,245)	3,755	12.3 years
	$90,500	$(44,108)	$46,392

Amortization of intangible assets was $2.6 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively.

Note 7 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)
Balance as of December 31, 2023	$18,232
Liabilities incurred	371
Accretion expense	405
Liabilities settled	(40)
Balance as of March 31, 2024	$18,968

Note 8 – Equity

ATM Program

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of March 31, 2024, the Company had $183.5 million of remaining capacity under the ATM Program.

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

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain construction milestones measured by the number of sites commissioned, and the Pilot Company is required to make certain payments each month based on completion of pre-engineering and development work, the progress of construction at each site and for each charger procured by EVgo. Subject to extensions of time for specified excusable events, if EVgo is unable to meet its commissioning obligations, the Pilot Company will be entitled to liquidated damages calculated per day, subject to a cap of $30,000 at each site. The Pilot Infrastructure Agreement includes customary events of default such as those resulting from insolvency, material breaches, and extended unexcused noncompliance, in each case subject to applicable notice and cure periods and other customary limitations on the parties’ ability to seek available remedies, including early termination. Additional provisions that may permit or cause early termination include the Pilot Company’s right to terminate after 1,000 stalls have been completed, the inability of EVgo to secure certain chargers and a material increase in the price of chargers due to a change in law. If the Pilot Company elects to terminate the Pilot Infrastructure Agreement after 1,000 stalls have been completed, the Pilot Company must pay EVgo a termination fee per stall for those not built; such fee varies based on the number of stalls already built. If EVgo is wholly or partially unable to perform its obligations under the Pilot Infrastructure Agreement due to certain circumstances outside its control, including delays by permitting authorities and utilities or certain force majeure events, such inability will not be considered a breach or default under the Pilot Infrastructure Agreement.

Under the Pilot O&M, EVgo is required to perform operations, maintenance and networking services on stalls built and commissioned under the Pilot Infrastructure Agreement in exchange for payment of a monthly fee by the Pilot Company to EVgo. Similar to the Pilot Infrastructure Agreement, the Pilot O&M includes customary events of default and related remedies.

Delta Charger Supply Agreement and Purchase Order

On July 12, 2022, EVgo entered into a General Terms and Conditions for Sale of EV Charger Products (the “Delta Charger Supply Agreement”) with Delta Electronics, Inc. (“Delta”), including an initial purchase order (the “Purchase Order”), pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta in specified quantities at certain delivery dates. EVgo expects to use a portion of the chargers purchased under the Purchase Order to meet the requirements of the Pilot Infrastructure Agreement. EVgo is required to purchase a minimum of 1,000 chargers from Delta under the Purchase Order and may, at EVgo’s election, increase the number of chargers it purchases from Delta to 1,100. The Purchase Order was amended in August 2023 to provide for certain Delta chargers to be manufactured in Delta’s facility in Plano, Texas rather than in Taiwan.

General Motors Agreement

On July 20, 2020, EVgo entered into a five-year contract with GM (as amended from time to time, the “GM Agreement”) to build fast charger stalls that EVgo will own and operate as part of the Company’s public network. The GM Agreement has been amended several times to expand the overall number of charger stalls to be installed from 2,750 to 3,250, adjust charger stall installation targets, extend the completion deadline to March 31, 2026, provide for a payment of $7,000,000 in December 2022 in exchange for EVgo’s agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and additional payments for changes to GM’s charger branding, and maintain a specified uptime percentage (described below) over the term of the agreement. Pursuant to the GM Agreement,

EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on charger stalls installed.

Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by March 31, 2026, 50% of which were required to be and were installed by March 31, 2024. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 95% across the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers. The contract is accounted for under ASC 606, which includes performance obligations related to reservations, memberships, and branding. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

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

Nissan Agreements

EVgo executed an agreement with Nissan North America, Inc. (“Nissan”) in June 2019 (the “Nissan Agreement”), that provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. The Nissan Agreement has been amended several times to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan Agreement, EVgo was obligated to spend a specified amount annually on joint-marketing activities that were mutually agreed-upon with Nissan until March 1, 2024. Under the charging credit program provisions in the Nissan Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. Until March 1, 2024, in the event a participant did not use the entire amount of the allocated charging credit or if the annual charging credit pool was not exhausted within a specific period, a portion of the remaining dollar value of such credit rolled over to subsequent periods, and a portion was retained by the Company. After March 1, 2024, Nissan is required to make additional payments to the extent needed to support charging credits for new enrollees, and unused funds from such additional payments will be returned to Nissan at the end of the term. For Nissan EV purchasers or lessees receiving unlimited charging, the Company receives an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan Agreement requires the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlines the build timelines for the chargers to be constructed (the “Build Schedule”). If the Company fails to meet its Build Schedule obligations, Nissan may invoke a penalty of up to $70,000 per delayed site beyond a designated cure period, which could result in an adjustment to the consideration received by the Company under the Nissan Agreement. EVgo and Nissan previously agreed to amend the Nissan Agreement to extend the installation deadlines under the Build Schedule by up to 12 months, and Nissan waived penalties for installation delays relating to program year one. The contract is accounted for under ASC 606, which includes performance obligations related to memberships, charging credits and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

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

Purchase Commitments

As of March 31, 2024, EVgo had $39.5 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, all of which were short-term. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of:

	March 31,		December 31,
	2024		2023
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$146,125	1	$186,125
Liabilities
Earnout liability	3	$446	3	$654
Warrant liability – Public Warrants	1	2,825	1	4,245
Warrant liability – Private Placement Warrants	3	598	3	896
Total liabilities		$3,869		$5,795

The earnout liability was valued using a Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability were as follows as of:

	March 31,	December 31,
	2024	2023
Stock price	$2.51	$3.58
Risk-free interest rate	4.5%	4.1%
Expected restriction period (in years)	2.2	2.5
Expected volatility	80%	63%
Dividend rate	—%	—%

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

As of March 31, 2024, the Private Placement Warrants were valued using a Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo simulation methodology are as follows as of:

	March 31,	December 31,
	2024	2023
Stock price	$2.51	$3.58
Risk-free interest rate	4.5%	4.1%
Expected term (in years)	2.3	2.5
Expected volatility	80%	63%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024:

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2023	$654	$896
Change in fair value of liability	(208)	(298)
Fair value as of March 31, 2024	$446	$598

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2024 and December 31, 2023.

Note 11 – Income Taxes

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

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of March 31, 2024 and December 31, 2023.

The Company files a U.S. federal income tax return and income tax returns in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

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

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. As of March 31, 2024, no transactions have occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 13 – Share-Based Compensation

The following table sets forth the Company’s total share-based compensation cost in the Company’s condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Other cost of sales	$87	$22
General and administrative expenses	4,614	6,405
Total share-based compensation expense	$4,701	$6,427

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, stockholders approved the Board of Directors-approved 2021 Long Term Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of March 31, 2024, there were 10,959,729 shares of Class A common stock remaining available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of March 31, 2024.

Stock Options

The following table summarizes stock option activity under the 2021 Incentive Plan for the three months ended March 31, 2024:

			Weighted
	Shares	Weighted	Average
	Underlying	Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2023	1,058	$8.66	7.6 years	$—
Outstanding as of March 31, 2024	1,058	$8.66	7.3 years	$—
Exercisable as of March 31, 2024	510	$10.05	5.5 years	$—

As of March 31, 2024, the Company’s unrecognized share-based compensation expense related to stock options was approximately $1.1 million, which is expected to be recognized over a period of 1.4 years. No stock options were granted or exercised during the three months ended March 31, 2024.

Restricted Stock Units

Service-Based Awards

The table below represents the Company’s restricted stock unit (“RSU”) activity under the 2021 Incentive Plan during the three months ended March 31, 2024:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	9,113	$5.83
Granted	8,149	$2.61
Vested	(2,563)	$6.75
Forfeited	(449)	$4.72
Nonvested and outstanding as of March 31, 2024	14,250	$3.86

The total fair value of RSUs vested during the three months ended March 31, 2024 was $6.2 million. As of March 31, 2024, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $37.8 million, which is expected to be recognized over a period of 1.7 years.

Market-Based Awards

The Company has granted certain nonvested units, which are subject to market-based performance targets (“MSUs”) related to the attainment of certain stock price levels in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date over a period of three years from the date of grant. Compensation expense for such nonvested stock units is recognized on a straight-line basis over the longer of the explicit service period or the derived service period for the market condition, regardless of whether the market condition has been satisfied. The table below represents the Company’s MSU activity under the 2021 Incentive Plan for the three months ended March 31, 2024:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	704	$2.25
Granted	317	$2.29
Nonvested as of March 31, 2024	1,021	$2.27

No MSUs vested during the three months ended March 31, 2024. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The following assumptions were used for the grants issued during the three months ended March 31, 2024.

Risk-free interest rate	3.9 to 4.0%
Expected dividend yield	—%
Expected volatility	85 to 88%
Cost of equity	13.6%
Remaining time to performance period end date (in years)	5.0 to 5.2

As of March 31, 2024, the Company’s unrecognized share-based compensation expense related to unvested MSUs was approximately $2.0 million, which is expected to be recognized over a period of 2.0 years.

Performance-Based Awards

The Company has granted certain PSUs, which vest based on the achievement of certain performance-based vesting conditions and subject to a three-year service condition. The number of shares that may ultimately vest with respect to each award may range from 0% up to 156% of the target number of shares based on the achievement of certain performance-based vesting conditions related to stall counts and Adjusted EBITDA over a one year period and a relative total stockholder return (“rTSR”) performance relative to the rTSR of a select group of companies in the Clean Edge Green Energy Index over a three year period. The maximum number of PSUs that may vest is determined based on actual Company achievement and vest over a three-year period subject to continuous service through the three-year period and achievement of the performance conditions. Compensation expense is recognized when performance targets are defined, the grant date is established, and it is considered probable that the performance objectives will be met. The fair value of the PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

The table below represents the Company’s PSU activity under the 2021 Incentive Plan for the three months ended March 31, 2024:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	—	$—
Granted	1,808	$2.90
Nonvested as of March 31, 2024	1,808	$2.90

No PSUs vested during the three months ended March 31, 2024. As of March 31, 2024, the Company’s unrecognized share-based compensation expense related to unvested PSUs was approximately $5.1 million, which is expected to be recognized over a period of 3.0 years.

EVgo Management Holdings, LLC Incentive Units

Following the Holdco Merger and prior to the CRIS Business Combination, all employees of EVgo Services employed at that time received share-based compensation in the form of units in EVgo Management Holdings, LLC (“EVgo Management”) designed to track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). Of each individual grant of Incentive Units, 65% of the grant was designated as time vesting (the “Time Vesting Incentive Units”) and the remaining 35% of the grant was designated as sale vesting (the “Sale Vesting Incentive Units”). The Time Vesting Incentive Units vest annually and equally over a period of four years from the date of grant. Sale Vesting Incentive Units vest based upon the achievement of certain trigger events relating to the sale of EVgo Holdings. Presented below is a summary of the activity of the Company’s Incentive Units during the three months ended March 31, 2024:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Nonvested as of December 31, 2023	252	$37.03
Vested	(57)	$15.57
Forfeited	(5)	$30.43
Nonvested as of March 31, 2024	190	$43.60

As of March 31, 2024, the Company’s unrecognized share-based compensation expense related to unvested Time Vesting Incentive Units was approximately $0.3 million, which is expected to be recognized over a period of 0.8 years. As of March 31, 2024, unrecognized share-based compensation expense related to unvested Sale Vesting Incentive Units was approximately $8.0 million, which is contingent upon the occurrence of a sale event.

Note 14 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Numerator
Net loss	$(28,193)	$(49,081)
Less: net loss attributable to redeemable noncontrolling interest	(18,360)	(36,005)
Net loss attributable to Class A common stockholders	(9,833)	(13,076)
Less: net loss attributable to participating securities	(67)	(131)
Net loss attributable to Class A common stockholders, basic and diluted	$(9,766)	$(12,945)

Denominator
Weighted average common stock outstanding	105,395	71,713
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)
Weighted average common stock outstanding, basic and diluted	104,676	70,994

Net loss per share – basic and diluted	$(0.09)	$(0.18)

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

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	14,250	7,237
PSUs	1,808	—
Stock options	1,058	473
	35,214	25,808

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS because their vesting threshold (i.e., the $15.00 triggering event) had not yet been met as of March 31, 2024 and 2023.

There were approximately 1.0 million shares of MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of March 31, 2024.

Note 15 – Redeemable Noncontrolling Interest

As of March 31, 2024 and December 31, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a 65.0% and a 65.5% economic ownership interest, respectively, in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and that same number of shares of the Company’s Class B common stock, representing a 64.8% and a 65.4% voting interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 12).

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

The following is a reconciliation of changes in the redeemable noncontrolling interest for the three months ended March 31, 2024:

(in thousands)
Balance as of December 31, 2023	$700,964
Net loss attributable to redeemable noncontrolling interest	(18,360)
Equity-based compensation attributable to redeemable noncontrolling interest	120
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(191,266)
Balance as of March 31, 2024	$491,458

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of EVgo’s consolidated results of operations and financial condition. The discussion should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and the related notes thereto as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report, and the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2023 and 2022 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.

Overview

EVgo is a leader in EV charging solutions, building and operating the infrastructure and tools to expedite the mass adoption of EVs for individual drivers, rideshare and commercial fleets, and businesses. EVgo is one of the nation’s largest public fast charging networks, featuring over 1,000 fast charging locations across more than 35 states, including stations built through EVgo eXtend, its white label service offering. EVgo is accelerating transportation electrification through partnerships with automakers, fleet and rideshare operators, retail hosts such as grocery stores, shopping centers, and gas stations, policy leaders, and other organizations.

The foundation of the Company’s business is building, owning and operating EV fast charging sites that deliver charging to EVs driven by individuals, commercial drivers, and fleet operators. EVgo’s core revenue stream is from the provision of charging services for EVs of all types on EVgo’s network. In addition, a variety of business-to-business commercial relationships provide EVgo with revenue or cash payments based on commitments to build new infrastructure, provide guaranteed access to charging, and provide marketing, data and software-driven services. EVgo also earns revenue from the sale of regulatory credits generated through sales of electricity and its operation and ownership of its DCFC network. EVgo believes this combination of revenue streams can drive long-term margin expansion and customer retention.

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

In addition to NEVI funding, which has been made available to every state department of transportation to administer grant programs to support the deployment of charging infrastructure, a number of states also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. Additionally, in many states, utilities offer rebates or other incentive programs, typically called “make-ready” programs, to incentivize the development of EV charging infrastructure.

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

Gross Profit (Loss) and Gross Margin

Gross profit (loss) consists of EVgo’s revenue less its cost of sales. Gross margin is gross profit (loss) as a percentage of revenue.

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

Net Income (Loss) Attributable to Redeemable Noncontrolling Interest

Net income (loss) attributable to redeemable noncontrolling interest represents the share of net income or loss that is attributable to EVgo’s Class B common stock held by EVgo Holdings.

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

The following table presents network throughput and the number of DC Stalls on the EVgo Network:

	March 31,
	2024	2023
Network throughput (GWh) on the EVgo Network for the three months ended	53	18
Number of DC Stalls on the EVgo Network (in thousands) as of	3.1	2.4

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

Technology Risks

EVgo relies on numerous internally developed and externally sourced hardware and software technologies to operate its network and generate earnings. EVgo engages a variety of third-party vendors for non-proprietary hardware and software components and software-as-a-service elements. The ability of EVgo to continue to integrate its technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine EVgo’s sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem become obsolete and that EVgo will be required to make significant investments to continue to effectively operate its business. For example, a majority of the largest OEMs have announced plans to adopt the NACS standard in their future EVs. SAE International, a standards-developing organization for automotive engineering professionals, is currently working on an initiative to adapt Tesla’s specifications for NACS into the SAE J3400 industry standard. EVgo expects that it will begin adding NACS connectors to its fast-charging network in late 2024; however, integrating NACS connectors in future charger installations and on certain existing chargers will require significant investment and management attention.

EVgo’s management believes EVgo’s business model is well-positioned to enable EVgo to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.

Sales of Regulatory Credits

EVgo derives revenue from selling regulatory credits earned for participating in LCFS programs, or other similar carbon or emissions trading schemes, in various jurisdictions in the U.S. EVgo currently sells these credits at market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and which are difficult to predict. Price fluctuations in credits may have a material effect on future results of operations. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, EVgo’s ability to generate this revenue in the future would be adversely impacted. EVgo is currently monitoring proposed enhancements to California’s LCFS program, which is being evaluated at the California Air Resources Board. In addition to California, EVgo is monitoring proposed new Clean Fuels programs in Illinois, Massachusetts, Michigan, Minnesota, New Jersey and New York.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The table below presents EVgo’s results of operations:

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Revenue
Charging, retail	$18,326	6,615	$11,711	177%
Charging, commercial	5,839	1,715	4,124	240%
Charging, OEM	2,732	552	2,180	395%
Regulatory credit sales	2,034	1,215	819	67%
Network, OEM	3,423	2,699	724	27%
Total charging network	32,354	12,796	19,558	153%
eXtend	19,151	10,292	8,859	86%
Ancillary	3,653	2,212	1,441	65%
Total revenue	55,158	25,300	29,858	118%
Cost of sales
Charging network[1]	19,510	9,979	9,531	96%
Other[1]	18,448	8,938	9,510	106%
Depreciation, net of capital-build amortization	10,359	6,342	4,017	63%
Total cost of sales	48,317	25,259	23,058	91%
Gross profit	6,841	41	6,800	* %
Operating expenses
General and administrative	34,226	37,889	(3,663)	(10)%
Depreciation, amortization and accretion	4,985	4,784	201	4%
Total operating expenses	39,211	42,673	(3,462)	(8)%
Operating loss	(32,370)	(42,632)	10,262	24%
Interest income	2,273	1,998	275	14%
Other (expense) income, net	(9)	1	(10)	*
Change in fair value of earnout liability	208	(2,063)	2,271	110%
Change in fair value of warrant liabilities	1,718	(6,380)	8,098	127%
Total other income (expense), net	4,190	(6,444)	10,634	165%
Loss before income tax expense	(28,180)	(49,076)	20,896	43%
Income tax expense	(13)	(5)	(8)	(160)%
Net loss	(28,193)	(49,081)	20,888	43%
Less: net loss attributable to redeemable noncontrolling interest	(18,360)	(36,005)	17,645	49%
Net loss attributable to Class A common stockholders	$(9,833)	$(13,076)	$3,243	25%

Gross margin	12.4%	0.2%
Operating margin	(58.7)%	(168.5)%
Network throughput (GWh) on the EVgo Network	53	18
Number of DC Stalls on the EVgo Network (in thousands) as of	3.1	2.4

1 In the fourth quarter of 2023, the Company changed the presentation of cost of sales to disaggregate such costs between “charging network” and “other.” Previously reported amounts have been updated to conform to the current presentation.

* Percent not meaningful.

Revenue

Total revenue for the three months ended March 31, 2024 increased $29.9 million, or 118%, to $55.2 million compared to $25.3 million for the three months ended March 31, 2023. As further discussed below, the increase in revenue was primarily due to an $11.7 million increase in retail charging revenue, an $8.9 million increase in eXtend revenue, a $4.1 million increase in commercial charging revenue, and a $2.2 million increase in OEM charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the three months ended March 31, 2024 increased $11.7 million, or 177%, to $18.3 million compared to $6.6 million for the three months ended March 31, 2023. Period-over-period growth was primarily due to an overall increase in throughput driven primarily by increased charging volume from a greater number of customers and more throughput per customer.

Charging Revenue, Commercial. Charging revenue, commercial, for the three months ended March 31, 2024 increased $4.1 million, or 240%, to $5.8 million compared to $1.7 million for the three months ended March 31, 2023. Period-over-period growth was primarily due to higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the three months ended March 31, 2024 increased $2.2 million, or 395%, to $2.7 million compared to $0.6 million for the three months ended March 31, 2023. Period-over-period growth was primarily due to an increase in active OEM customers and increased throughput per customer.

Regulatory Credit Sales. Regulatory credit sales for the three months ended March 31, 2024 increased $0.8 million, or 67%, to $2.0 million compared to $1.2 million for the three months ended March 31, 2023 due to the impact of increased throughput.

Network Revenue, OEM. Network revenue, OEM, for the three months ended March 31, 2024 increased $0.7 million, or 27%, to $3.4 million compared to $2.7 million for the three months ended March 31, 2023. The period-over-period increase was due to increased marketing activities and membership fees from OEM customers.

eXtend Revenue. eXtend revenue for the three months ended March 31, 2024 increased $8.9 million, or 86%, to $19.2 million compared to $10.3 million for the three months ended March 31, 2023. The increase was primarily due to an increase in equipment sales and increased projects in process or completed compared to the same prior year period.

Ancillary Revenue. Ancillary revenue for the three months ended March 31, 2024 increased $1.4 million, or 65%, to $3.7 million compared to $2.2 million for the three months ended March 31, 2023. The increase was primarily due to increased revenue from equipment sales, and engineering and construction revenue.

Cost of Sales

Charging Network. Charging network cost of sales for the three months ended March 31, 2024 increased $9.5 million, or 96% to $19.5 million compared to $10.0 million for the three months ended March 31, 2023. The increase in charging network cost was primarily due to a $6.7 million increase in usage-related energy costs resulting from increased throughput and a $2.8 million increase in fixed charging costs.

Other. Other cost of sales for the three months ended March 31, 2024 increased $9.5 million, or 106%, to $18.4 million compared to $8.9 million for the three months ended March 31, 2023. The increase in other cost of sales was primarily due to an increase of $8.2 million in costs to support eXtend revenue and an increase of $1.3 million in costs to support ancillary revenue.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended March 31, 2024 increased $4.0 million, or 63%, to $10.4 million compared to $6.3 million for the three months ended March 31, 2023 due to the growth of EVgo’s charging network.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2024 was $6.8 million compared to approximately break even for the three months ended March 31, 2023 primarily due to increased gross profit from charging revenues, partially offset by increased depreciation, net of capital-build amortization. Gross margin for the three months ended March 31, 2024 was 12.4% compared to 0.2% for the three months ended March 31, 2023 primarily due to higher margins on charging revenue resulting from improved leveraging of charging station costs, partially offset by lower margins from eXtend and ancillary revenues.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2024 decreased $3.7 million, or 10%, to $34.2 million compared to $37.9 million for the three months ended March 31, 2023. The decrease was primarily driven by a $1.3 million decrease in fees for professional services, a $1.1 million decrease in impairment expenses, and a $0.8 million decrease in payroll expenses.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended March 31, 2024 increased $0.2 million, or 4%, to $5.0 million compared to $4.8 million for the three months ended March 31, 2023. The increase was primarily due to an increase in amortization related to software, partially offset by decreased amortization of intangible assets.

Operating Loss and Operating Margin

During the three months ended March 31, 2024, EVgo had an operating loss of $32.4 million, an improvement of $10.3 million, or 24%, compared to $42.6 million for the three months ended March 31, 2023. The decrease in operating loss was driven primarily by an increase in gross profit and decreased general and administrative expenses. Operating margin for the three months ended March 31, 2024 was negative 58.7% compared to negative 168.5% for the three months ended March 31, 2023 primarily due to improved leveraging of operating expenses and improved gross margin.

Interest Income

Interest income for the three months ended March 31, 2024 increased $0.3 million, or 14%, to $2.3 million compared to $2.0 million for the three months ended March 31, 2023. The increase was due to more cash and cash equivalents held in a high interest rate account by the Company during the three months ended March 31, 2024 compared to the same prior-year period.

Other (Expense) Income, Net

Other (expense) income, net, for the three months ended March 31, 2024 and 2023 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended March 31, 2024, there was a $1.9 million gain on change in fair values of warrant and earnout liabilities compared to an $8.4 million loss for the three months ended March 31, 2023. The change between periods was primarily due to a decrease in the fair value of the warrant and earnout liabilities during the three months ended March 31, 2024 compared to an increase during the same prior-year period. See “Part I, Item 1. Financial Statements – Note 10 – Fair Value Measurements” for more information.

Income Taxes

For the three months ended March 31, 2024 and 2023, EVgo’s income taxes and effective tax rates were de minimis.

Net Loss

Net loss for the three months ended March 31, 2024 was $28.2 million, compared to a net loss of $49.1 million for the three months ended March 31, 2023. The change was primarily driven by a $10.4 million impact from changes in the fair values of the warrant and earnout liabilities, increased gross profit of $6.8 million, and a $3.7 million decrease in general and administrative expenses.

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

EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation, net of capital-build amortization, and (ii) share-based compensation. EVgo defines Adjusted Cost of Sales as a Percentage of Revenue as Adjusted Cost of Sales as a percentage of revenue. EVgo defines Adjusted Gross Profit (Loss) as revenue less Adjusted Cost of Sales. EVgo defines Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue. EVgo defines Adjusted General and Administrative Expenses as general and administrative expenses before (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) bad debt expense (recoveries), and (iv) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted General and Administrative Expenses as a Percentage of Revenue as Adjusted General and Administrative Expenses as a percentage of revenue. EVgo defines EBITDA as net income (loss) before (i) depreciation, net of capital-build amortization, (ii) amortization, (iii) accretion, (iv) interest income, (v) interest expense, and (vi) income tax expense (benefit). EVgo defines EBITDA Margin as EBITDA as a percentage of revenue. EVgo defines Adjusted EBITDA as EBITDA plus (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) loss (gain) on investments, (iv) bad debt expense (recoveries), (v) change in fair value of earnout liability, (vi) change in fair value of warrant liabilities, and (vii) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. EVgo defines Capital Expenditures, Net of Capital Offsets as capital expenditures adjusted for the following capital offsets: (i) all payments under OEM infrastructure agreements excluding any amounts directly attributable to OEM customer charging credit programs and pass-through of non-capital expense reimbursements, and (ii) proceeds from capital-build funding. The tables below present quantitative reconciliations of these measures to their most directly comparable GAAP measures as described in this paragraph.

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measures:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
GAAP revenue	$55,158	$25,300
GAAP cost of sales	48,317	25,259
GAAP gross profit	$6,841	$41
GAAP cost of sales as a percentage of revenue	87.6%	99.8%
GAAP gross margin	12.4%	0.2%

Adjustments:
Depreciation, net of capital-build amortization	$10,359	$6,342
Share-based compensation	87	22
Total adjustments	10,446	6,364
Adjusted Cost of Sales	$37,871	$18,895
Adjusted Cost of Sales as a Percentage of Revenue	68.7%	74.7%

Adjusted Gross Profit	$17,287	$6,405
Adjusted Gross Margin	31.3%	25.3%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
GAAP revenue	$55,158	$25,300
GAAP general and administrative expenses	$34,226	$37,889
GAAP general and administrative expenses as a percentage of revenue	62.1%	149.8%

Adjustments:
Share-based compensation	$4,614	$6,405
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense[1]	2,740	3,460
Bad debt expense	230	97
Other[1,2]	2,152	1,455
Total adjustments	9,736	11,417
Adjusted General and Administrative Expenses	$24,490	$26,472
Adjusted General and Administrative Expenses as a Percentage of Revenue	44.4%	104.6%

1 In the second quarter of 2023, the Company reclassified insurance proceeds from property losses from "other" to "loss on disposal of property and equipment, net of insurance recoveries, and impairment expenses." Previously reported amounts have been updated to conform to the current period presentation.
[2] For the three months ended March 31, 2024, comprised primarily of costs related to the organizational realignment announced by the Company on January 17, 2024. For the three months ended March 31, 2023, comprised primarily of costs related to the previous reorganization of Company resources announced by the Company on February 23, 2023 and the petition filed by EVgo in the Delaware Court of Chancery in February 2023 seeking validation of EVgo's charter and share structure (the "205 Petition").

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
GAAP revenue	$55,158	$25,300

GAAP net loss	$(28,193)	$(49,081)
GAAP net loss margin	(51.1%)	(194.0%)

Adjustments:
Depreciation, net of capital-build amortization	10,476	6,468
Amortization	4,463	4,119
Accretion	405	539
Interest income	(2,273)	(1,998)
Income tax expense	13	5
EBITDA	$(15,109)	$(39,948)
EBITDA Margin	(27.4%)	(157.9%)

Adjustments:
Share-based compensation	$4,701	$6,427
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense[1]	2,740	3,460
Loss (gain) on investments	5	(1)
Bad debt expense	230	97
Change in fair value of earnout liability	(208)	2,063
Change in fair value of warrant liabilities	(1,718)	6,380
Other[1],2	2,152	1,455
Total adjustments	7,902	19,881
Adjusted EBITDA	$(7,207)	$(20,067)
Adjusted EBITDA Margin	(13.1%)	(79.3%)

1 In the second quarter of 2023, the Company reclassified insurance proceeds from property losses from "other" to "loss on disposal of property and equipment, net of insurance recoveries, and impairment expenses." Previously reported amounts have been updated to conform to the current period presentation.
[2] For the three months ended March 31, 2024, comprised primarily of costs related to the organizational realignment announced by the Company on January 17, 2024. For the three months ended March 31, 2023, comprised primarily of costs related to the previous reorganization of Company resources announced by the Company on February 23, 2023 and the 205 Petition.

The following unaudited table presents a reconciliation of Capital Expenditures, Net of Capital Offsets, to the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Capital expenditures	$21,071	$65,246

Capital offsets:
OEM infrastructure payments	5,826	3,895
Proceeds from capital-build funding	1,680	2,216
Total capital offsets	7,506	6,111
Capital Expenditures, Net of Capital Offsets	$13,565	$59,135

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of March 31, 2024, EVgo had $175.5 million of cash, cash equivalents and restricted cash and working capital of $157.4 million. As of December 31, 2023, EVgo had $209.1 million of cash, cash equivalents and restricted cash and working capital of $178.1 million. The Company’s net cash outflow for the three months ended March 31, 2024 was $33.6 million. EVgo believes its cash and cash equivalents on hand as of March 31, 2024 are sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

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

In July 2022, EVgo entered into the Delta Charger Supply Agreement and the Purchase Order with Delta, pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta from time to time in specified quantities at certain delivery dates over a period of four years. EVgo is obligated to purchase at least 1,000 chargers (which will enable the construction of 2,000 stalls) pursuant to the Delta Charger Supply Agreement and the Purchase Order with the option, at EVgo’s election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, EVgo is required to make full payment on such chargers within sixty (60) days of receipt. EVgo’s obligations under the Purchase Order are take-or-pay obligations; however, EVgo’s liability is capped at a maximum of the greater of $30.0 million or 50% of the value of any outstanding firm orders. EVgo entered into the Delta Charger Supply Agreement and Purchase Order in order to meet its obligations under the Pilot Infrastructure Agreement, other potential contractual commitments and its own needs and intends to fund the capital expenditure required under the Delta Charger Supply Agreement and Purchase Order with proceeds from the Pilot Infrastructure Agreement as well as cash and cash equivalents on hand.

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

Cash Flows

The following table summarizes EVgo’s consolidated cash flows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows used in operating activities	$(14,082)	$(19,343)
Cash flows used in investing activities	(21,023)	(65,246)
Cash flows provided by financing activities	1,485	1,908
Net decrease in cash, cash equivalents and restricted cash	$(33,620)	$(82,681)

Operating Activities. Cash used in operating activities for the three months ended March 31, 2024 was $14.1 million compared to $19.3 million for the three months ended March 31, 2023. The year-over-year change primarily reflected a $17.8 million increase in cash flows from accounts receivable, net, a $12.3 million increase in cash inflows from operations, and a $2.7 increase in cash flows from prepaid expenses, other current assets and other assets, partially offset by a $15.5 million decrease in cash flows from deferred revenue, a $6.6 million decrease in cash flows from accounts payable, and a $4.8 million decrease in cash flows from accrued liabilities.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2024 was $21.0 million, compared to $65.2 million for the three months ended March 31, 2023. The decrease was primarily driven by a decrease in purchases of property, equipment and software.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2024 was $1.5 million compared to $1.9 million for the three months ended March 31, 2023. The decrease was driven primarily by a decrease in proceeds from capital-build funding received for charging stations during the three months ended March 31, 2024.

Working Capital. EVgo’s working capital as of March 31, 2024 was $157.4 million, compared to $178.1 million as of December 31, 2023. The decrease was driven primarily by a $33.6 million decrease in the Company’s cash, cash equivalents and restricted cash and a $0.5 million increase in operating lease liabilities, current, partially offset by a $5.6 million decrease in accrued liabilities, a $2.8 million increase in accounts receivable, capital-build, and a $2.5 million decrease in deferred revenue, current.

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

Understanding the complex terms of some of EVgo’s agreements and determining the appropriate time, amount and method under which the Company should recognize revenue for the related transactions requires significant judgment. The Company exercises judgment in determining which promises in a contract constitute performance obligations rather than set-up activities. The Company determines which activities under a contract transfer a good or service to a customer rather than activities that are required to fulfill a contract but do not transfer control of a good or service to the customer. Determining whether obligations in a contract are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching its conclusion, the Company assesses the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated which may require judgment based on the facts and circumstances of the contract. The Company does not disclose the transaction price allocated to remaining performance obligations for (i) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice and (ii) contracts with variable consideration allocated entirely to a single performance obligation. The Company’s remaining performance obligations under these contracts include providing charging services, branding services, and maintenance services, which will generally be recognized over the contract term. The Company’s customer contracts may include variable consideration such as that due to the unknown number of users that will receive charging credits or an unknown number of sites that will receive maintenance services. For such variable consideration, the Company has determined it is not necessary to estimate variable consideration as the uncertainty resolves itself monthly in accordance with the contracts’ revenue recognition pattern. The timing and amount of revenue recognition in a period could vary if different judgments were made. The Company may also estimate variable consideration under the expected value method or the most likely amount method.

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

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see “Part I, Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies” as of and for the quarters ended March 31, 2024 and 2023.

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

Under the supervision of the Company’s Board of Directors and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “certifying officers”), the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. The certifying officers concluded that, as a result of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2024; accordingly, the Company is implementing additional policies and procedures to remediate these shortcomings as outlined in “Part II, Item 9A. Controls and Procedures” in the Annual Report.

Notwithstanding the identified material weakness, the Company’s management believes the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the continued implementation of the remediation policies and procedures described in “Part II, Item 9A. Controls and Procedures” in the Annual Report, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Existing Material Weakness in Internal Control over Financial Reporting

The Company’s management previously identified a material weakness in the Company’s internal control over financial reporting, as identified below and disclosed in “Part II, Item 9A. Controls and Procedures” in the Annual Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness in internal control over financial reporting was identified: due to an ineffective information and communication process to ensure the completeness and accuracy of underlying data and reports, the Company did not effectively design, implement and operate process-level controls and effective general information technology (“IT”) controls relevant to its financial reporting processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●	On March 19, 2024, Dennis Kish, the Company’s President, terminated a 10b5-1 trading plan that he had previously adopted on September 27, 2023. Mr. Kish’s former plan provided for the sale of up to 61,268 shares of the Company’s Class A Common Stock from December 2023 through March 2025, of which 12,896 shares had not yet been sold as of the date of the termination of the plan.
●	On March 22, 2024, Mr. Kish amended a separate 10b5-1 trading plan that he had previously adopted on September 27, 2023, in order to include additional equity awards that were not included in the original plan. The amended trading plan provides for the sale of up to 172,174 shares of the Company’s Class A common stock until August 31, 2025 (or such earlier time as provided pursuant to the terms of the trading plan). The first possible trade date under the amended plan is August 10, 2024.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended March 31, 2024 by any of the Company’s Section 16 officers or directors. Each of the existing Rule 10b5-1 trading arrangements of the Company’s Section 16 officers are in compliance with the Company’s Insider Trading Policy, and any actual sale transactions made pursuant to such trading arrangements were disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

EVgo Inc.

Date:	May 7, 2024	By:	/s/ Badar Khan
		Name:	Badar Khan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ Olga Shevorenkova
		Name:	Olga Shevorenkova
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)