Form 10-Q
period 2024-06-30
EVgo Inc.
filed 2024-08-01
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 25, 2024, the Registrant had 106,825,488 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$162,736	$209,146
Accounts receivable, net of allowance of $553 and $1,116 as of June 30, 2024 and December 31, 2023, respectively	34,771	34,882
Accounts receivable, capital-build	13,217	9,297
Prepaid expenses and other current assets	14,747	14,081
Total current assets	225,471	267,406
Property, equipment and software, net	403,418	389,227
Operating lease right-of-use assets	79,444	67,724
Other assets	2,098	2,208
Intangible assets, net	43,845	48,997
Goodwill	31,052	31,052
Total assets	$785,328	$806,614

Liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$16,165	$10,133
Accrued liabilities	38,742	40,549
Operating lease liabilities, current	6,484	6,018
Deferred revenue, current	28,610	32,349
Other current liabilities	94	298
Total current liabilities	90,095	89,347
Operating lease liabilities, noncurrent	73,239	61,987
Earnout liability, at fair value	345	654
Asset retirement obligations	19,829	18,232
Capital-build liability	41,479	35,787
Deferred revenue, noncurrent	64,290	55,091
Warrant liabilities, at fair value	2,746	5,141
Total liabilities	$292,023	$266,239

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2024	2023
(in thousands, except share data)	(unaudited)
Redeemable noncontrolling interest	$479,710	$700,964

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 105,744,772 and 102,935,965 shares outstanding (excluding 718,750 shares subject to possible forfeiture) as of June 30, 2024 and December 31, 2023, respectively	11	10
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 195,800,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	20	20
Additional paid-in capital	91,055	87,928
Accumulated deficit	(77,491)	(248,547)
Total stockholders’ equity (deficit)	13,595	(160,589)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$785,328	$806,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue
Charging, retail	$22,336	$9,085	$40,662	$15,700
Charging, commercial	7,094	2,418	12,933	4,133
Charging, OEM	3,638	986	6,370	1,538
Regulatory credit sales	1,749	1,613	3,783	2,828
Network, OEM	1,627	742	5,050	3,441
Total charging network	36,444	14,844	68,798	27,640
eXtend	27,667	33,281	46,818	43,573
Ancillary	2,508	2,427	6,161	4,639
Total revenue	66,619	50,552	121,777	75,852

Cost of sales
Charging network	23,979	12,009	43,489	21,988
Other	25,093	25,731	43,541	34,669
Depreciation, net of capital-build amortization	11,149	7,283	21,508	13,625
Total cost of sales	60,221	45,023	108,538	70,282
Gross profit	6,398	5,529	13,239	5,570

Operating expenses
General and administrative	33,827	34,333	68,053	72,222
Depreciation, amortization and accretion	4,958	4,783	9,943	9,567
Total operating expenses	38,785	39,116	77,996	81,789
Operating loss	(32,387)	(33,587)	(64,757)	(76,219)

Interest income	2,064	2,199	4,337	4,197
Other expense, net	(8)	(1)	(17)	—
Change in fair value of earnout liability	101	2,496	309	433
Change in fair value of warrant liabilities	677	7,391	2,395	1,011
Total other income, net	2,834	12,085	7,024	5,641
Loss before income tax expense	(29,553)	(21,502)	(57,733)	(70,578)
Income tax expense	(57)	(37)	(70)	(42)
Net loss	(29,610)	(21,539)	(57,803)	(70,620)
Less: net loss attributable to redeemable noncontrolling interest	(19,233)	(14,513)	(37,593)	(50,518)
Net loss attributable to Class A common stockholders	$(10,377)	$(7,026)	$(20,210)	$(20,102)

Net loss per share to Class A common stockholders, basic and diluted	$(0.10)	$(0.08)	$(0.19)	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2024

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	102,936	$10	195,800	$20	$87,928	$(248,547)	$(160,589)
Share-based compensation	—	—	—	—	4,831	—	4,831
Issuance of Class A common stock under share-based compensation plans	2,501	1	—	—	(1)	—	—
Net loss¹	—	—	—	—	—	(9,833)	(9,833)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	191,266	191,266
Balance, March 31, 2024	105,437	11	195,800	20	92,758	(67,114)	25,675
Share-based compensation	—	—	—	—	5,692	—	5,692
Issuance of Class A common stock under share-based compensation plans	308	0	—	—	0	—	—
Net loss²	—	—	—	—	—	(10,377)	(10,377)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(7,395)	—	(7,395)
Balance, June 30, 2024	105,745	$11	195,800	$20	$91,055	$(77,491)	$13,595

[1]		Excludes $18.4 million of net loss attributable to redeemable noncontrolling interest.
[2]		Excludes $19.2 million of net loss attributable to redeemable noncontrolling interest.

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

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(57,803)	$(70,620)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	31,451	23,192
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	5,497	6,008
Share-based compensation	10,103	14,922
Change in fair value of earnout liability	(309)	(433)
Change in fair value of warrant liabilities	(2,395)	(1,011)
Other	5	(155)
Changes in operating assets and liabilities
Accounts receivable, net	112	(11,422)
Prepaid expenses, other current assets and other assets	1,324	3,779
Operating lease assets and liabilities, net	(3)	642
Accounts payable	6,130	(2,872)
Accrued liabilities	(5,764)	2,925
Deferred revenue	5,461	12,458
Other current and noncurrent liabilities	(335)	62
Net cash used in operating activities	(6,526)	(22,525)
Cash flows from investing activities
Capital expenditures	(45,267)	(100,057)
Proceeds from insurance for property losses	152	159
Net cash used in investing activities	(45,115)	(99,898)
Cash flows from financing activities
Proceeds from issuance of Class A common stock under the ATM	—	5,828
Proceeds from issuance of Class A common stock under the equity offering	—	128,023
Proceeds from capital-build funding	6,139	4,256
Payments of deferred debt issuance costs	(908)	—
Payments of deferred equity issuance costs	—	(4,751)
Net cash provided by financing activities	5,231	133,356
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,410)	10,933
Cash, cash equivalents and restricted cash, beginning of period	209,146	246,493
Cash, cash equivalents and restricted cash, end of period	$162,736	$257,426

Supplemental disclosure of noncash investing and financing activities
Fair value adjustment to redeemable noncontrolling interest	$183,871	$42,378
Capital expenditures in accounts payable and accrued liabilities	$17,979	$20,827
Non-cash increase in capital-build liability	$9,788	$7,448
Deferred debt issuance costs in accounts payable and accrued liabilities	$1,274	$—
Non-cash increase in asset retirement obligations	$848	$2,005
Share-based compensation capitalized to property, equipment and software	$630	$—
Deferred equity issuance costs in accounts payable and accrued liabilities	$—	$168

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

As of June 30, 2024 and December 31, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing 64.8% and 65.4%, respectively, of the total outstanding EVgo OpCo Units and an equal number of shares of the Company’s Class B common stock. As of June 30, 2024 and December 31, 2023, the shares of the Company’s Class B common stock held by EVgo Holdings and the shares of the Company’s Class A common stock held by EVgo Member Holdings collectively represented a voting interest of 66.7% and 67.4%, respectively, in the Company.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The Company had three customers that collectively comprised 54.3% of the Company’s total net accounts receivable as of June 30, 2024. The Company had two customers that collectively comprised 45.7% of the Company’s total net accounts receivable as of December 31, 2023. For the three months ended June 30, 2024 and June 30, 2023, one customer represented 41.5% and 65.7% of total revenue, respectively. For the six months ended June 30, 2024 and June 30, 2023, one customer represented 38.3% and 57.3% of total revenue, respectively.

For the three months ended June 30, 2024 and June 30, 2023, two vendors collectively provided 93.5% and 84.7% of EVgo’s total charging equipment, respectively. For the six months ended June 30, 2024 and June 30, 2023, two vendors collectively provided 89.5% and 85.2% of EVgo’s total charging equipment, respectively.

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

The Company had unused letters of credit, which were collateralized with cash, classified as restricted cash on the Company’s condensed consolidated balance sheets, of $0.7 million as of June 30, 2024 and December 31, 2023, associated with the construction of its charging stations and in connection with one of its operating leases.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Other accounts receivable of $1.6 million and $2.7 million were included in accounts receivable, net, on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

Note 3 – Revenue Recognition

The following table provides information about contract assets and liabilities from contracts with customers as of:

	June 30,	December 31,	Change
(dollars in thousands)	2024	2023	$	%
Contract assets	$2,942	$1,191	$1,751	147%
Contract liabilities	$92,900	$87,440	$5,460	6%

As of June 30, 2024 there was $2.9 million in contract assets compared to $1.2 million as of December 31, 2023. The balance of contract assets is driven by the difference in timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. Contract liabilities as of June 30, 2024 increased $5.5 million, or 6%, to $92.9 million compared to $87.4 million as of December 31, 2023. The balance of contract liabilities is driven by the difference in timing between when cash is received pursuant to a contract and when the Company’s performance obligations under the contract are satisfied.

The following table provides the activity for the contract liabilities recognized:

(in thousands)
Balance as of December 31, 2023	$87,440
Additions	66,777
Recognized in revenue	(60,649)
Marketing activities recognized on a net basis	(668)
Balance as of June 30, 2024	$92,900

Revenues include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Amounts included in the beginning of period contract liabilities balance	$4,474	$2,560	$16,885	$6,560
Amounts associated with performance obligations satisfied in previous periods	$—	$—	$42	$25

It is anticipated that deferred revenue as of June 30, 2024 will be recognized in the following periods ending December 31:

(in thousands)
2024	$7,521
2025	26,377
2026	15,788
2027	24,163
$73,849

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of June 30, 2024 and December 31, 2023, there was $19.1 million and $26.4 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

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

The Company has estimated operating lease commitments of $40.0 million for leases where the Company has not yet taken possession of the underlying asset as of June 30, 2024. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of June 30, 2024.

The Company’s lease costs consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs
Charging network cost of sales	$2,721	$1,472	$5,150	$2,791
General and administrative expenses	1,099	1,221	2,173	2,440
Variable lease costs
Charging network cost of sales	667	778	1,113	817
General and administrative expenses	42	21	66	57
Short-term lease costs	—	26	—	59
	$4,529	$3,518	$8,502	$6,164

As of June 30, 2024, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2024	$6,494
2025	13,817
2026	13,278
2027	12,745
2028	12,490
Thereafter	61,033
Total undiscounted operating lease payments	119,857
Less: imputed interest	(40,134)
Total discounted operating lease liabilities	$79,723

Other supplemental and cash flow information consisted of the following:

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023
Weighted-average remaining lease term (in years)	8.9	8.8
Weighted-average discount rate	9.4%	9.3%
Cash paid for amounts included in measurement of operating lease liabilities	$3,800	$2,246
ROU assets obtained in exchange for new operating lease liabilities	$12,656	$4,107

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

The Company’s operating lease income consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Operating lease income:
Charging, commercial revenue	$746	$534	$1,309	$992
Sublease income:
Ancillary revenue	213	267	480	534
	$959	$801	$1,789	$1,526

As of June 30, 2024, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2024	$821
2025	1,326
2026	910
2027	667
2028	334
$4,058

The components of charging equipment, charging stations, land, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, and operating lease ROU assets were as follows as of:

	June 30,	December 31,
(in thousands)	2024	2023
Charging station equipment and construction costs	$5,493	$5,941
Less: accumulated depreciation	(1,495)	(1,307)
Property, equipment and software, net	$3,998	$4,634

Operating lease ROU assets	$11,016	$11,764

Note 5 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of:

	June 30,	December 31,
(in thousands)	2024	2023
Charging station installation costs	$233,571	$198,513
Charging station equipment	153,244	130,232
Construction in process	76,399	91,803
Charging equipment	37,381	38,473
Software	22,018	20,743
Office equipment, vehicles and other	1,852	1,801
Total property, equipment and software	524,465	481,565
Less accumulated depreciation and amortization	(121,047)	(92,338)
Property, equipment and software, net	$403,418	$389,227

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Cost of sales
Depreciation of property and equipment	$13,379	$8,915	$25,754	$16,886
Amortization of capital-build liability	(2,230)	(1,632)	(4,246)	(3,261)
General and administrative expenses
Depreciation of property and equipment	139	124	256	250
Amortization of software	1,795	1,213	3,653	2,428
Impairment expense	1,756	2,392	4,061	5,825
Loss on disposal of property and equipment, net of insurance recoveries	1,001	(9)	1,436	18
	$15,840	$11,003	$30,914	$22,146

Note 6 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of June 30, 2024:

				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(15,423)	$26,077	7.6 years
Customer relationships	19,000	(17,563)	1,437	0.6 years
Developed technology	14,000	(4,163)	9,837	10.0 years
User base	11,000	(8,183)	2,817	1.1 years
Trade name	5,000	(1,323)	3,677	12.0 years
	$90,500	$(46,655)	$43,845

Amortization of intangible assets was $2.5 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of intangible assets was $5.2 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively.

Note 7 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)
Balance as of December 31, 2023	$18,232
Liabilities incurred	848
Accretion expense	882
Liabilities settled	(133)
Balance as of June 30, 2024	$19,829

Note 8 – Equity

ATM Program

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of June 30, 2024, the Company had $183.5 million of remaining capacity under the ATM Program.

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

Under the GM Agreement, EVgo is required to install a total of 3,250 charger stalls by March 31, 2026, 55% of which were required to be and were installed by June 30, 2024. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 95% across the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers. The contract is accounted for under ASC 606, which includes performance obligations related to reservations, memberships, and branding. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

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

Purchase Commitments

As of June 30, 2024, EVgo had $29.0 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, of which $25.3 million were short-term in nature. During the three months ended June 30, 2024, EVgo also entered into a $3.4 million commitment for consulting services, which are short-term in nature. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of:

	June 30,		December 31,
	2024		2023
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$146,125	1	$186,125
Liabilities
Earnout liability	3	$345	3	$654
Warrant liability – Public Warrants	1	2,266	1	4,245
Warrant liability – Private Placement Warrants	3	480	3	896
Total liabilities		$3,091		$5,795

The earnout liability was valued using a Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability were as follows as of:

	June 30,	December 31,
	2024	2023
Stock price	$2.45	$3.58
Risk-free interest rate	4.7%	4.1%
Expected restriction period (in years)	2.0	2.5
Expected volatility	79%	63%
Dividend rate	—%	—%

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

As of June 30, 2024, the Private Placement Warrants were valued using a Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo simulation methodology are as follows as of:

	June 30,	December 31,
	2024	2023
Stock price	$2.45	$3.58
Risk-free interest rate	4.7%	4.1%
Expected term (in years)	2.0	2.5
Expected volatility	79%	63%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2023	$654	$896
Change in fair value of liability	(309)	(416)
Fair value as of June 30, 2024	$345	$480

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2024 and December 31, 2023.

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

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of June 30, 2024 and December 31, 2023.

The Company files a U.S. federal income tax return and income tax returns in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

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

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. As of June 30, 2024, no transactions have occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 13 – Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Other cost of sales	$111	$41	$198	$63
General and administrative expenses	5,291	8,454	9,905	14,859
Total share-based compensation expense	$5,402	$8,495	$10,103	$14,922

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, stockholders approved the Board of Directors-approved 2021 Long Term Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of June 30, 2024, there were 12,452,473 shares of Class A common stock remaining available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of June 30, 2024.

Stock Options

The following table summarizes stock option activity under the 2021 Incentive Plan for the six months ended June 30, 2024:

			Weighted
	Shares	Weighted	Average
	Underlying	Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2023	1,058	$8.66	7.6 years	$—
Forfeited	(209)	$10.18
Expired	(282)	$8.74
Outstanding as of June 30, 2024	567	$7.87	7.7 years	$—
Exercisable as of June 30, 2024	228	$9.90	5.9 years	$—

As of June 30, 2024, the Company’s unrecognized share-based compensation expense related to stock options was approximately $0.5 million, which is expected to be recognized over a period of 1.3 years. No stock options were granted or exercised during the six months ended June 30, 2024.

Restricted Stock Units

Service-Based Awards

The table below represents the Company’s restricted stock unit (“RSU”) activity under the 2021 Incentive Plan during the six months ended June 30, 2024:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	9,051	$5.85
Granted	8,514	$2.55
Vested	(2,809)	$6.59
Forfeited	(1,482)	$4.31
Nonvested as of June 30, 2024	13,274	$3.75
Vested but not released	19
Outstanding as of June 30, 2024	13,293

The total fair value of RSUs vested during the six months ended June 30, 2024 was $6.7 million. As of June 30, 2024, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $28.5 million, which is expected to be recognized over a period of 1.6 years.

Market-Based Awards

The Company has granted certain nonvested market-based restricted stock units (“MSUs”), which are subject to market-based performance targets related to the attainment of certain stock price levels in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date over a period of three years from the date of grant. Compensation expense for such nonvested stock units is recognized on a straight-line basis over the longer of the explicit service period or the derived service period for the market condition, regardless of whether the market condition has been satisfied. The table below represents the Company’s MSU activity under the 2021 Incentive Plan for the six months ended June 30, 2024:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	704	$2.25
Granted	317	$2.29
Forfeited	(83)	$2.50
Nonvested as of June 30, 2024	938	$2.24

No MSUs vested during the six months ended June 30, 2024. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The following assumptions were used for the grants issued during the six months ended June 30, 2024.

Risk-free interest rate	3.9 to 4.0%
Expected dividend yield	—%
Expected volatility	85 to 88%
Cost of equity	13.6%
Remaining time to performance period end date (in years)	5.0 to 5.2

As of June 30, 2024, the Company’s unrecognized share-based compensation expense related to unvested MSUs was approximately $1.5 million, which is expected to be recognized over a period of 1.7 years.

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

The table below represents the Company’s PSU activity under the 2021 Incentive Plan for the six months ended June 30, 2024:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	—	$—
Granted	1,808	$2.90
Forfeited	(250)	$2.90
Nonvested as of June 30, 2024	1,558	$2.90

No PSUs vested during the six months ended June 30, 2024. As of June 30, 2024, the Company’s unrecognized share-based compensation expense related to unvested PSUs was approximately $4.0 million, which is contingent upon meeting the performance objectives.

EVgo Management Holdings, LLC Incentive Units

Following the Holdco Merger and prior to the CRIS Business Combination, all employees of EVgo Services employed at that time received share-based compensation in the form of units in EVgo Management Holdings, LLC (“EVgo Management”) designed to track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). Of each individual grant of Incentive Units, 65% of the grant was designated as time vesting (the “Time Vesting Incentive Units”) and the remaining 35% of the grant was designated as sale vesting (the “Sale Vesting Incentive Units”). The Time Vesting Incentive Units vest annually and equally over a period of four years from the date of grant. Sale Vesting Incentive Units vest based upon the achievement of certain trigger events relating to the sale of EVgo Holdings. Presented below is a summary of the activity of the Company’s Incentive Units during the six months ended June 30, 2024:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Nonvested as of December 31, 2023	252	$37.03
Vested	(57)	$15.56
Forfeited	(132)	$52.40
Nonvested as of June 30, 2024	63	$24.48

As of June 30, 2024, the Company’s unrecognized share-based compensation expense related to unvested Time Vesting Incentive Units was approximately $0.2 million, which is expected to be recognized over a period of 0.6 years.

Note 14 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net loss	$(29,610)	$(21,539)	$(57,803)	$(70,620)
Less: net loss attributable to redeemable noncontrolling interest	(19,233)	(14,513)	(37,593)	(50,518)
Net loss attributable to Class A common stockholders	(10,377)	(7,026)	(20,210)	(20,102)
Less: net loss attributable to participating securities	(70)	(59)	(137)	(183)
Net loss attributable to Class A common stockholders, basic and diluted	$(10,307)	$(6,967)	$(20,073)	$(19,919)

Denominator
Weighted average common stock outstanding	106,303	86,039	105,849	78,915
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)	(719)	(719)
Weighted average common stock outstanding, basic and diluted	105,584	85,320	105,130	78,196

Net loss per share – basic and diluted	$(0.10)	$(0.08)	$(0.19)	$(0.25)

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

	Three and Six Months Ended
	June 30,
(in thousands)	2024	2023
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	13,274	7,050
PSUs	1,558	—
Stock options	567	1,380
	33,497	26,528

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS because their vesting threshold (i.e., the $15.00 triggering event) had not yet been met as of June 30, 2024 and 2023. There were approximately 0.9 million shares of MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of June 30, 2024.

Note 15 – Redeemable Noncontrolling Interest

As of June 30, 2024 and December 31, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a 64.9% and a 65.5% economic ownership interest, respectively, in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and that same number of shares of the Company’s Class B common stock, representing a 64.8% and a 65.4% voting interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 12).

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

The following is a reconciliation of changes in the redeemable noncontrolling interest for the six months ended June 30, 2024:

(in thousands)
Balance as of December 31, 2023	$700,964
Net loss attributable to redeemable noncontrolling interest	(37,593)
Equity-based compensation attributable to redeemable noncontrolling interest	210
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(183,871)
Balance as of June 30, 2024	$479,710

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of EVgo’s consolidated results of operations and financial condition. The discussion should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and the related notes thereto as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 included elsewhere in this Quarterly Report, and the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.

Overview

EVgo is a leader in EV charging solutions, building and operating the infrastructure and tools to expedite the mass adoption of EVs for individual drivers, rideshare and commercial fleets, and businesses. EVgo is one of the nation’s largest public fast charging networks, featuring over 1,000 fast charging locations across more than 35 states, including stations built through EVgo eXtend, its white label service offering. EVgo is expected to accelerate transportation electrification through partnerships with automakers, fleet and rideshare operators, retail hosts such as grocery stores, shopping centers, and gas stations, policy leaders, and other organizations.

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

Recent Developments

Geopolitical and Macroeconomic Environment

During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors. For example, the conflict between Russia and Ukraine and an escalation of tensions and conflict in Israel and the broader Middle East region have led to disruptions, instability and volatility in global markets and industries and will likely continue to lead to, geopolitical instability, market uncertainty and supply disruptions. Additionally, recent inflationary pressures have resulted in and may continue to result in increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Notwithstanding the current easing of inflation and general improvement in the macroeconomic environment, EVgo remains vigilant of factors that may have the effects of raising the cost of capital and depressing economic growth.

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

The following table presents network throughput and the number of DC Stalls on the EVgo Network:

	June 30,
	2024	2023
Network throughput (GWh) on the EVgo Network for the three months ended	66	25
Network throughput (GWh) on the EVgo Network for the six months ended	119	43
Number of DC Stalls on the EVgo Network (in thousands) as of	3.2	2.5

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

Seasonality

EVgo believes that EV charging is subject to seasonality related to driving, travel and economic activity that impacts demand for charging. For example, Americans typically drive more miles in the summer months and fewer in the winter months, especially in January and February. EVgo’s rideshare drivers also typically experience lower activity levels in the first quarter. The exact impacts that these underlying trends have on charging demand has been difficult to discern given the growth in throughput and utilization that EVgo has experienced over the past several years. Lastly, many utilities tend to charge higher rates in the summer (typically defined as a four month period starting in June), than the rest of the year.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The table below presents EVgo’s results of operations:

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Revenue
Charging, retail	$22,336	$9,085	$13,251	146%
Charging, commercial	7,094	2,418	4,676	193%
Charging, OEM	3,638	986	2,652	269%
Regulatory credit sales	1,749	1,613	136	8%
Network, OEM	1,627	742	885	119%
Total charging network	36,444	14,844	21,600	146%
eXtend	27,667	33,281	(5,614)	(17)%
Ancillary	2,508	2,427	81	3%
Total revenue	66,619	50,552	16,067	32%
Cost of sales
Charging network[1]	23,979	12,009	11,970	100%
Other[1]	25,093	25,731	(638)	(2)%
Depreciation, net of capital-build amortization	11,149	7,283	3,866	53%
Total cost of sales	60,221	45,023	15,198	34%
Gross profit	6,398	5,529	869	16%
Operating expenses
General and administrative	33,827	34,333	(506)	(1)%
Depreciation, amortization and accretion	4,958	4,783	175	4%
Total operating expenses	38,785	39,116	(331)	(1)%
Operating loss	(32,387)	(33,587)	1,200	4%
Interest income	2,064	2,199	(135)	(6)%
Other expense, net	(8)	(1)	(7)	(700)%
Change in fair value of earnout liability	101	2,496	(2,395)	(96)%
Change in fair value of warrant liabilities	677	7,391	(6,714)	(91)%
Total other income, net	2,834	12,085	(9,251)	(77)%
Loss before income tax expense	(29,553)	(21,502)	(8,051)	(37)%
Income tax expense	(57)	(37)	(20)	(54)%
Net loss	(29,610)	(21,539)	(8,071)	(37)%
Less: net loss attributable to redeemable noncontrolling interest	(19,233)	(14,513)	(4,720)	(33)%
Net loss attributable to Class A common stockholders	$(10,377)	$(7,026)	$(3,351)	(48)%

Gross margin	9.6%	10.9%
Operating margin	(48.6)%	(66.4)%
Network throughput (GWh)	66	25
Number of DC Stalls on the EVgo Network (in thousands) as of	3.2	2.5

1 In the fourth quarter of 2023, the Company changed the presentation of cost of sales to disaggregate such costs between “charging network” and “other.” Previously reported amounts have been updated to conform to the current presentation.

Revenue

Total revenue for the three months ended June 30, 2024 increased $16.1 million, or 32%, to $66.6 million compared to $50.6 million for the three months ended June 30, 2023. As further discussed below, the increase in revenue was primarily due to a $13.3 million increase in retail charging revenue, a $4.7 million increase in commercial charging revenue, a $2.7 million increase in OEM charging revenue, and a $0.9 million increase in network revenue, partially offset by a $5.6 million decrease in eXtend revenue.

Charging Revenue, Retail. Charging revenue, retail, for the three months ended June 30, 2024 increased $13.3 million, or 146%, to $22.3 million compared to $9.1 million for the three months ended June 30, 2023. Period-over-period growth was primarily due to an overall increase in throughput driven primarily by increased charging volume from a greater number of customers and more throughput per customer.

Charging Revenue, Commercial. Charging revenue, commercial, for the three months ended June 30, 2024 increased $4.7 million, or 193%, to $7.1 million compared to $2.4 million for the three months ended June 30, 2023. Period-over-period growth was primarily due to higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the three months ended June 30, 2024 increased $2.7 million, or 269%, to $3.6 million compared to $1.0 million for the three months ended June 30, 2023. Period-over-period growth was primarily due to an increase in active OEM customers and increased throughput per customer.

Regulatory Credit Sales. Regulatory credit sales for the three months ended June 30, 2024 increased $0.1 million, or 8%, to $1.7 million compared to $1.6 million for the three months ended June 30, 2023 due to the impact of increased throughput, partially offset by decreased market prices.

Network Revenue, OEM. Network revenue, OEM, for the three months ended June 30, 2024 increased $0.9 million, or 119%, to $1.6 million compared to $0.7 million for the three months ended June 30, 2023. The period-over-period increase was due to increased membership fees and marketing activities from OEM customers.

eXtend Revenue. eXtend revenue for the three months ended June 30, 2024 decreased $5.6 million, or 17%, to $27.7 million compared to $33.3 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in equipment sales, partially offset by increased construction projects in process or completed, compared to the same prior year period.

Ancillary Revenue. Ancillary revenue for the three months ended June 30, 2024 increased $0.1 million, or 3%, to $2.5 million compared to $2.4 million for the three months ended June 30, 2023. The increase was primarily due to increased revenue from engineering and construction and licensing, partially offset by decreased revenue from equipment sales and research and consulting.

Cost of Sales

Charging Network. Charging network cost of sales for the three months ended June 30, 2024 increased $12.0 million, or 100%, to $24.0 million compared to $12.0 million for the three months ended June 30, 2023. The increase in charging network cost was primarily due to a $8.3 million increase in usage-related energy costs resulting from increased throughput and a $3.7 million increase in fixed charging costs.

Other. Other cost of sales for the three months ended June 30, 2024 decreased $0.6 million, or 2%, to $25.1 million compared to $25.7 million for the three months ended June 30, 2023. The decrease in other cost of sales was primarily due to a decrease of $1.0 million in costs to support eXtend revenue, partially offset by an increase in costs related to ancillary and research-related revenue.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended June 30, 2024 increased $3.9 million, or 53%, to $11.1 million compared to $7.3 million for the three months ended June 30, 2023 due to the growth of EVgo’s charging network.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2024 increased to $6.4 million compared to $5.5 million for the three months ended June 30, 2023 primarily due to increased gross profit from charging revenues, partially offset by decreased eXtend revenue and increased depreciation, net of capital-build amortization. Gross margin for the three months ended June 30, 2024 was 9.6% compared to 10.9% for the three months ended June 30, 2023 primarily due to lower margins from eXtend revenues resulting in a mix shift from higher equipment sales in the three months ended June 30, 2023 to higher construction revenue in the three months ended June 30, 2024, partially offset by higher margins on charging revenue resulting from improved leveraging of charging station costs.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2024 decreased $0.5 million, or 1%, to $33.8 million compared to $34.3 million for the three months ended June 30, 2023. The decrease was primarily driven by a $1.5 million decrease in payroll expenses, partially offset by a $0.9 million increase in loss on disposals.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended June 30, 2024 increased $0.2 million, or 4%, to $5.0 million compared to $4.8 million for the three months ended June 30, 2023. The increase was primarily due to increased amortization related to software, partially offset by decreased amortization of intangible assets.

Operating Loss and Operating Margin

During the three months ended June 30, 2024, EVgo had an operating loss of $32.4 million, a decrease of $1.2 million, or 4%, compared to $33.6 million for the three months ended June 30, 2023. The decrease in operating loss was driven primarily by an increase in gross profit and decreased general and administrative expenses. Operating margin for the three months ended June 30, 2024 was negative 48.6% compared to negative 66.4% for the three months ended June 30, 2023 primarily due to improved leveraging of operating expenses and improved gross margin.

Interest Income

Interest income for the three months ended June 30, 2024 decreased $0.1 million, or 6%, to $2.1 million compared to $2.2 million for the three months ended June 30, 2023. The decrease was due to less cash and cash equivalents held in a high interest rate account by the Company during the three months ended June 30, 2024 compared to the same prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 30, 2024 and 2023 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended June 30, 2024, there was a $0.8 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $9.9 million gain for the three months ended June 30, 2023. The change between periods was primarily due to a lower decrease in the fair value of the warrant and earnout liabilities during the three months ended June 30, 2024 compared to the same prior year period. See “Part I, Item 1. Financial Statements – Note 10 – Fair Value Measurements” for more information.

Income Taxes

For the three months ended June 30, 2024 and 2023, EVgo’s income taxes and effective tax rates were de minimis. As of June 30, 2024 and 2023, EVgo maintained a full valuation allowance on EVgo’s net deferred tax assets.

Net Loss

Net loss for the three months ended June 30, 2024 was $29.6 million, compared to a net loss of $21.5 million for the three months ended June 30, 2023. The change was primarily driven by a $9.1 million impact from changes in the fair values of the warrant and earnout liabilities, which was partially offset by increased gross profit of $0.9 million and a $0.5 million decrease in general and administrative expenses.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The table below presents EVgo’s results of operations:

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Revenue
Charging, retail	$40,662	$15,700	$24,962	159%
Charging, commercial	12,933	4,133	8,800	213%
Charging, OEM	6,370	1,538	4,832	314%
Regulatory credit sales	3,783	2,828	955	34%
Network, OEM	5,050	3,441	1,609	47%
Total charging network	68,798	27,640	41,158	149%
eXtend	46,818	43,573	3,245	7%
Ancillary	6,161	4,639	1,522	33%
Total revenue	121,777	75,852	45,925	61%
Cost of sales
Charging network[1]	43,489	21,988	21,501	98%
Other[1]	43,541	34,669	8,872	26%
Depreciation, net of capital-build amortization	21,508	13,625	7,883	58%
Total cost of sales	108,538	70,282	38,256	54%
Gross profit	13,239	5,570	7,669	138%
Operating expenses
General and administrative	68,053	72,222	(4,169)	(6)%
Depreciation, amortization and accretion	9,943	9,567	376	4%
Total operating expenses	77,996	81,789	(3,793)	(5)%
Operating loss	(64,757)	(76,219)	11,462	15%
Interest income	4,337	4,197	140	3%
Other expense, net	(17)	—	(17)	*
Change in fair value of earnout liability	309	433	(124)	(29)%
Change in fair value of warrant liabilities	2,395	1,011	1,384	137%
Total other income, net	7,024	5,641	1,383	25%
Loss before income tax expense	(57,733)	(70,578)	12,845	18%
Income tax expense	(70)	(42)	(28)	(67)%
Net loss	(57,803)	(70,620)	12,817	18%
Less: net loss attributable to redeemable noncontrolling interest	(37,593)	(50,518)	12,925	26%
Net loss attributable to Class A common stockholders	$(20,210)	$(20,102)	$(108)	(1)%

Gross margin	10.9%	7.3%
Operating margin	(53.2)%	(100.5)%
Network throughput (GWh) on the EVgo Network	119	43
Number of DC Stalls on the EVgo Network (in thousands) as of	3.2	2.5

1 In the fourth quarter of 2023, the Company changed the presentation of cost of sales to disaggregate such costs between “charging network” and “other.” Previously reported amounts have been updated to conform to the current presentation.

* Percent not meaningful.

Revenue

Total revenue for the six months ended June 30, 2024 increased $45.9 million, or 61%, to $121.8 million compared to $75.9 million for the six months ended June 30, 2023. As further discussed below, the increase in revenue was primarily due to a $25.0 million increase in retail charging revenue, an $8.8 million increase in commercial charging revenue, a $4.8 million increase in OEM charging revenue, and a $3.2 million increase in eXtend revenue.

Charging Revenue, Retail. Charging revenue, retail, for the six months ended June 30, 2024 increased $25.0 million, or 159%, to $40.7 million compared to $15.7 million for the six months ended June 30, 2023. Period-over-period growth was primarily due to an overall increase in throughput driven primarily by increased charging volume from a greater number of customers and more throughput per customer.

Charging Revenue, Commercial. Charging revenue, commercial, for the six months ended June 30, 2024 increased $8.8 million, or 213%, to $12.9 million compared to $4.1 million for the six months ended June 30, 2023. Period-over-period growth was primarily due to higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the six months ended June 30, 2024 increased $4.8 million, or 314%, to $6.4 million compared to $1.5 million for the six months ended June 30, 2023. Period-over-period growth was primarily due to an increase in active OEM customers and increased throughput per customer.

Regulatory Credit Sales. Regulatory credit sales for the six months ended June 30, 2024 increased $1.0 million, or 34%, to $3.8 million compared to $2.8 million for the six months ended June 30, 2023 due to the impact of increased throughput, partially offset by decreased market prices.

Network Revenue, OEM. Network revenue, OEM, for the six months ended June 30, 2024 increased $1.6 million, or 47%, to $5.1 million compared to $3.4 million for the six months ended June 30, 2023. The period-over-period increase was primarily due to increased marketing activities and membership fees from OEM customers.

eXtend Revenue. eXtend revenue for the six months ended June 30, 2024 increased $3.2 million, or 7%, to $46.8 million compared to $43.6 million for the six months ended June 30, 2023. The increase was primarily due to an increase in construction projects in process or completed, partially offset by decreased equipment sales, compared to the same prior year period.

Ancillary Revenue. Ancillary revenue for the six months ended June 30, 2024 increased $1.5 million, or 33%, to $6.2 million compared to $4.6 million for the six months ended June 30, 2023. The increase was primarily due to increased revenue from engineering and construction, equipment sales, and licensing, partially offset by decreased revenue from advertising.

Cost of Sales

Charging Network. Charging network cost of sales for the six months ended June 30, 2024 increased $21.5 million, or 98%, to $43.5 million compared to $22.0 million for the six months ended June 30, 2023. The increase in charging network cost was primarily due to a $15.0 million increase in usage-related energy costs resulting from increased throughput and a $6.5 million increase in fixed charging costs.

Other. Other cost of sales for the six months ended June 30, 2024 increased $8.9 million, or 26%, to $43.5 million compared to $34.7 million for the six months ended June 30, 2023. The increase in other cost of sales was primarily due to an increase of $7.3 million in costs to support eXtend revenue and an increase of $1.2 million in costs to support ancillary revenue.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the six months ended June 30, 2024 increased $7.9 million, or 58%, to $21.5 million compared to $13.6 million for the six months ended June 30, 2023 due to the growth of EVgo’s charging network.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2024 increased to $13.2 million compared to $5.6 million for the six months ended June 30, 2023 primarily due to increased gross profit from charging revenues, partially offset by increased depreciation, net of capital-build amortization. Gross margin for the six months ended June 30, 2024 was 10.9% compared to 7.3% for the six months ended June 30, 2023 primarily due to higher margins on charging revenue resulting from improved leveraging of charging station costs, partially offset by lower margins from eXtend revenues resulting in a mix shift from higher equipment sales in the six months ended June 30, 2023 to higher construction revenue in the six months ended June 30, 2024.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2024 decreased $4.2 million, or 6%, to $68.1 million compared to $72.2 million for the six months ended June 30, 2023. The decrease was primarily driven by a $2.3 million decrease in payroll expenses, a $1.8 million decrease in impairment expense, and a $0.8 million decrease in legal and professional services, partially offset by a $1.4 million increase in loss on disposals of property and equipment, net of insurance recoveries.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the six months ended June 30, 2024 increased $0.4 million, or 4%, to $9.9 million compared to $9.6 million for the six months ended June 30, 2023. The increase was primarily due to increased amortization related to software, partially offset by decreased amortization of intangible assets and decreased accretion expense.

Operating Loss and Operating Margin

During the six months ended June 30, 2024, EVgo had an operating loss of $64.8 million, an improvement of $11.5 million, or 15%, compared to $76.2 million for the six months ended June 30, 2023. The decrease in operating loss was driven primarily by an increase in gross profit and decreased general and administrative expenses. Operating margin for the six months ended June 30, 2024 was negative 53.2% compared to negative 100.5% for the six months ended June 30, 2023 primarily due to improved gross margin and improved leveraging of operating expenses.

Interest Income

Interest income for the six months ended June 30, 2024 increased $0.1 million, or 3%, to $4.3 million compared to $4.2 million for the six months ended June 30, 2023. The increase was primarily due to higher interest rates, partially offset by decreased cash held by the Company during the six months ended June 30, 2024 compared to the same prior-year period.

Other Expense, Net

Other expense, net, for the six months ended June 30, 2024 and 2023 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For the six months ended June 30, 2024, there was a $2.7 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $1.4 million gain for the six months ended June 30, 2023. The change between periods was primarily due to a larger decrease in the fair value of the warrant liabilities during the six months ended June 30, 2024, compared to the same prior-year period. See “Part I, Item 1. Financial Statements – Note 10 – Fair Value Measurements” for more information.

Income Taxes

For the six months ended June 30, 2024 and 2023, EVgo’s income taxes and effective tax rates were de minimis. As of June 30, 2024 and 2023, EVgo maintained a full valuation allowance on EVgo’s net deferred tax assets.

Net Loss

Net loss for the six months ended June 30, 2024 was $57.8 million, compared to a net loss of $70.6 million for the six months ended June 30, 2023. The change was primarily driven by increased gross profit of $7.7 million, a $4.2 million decrease in general and administrative expenses, and a $1.3 million impact from changes in the fair values of the warrant and earnout liabilities.

Non-GAAP Financial Measures

This Quarterly Report includes the following non-GAAP financial measures, in each case as defined below: “Charging Network Margin,” “Adjusted Cost of Sales,” “Adjusted Cost of Sales as a Percentage of Revenue,” “Adjusted Gross Profit (Loss),” “Adjusted Gross Margin,” “Adjusted General and Administrative Expenses,” “Adjusted General and Administrative Expenses as a Percentage of Revenue,” “EBITDA,” “EBITDA Margin,” “Adjusted EBITDA,” “Adjusted EBITDA Margin,” and “Capital Expenditures, Net of Capital Offsets.” With respect to Capital Expenditures, Net of Capital Offsets, pursuant to the terms of certain OEM contracts, EVgo is paid well in advance of when revenue can be recognized, and usually, the payment is tied to the number of stalls that commence operations under the applicable contractual arrangement while the related revenue is deferred at the time of payment and is recognized as revenue over time as EVgo provides charging and other services to the OEM and the OEM’s customers. EVgo management therefore uses these measures internally to establish forecasts, budgets, and operational goals to manage and monitor its business, including the cash used for, and the return on, its investment in its charging infrastructure. EVgo believes that these measures are useful to investors in evaluating EVgo’s performance and help to depict a meaningful representation of the performance of the underlying business, enabling EVgo to evaluate and plan more effectively for the future.

Charging Network Margin, Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted General and Administrative Expenses, Adjusted General and Administrative Expenses as a Percentage of Revenue, EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Capital Expenditures, Net of Capital Offsets are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP and the items excluded from or included in these metrics are significant components in understanding and assessing EVgo’s financial performance. These metrics should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

EVgo defines Charging Network Margin as total charging network revenue less charging network cost of sales divided by total charging network revenue. EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation, net of capital-build amortization, and (ii) share-based compensation. EVgo defines Adjusted Cost of Sales as a Percentage of Revenue as Adjusted Cost of Sales as a percentage of revenue. EVgo defines Adjusted Gross Profit (Loss) as revenue less Adjusted Cost of Sales. EVgo defines Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue. EVgo defines Adjusted General and Administrative Expenses as general and administrative expenses before (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) bad debt expense (recoveries), and (iv) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted General and Administrative Expenses as a Percentage of Revenue as Adjusted General and Administrative Expenses as a percentage of revenue. EVgo defines EBITDA as net income (loss) before (i) depreciation, net of capital-build amortization, (ii) amortization, (iii) accretion, (iv) interest income, (v) interest expense, and (vi) income tax expense (benefit). EVgo defines EBITDA Margin as EBITDA as a percentage of revenue. EVgo defines Adjusted EBITDA as EBITDA plus (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) loss (gain) on investments, (iv) bad debt expense (recoveries), (v) change in fair value of earnout liability, (vi) change in fair value of warrant liabilities, and (vii) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. EVgo defines Capital Expenditures, Net of Capital Offsets as capital expenditures adjusted for the following capital offsets: (i) all payments under OEM infrastructure agreements excluding any amounts directly attributable to OEM customer charging credit programs and pass-through of non-capital expense reimbursements, and (ii) proceeds from capital-build funding. The tables below present quantitative reconciliations of these measures to their most directly comparable GAAP measures as described in this paragraph.

The following unaudited table presents a reconciliation of Charging Network Margin, Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP total charging network revenue	$36,444	$14,844	$68,798	$27,640
GAAP charging network cost of sales	23,979	12,009	43,489	21,988
Charging Network Margin	34.2%	19.1%	36.8%	20.4%

GAAP revenue	$66,619	$50,552	$121,777	$75,852
GAAP cost of sales	60,221	45,023	108,538	70,282
GAAP gross profit	$6,398	$5,529	$13,239	$5,570
GAAP cost of sales as a percentage of revenue	90.4%	89.1%	89.1%	92.7%
GAAP gross margin	9.6%	10.9%	10.9%	7.3%

Adjustments:
Depreciation, net of capital-build amortization	$11,149	$7,283	$21,508	$13,625
Share-based compensation	111	41	198	63
Total adjustments	11,260	7,324	21,706	13,688
Adjusted Cost of Sales	$48,961	$37,699	$86,832	$56,594
Adjusted Cost of Sales as a Percentage of Revenue	73.5%	74.6%	71.3%	74.6%

Adjusted Gross Profit	$17,658	$12,853	$34,945	$19,258
Adjusted Gross Margin	26.5%	25.4%	28.7%	25.4%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP revenue	$66,619	$50,552	$121,777	$75,852
GAAP general and administrative expenses	$33,827	$34,333	$68,053	$72,222
GAAP general and administrative expenses as a percentage of revenue	50.8%	67.9%	55.9%	95.2%

Adjustments:
Share-based compensation	$5,291	$8,454	$9,905	$14,859
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	2,757	2,389	5,497	5,849
Bad debt expense	81	56	311	153
Other[1]	66	24	2,218	1,479
Total adjustments	8,195	10,923	17,931	22,340
Adjusted General and Administrative Expenses	$25,632	$23,410	$50,122	$49,882
Adjusted General and Administrative Expenses as a Percentage of Revenue	38.5%	46.3%	41.2%	65.8%

[1]

For the six months ended June 30, 2024, comprised primarily of costs related to the organizational realignment announced by the Company on January 17, 2024. For the six months ended June 30, 2023, comprised primarily of costs related to the previous reorganization of Company resources announced by the Company on February 23, 2023 and the petition filed by EVgo in the Delaware Court of Chancery in February 2023 seeking validation of EVgo's charter and share structure (the "205 Petition").

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP revenue	$66,619	$50,552	$121,777	$75,852

GAAP net loss	$(29,610)	$(21,539)	$(57,803)	$(70,620)
GAAP net loss margin	(44.4%)	(42.6%)	(47.5%)	(93.1%)

Adjustments:
Depreciation, net of capital-build amortization	11,288	7,407	21,764	13,875
Amortization	4,342	4,117	8,805	8,236
Accretion	477	542	882	1,081
Interest income	(2,064)	(2,199)	(4,337)	(4,197)
Income tax expense	57	37	70	42
EBITDA	$(15,510)	$(11,635)	$(30,619)	$(51,583)
EBITDA Margin	(23.3%)	(23.0%)	(25.1%)	(68.0%)

Adjustments:
Share-based compensation	5,402	8,495	10,103	14,922
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	2,757	2,389	5,497	5,849
Loss on investments	—	5	5	4
Bad debt expense	81	56	311	153
Change in fair value of earnout liability	(101)	(2,496)	(309)	(433)
Change in fair value of warrant liabilities	(677)	(7,391)	(2,395)	(1,011)
Other[1]	66	24	2,218	1,479
Total adjustments	7,528	1,082	15,430	20,963
Adjusted EBITDA	$(7,982)	$(10,553)	$(15,189)	$(30,620)
Adjusted EBITDA Margin	(12.0%)	(20.9%)	(12.5%)	(40.4%)

[1]

For the six months ended June 30, 2024, comprised primarily of costs related to the organizational realignment announced by the Company on January 17, 2024. For the six months ended June 30, 2023, comprised primarily of costs related to the previous reorganization of Company resources announced by the Company on February 23, 2023 and the 205 Petition.

The following unaudited table presents a reconciliation of Capital Expenditures, Net of Capital Offsets, to the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP capital expenditures	$24,196	$34,811	$45,267	$100,057

Capital offsets:
OEM infrastructure payments	$5,956	$6,022	$11,782	$9,917
Proceeds from capital-build funding	4,459	2,040	6,139	4,256
Total capital offsets	10,415	8,062	17,921	14,173
Capital Expenditures, Net of Capital Offsets	$13,781	$26,749	$27,346	$85,884

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of June 30, 2024, EVgo had $162.7 million of cash, cash equivalents and restricted cash and working capital of $135.4 million. As of December 31, 2023,

EVgo had $209.1 million of cash, cash equivalents and restricted cash and working capital of $178.1 million. The Company’s net cash outflow for the six months ended June 30, 2024 was $46.4 million. EVgo believes its cash and cash equivalents on hand as of June 30, 2024 are sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

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

Cash Flows

The following table summarizes EVgo’s consolidated cash flows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows used in operating activities	$(6,526)	$(22,525)
Cash flows used in investing activities	(45,115)	(99,898)
Cash flows provided by financing activities	5,231	133,356
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46,410)	$10,933

Operating Activities. Cash used in operating activities for the six months ended June 30, 2024 was $6.5 million compared to $22.5 million for the six months ended June 30, 2023. The year-over-year change primarily reflected a $14.7 million increase in cash flows from operations, an $11.5 million increase in cash inflows from accounts receivable, net, and a $9.0 million increase in cash flows from accounts payable, partially offset by an $8.7 million decrease in cash flows from accrued liabilities, a $7.0 million decrease in cash flows from deferred revenue, and a $2.5 million decrease in cash flows from prepaid expenses, other current assets and other assets.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2024 was $45.1 million, compared to $99.9 million for the six months ended June 30, 2023. The decrease was primarily driven by a decrease in purchases of property, equipment and software.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2024 was $5.2 million compared to $133.4 million for the six months ended June 30, 2023. The decrease was driven primarily by the proceeds from the issuance of Class A common stock in the Company’s underwritten equity offering during 2023.

Working Capital. EVgo’s working capital as of June 30, 2024 was $135.4 million, compared to $178.1 million as of December 31, 2023. The decrease was driven primarily by a $46.4 million decrease in the Company’s cash, cash equivalents and restricted cash and a $6.0 million increase in accounts payable, partially offset by a $3.9 million increase in accounts receivable, capital-build, and a $3.7 million decrease in deferred revenue, current.

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

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see “Part I, Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies” as of and for the three and six months ended June 30, 2024 and 2023.

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

Under the supervision of the Company’s Board of Directors and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “certifying officers”), the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. The certifying officers concluded that, as a result of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2024; accordingly, the Company is implementing additional policies and procedures to remediate these shortcomings as outlined in “Part II, Item 9A. Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

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

Changes in Internal Control Over Financial Reporting

Other than the continued implementation of the remediation policies and procedures described in “Part II, Item 9A. Controls and Procedures” in the Annual Report, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, the following Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●	On May 14, 2024, Badar Khan, the Company’s Chief Executive Officer, terminated a 10b5-1 trading plan that he had previously adopted on December 21, 2023. Mr. Khan’s former plan provided for the sale of up to 246,596 shares of the Company’s Class A Common Stock from May 2024 through November 2024.
●	On June 10, 2024, Mr. Khan entered into a 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act that provides for the sale of up to 595,713 shares of the Company’s Class A common stock between November 2024 and November 2025 (or such earlier time as provided pursuant to the terms of the trading plan). The first possible trade date under the plan is in November 2024.
●	On May 30, 2024, Stephanie Lee, who currently serves as the Company’s Interim Chief Financial Officer, entered into a 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act that provides for the sale of up to 61,088 shares of the Company’s Class A common stock between July 2024 and July 2025 (or such earlier time as provided pursuant to the terms of the trading plan). The first trade under the plan occurred in July 2024.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended June 30, 2024 by any of the Company’s Section 16 officers or directors. Each of the existing Rule 10b5-1 trading arrangements of the Company’s Section 16 officers are in compliance with the Company’s Insider Trading Policy, and any actual sale transactions made pursuant to such trading arrangements were disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

10.1††

Offer Letter Agreement, dated November 3, 2022, between EVgo Services LLC and Stephanie Lee (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2023).

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

August 1, 2024
EVgo Inc.

Date:	August 1, 2024	By:	/s/ Badar Khan
		Name:	Badar Khan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2024	By:	/s/ Stephanie Lee
		Name:	Stephanie Lee
		Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)