Form 10-Q
period 2024-09-30
EVgo Inc.
filed 2024-11-12
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, the Registrant had 107,352,192 shares of Class A common stock and 195,800,000 shares of Class B common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting EVgo’s performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “elect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,” “potential,” “outlook,” “forecast,” “strategy,” “budget,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on EVgo’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in EVgo’s filings with the Securities and Exchange Commission (the “SEC”). Moreover, EVgo operates in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for EVgo to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements EVgo may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:

●	changes adversely affecting EVgo’s business;
●	EVgo’s dependence on the widespread adoption of electric vehicles (“EVs”) and growth of the EV and EV charging markets;
●	competition from existing and new competitors;
●	EVgo’s ability to meet its targeted or specified metrics, expand into new service markets, grow its customer base and manage its operations;
●	the risks associated with cyclical demand for EVgo’s services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in EVgo’s revenue and operating results;
●	EVgo’s and the parties’ ability to satisfy certain technical, legal, environmental and financial conditions, enter into definitive transaction agreements and receive loan funding in connection with and to realize any anticipated benefits and growth from, the conditional commitment for a loan guarantee by the U.S. Department of Energy;
●	unfavorable conditions or disruptions in the capital and credit markets and EVgo’s ability to obtain additional financing on commercially reasonable terms, or at all;
●	EVgo’s ability to generate cash, service indebtedness and incur additional indebtedness;
●	any current, pending or future legislation, regulations or policies that could impact EVgo’s business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs and any reduction, modification or elimination of such programs due to the results of the 2024 Presidential and Congressional elections;
●	EVgo’s ability to adapt its assets and infrastructure to changes in industry and regulatory standards and market demands related to EV charging;
●	impediments to EVgo’s expansion plans, including permitting and utility-related delays;
●	EVgo’s ability to integrate any businesses it acquires;
●	EVgo’s ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	EVgo’s dependence on third parties, including hardware and software vendors and service providers, utilities and permit-granting entities;

●	supply chain disruptions, inflation and other increases in expenses;
●	safety and environmental requirements or regulations that may subject EVgo to increased liabilities or costs;
●	EVgo’s climate-related transition plans, related compliance costs, scenario analysis, internal carbon pricing and/or targets and goals;
●	EVgo’s ability to enter into and maintain valuable partnerships with commercial or public-entity property owners, landlords and/or tenants (collectively “Site Hosts”), original equipment manufacturers (“OEMs”), fleet operators and suppliers;
●	EVgo’s ability to maintain, protect and enhance EVgo’s intellectual property;
●	general economic or political conditions, including the conflicts in Ukraine, Israel and the broader Middle East region, and elevated rates of inflation and associated changes in monetary policy; and
●	other factors detailed under the section entitled “Risk Factors” in EVgo’s periodic filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
(in thousands)	(unaudited)
Assets
Current assets
Cash, cash equivalents and restricted cash	$153,406	$209,146
Accounts receivable, net of allowance of $838 and $1,116 as of September 30, 2024 and December 31, 2023, respectively	35,395	34,882
Accounts receivable, capital-build	15,812	9,297
Prepaid expenses and other current assets	19,292	14,081
Total current assets	223,905	267,406
Property, equipment and software, net	407,650	389,227
Operating lease right-of-use assets	85,609	67,724
Other assets	2,173	2,208
Intangible assets, net	41,297	48,997
Goodwill	31,052	31,052
Total assets	$791,686	$806,614

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$12,583	$10,133
Accrued liabilities	40,283	40,549
Operating lease liabilities, current	6,471	6,018
Deferred revenue, current	31,782	32,349
Other current liabilities	11,146	298
Total current liabilities	102,265	89,347
Operating lease liabilities, noncurrent	79,464	61,987
Earnout liability, at fair value	719	654
Asset retirement obligations	20,109	18,232
Capital-build liability	47,021	35,787
Deferred revenue, noncurrent	70,666	55,091
Warrant liabilities, at fair value	5,656	5,141
Total liabilities	$325,900	$266,239

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2024	2023
(in thousands, except share data)	(unaudited)
Redeemable noncontrolling interest	$810,612	$700,964

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 106,283,709 and 102,935,965 shares outstanding (excluding 718,750 shares subject to possible forfeiture) as of September 30, 2024 and December 31, 2023, respectively	11	10
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 195,800,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	20	20
Additional paid-in capital	—	87,928
Accumulated deficit	(344,857)	(248,547)
Total stockholders’ deficit	(344,826)	(160,589)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$791,686	$806,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue
Charging, retail	$26,656	$13,357	$67,318	$29,057
Charging, commercial	8,622	4,042	21,555	8,175
Charging, OEM	4,305	1,477	10,675	3,015
Regulatory credit sales	2,191	1,807	5,974	4,635
Network, OEM	1,278	1,114	6,328	4,555
Total charging network	43,052	21,797	111,850	49,437
eXtend	21,912	10,475	68,730	54,048
Ancillary	2,571	2,835	8,732	7,474
Total revenue	67,535	35,107	189,312	110,959

Cost of sales
Charging network	28,872	15,556	72,361	37,544
Other	20,753	10,328	64,294	44,997
Depreciation, net of capital-build amortization	11,542	8,619	33,050	22,244
Total cost of sales	61,167	34,503	169,705	104,785
Gross profit	6,368	604	19,607	6,174

Operating expenses
General and administrative	33,114	32,001	101,167	104,223
Depreciation, amortization and accretion	5,043	4,975	14,986	14,542
Total operating expenses	38,157	36,976	116,153	118,765
Operating loss	(31,789)	(36,372)	(96,546)	(112,591)

Interest income	1,809	2,898	6,146	7,095
Other (expense) income, net	(1)	1	(18)	1
Change in fair value of earnout liability	(374)	442	(65)	875
Change in fair value of warrant liabilities	(2,910)	4,774	(515)	5,785
Total other (expense) income, net	(1,476)	8,115	5,548	13,756
Loss before income tax expense	(33,265)	(28,257)	(90,998)	(98,835)
Income tax expense	(25)	—	(95)	(42)
Net loss	(33,290)	(28,257)	(91,093)	(98,877)
Less: net loss attributable to redeemable noncontrolling interest	(21,581)	(18,536)	(59,174)	(69,054)
Net loss attributable to Class A common stockholders	$(11,709)	$(9,721)	$(31,919)	$(29,823)

Net loss per share to Class A common stockholders, basic and diluted	$(0.11)	$(0.09)	$(0.30)	$(0.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2024

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2023	102,936	$10	195,800	$20	$87,928	$(248,547)	$(160,589)
Share-based compensation	—	—	—	—	4,831	—	4,831
Issuance of Class A common stock under share-based compensation plans	2,501	1	—	—	(1)	—	—
Net loss¹	—	—	—	—	—	(9,833)	(9,833)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	191,266	191,266
Balance, March 31, 2024	105,437	11	195,800	20	92,758	(67,114)	25,675
Share-based compensation	—	—	—	—	5,692	—	5,692
Issuance of Class A common stock under share-based compensation plans	308	0	—	—	0	—	—
Net loss²	—	—	—	—	—	(10,377)	(10,377)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(7,395)	—	(7,395)
Balance, June 30, 2024	105,745	11	195,800	20	91,055	(77,491)	13,595
Share-based compensation	—	—	—	—	5,677	—	5,677
Issuance of Class A common stock under share-based compensation plans	539	0	—	—	0	—	—
Net loss³	—	—	—	—	—	(11,709)	(11,709)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(96,732)	(255,657)	(352,389)
Balance, September 30, 2024	106,284	$11	195,800	$20	$—	$(344,857)	$(344,826)

[1]		Excludes $18.4 million of net loss attributable to redeemable noncontrolling interest.
[2]		Excludes $19.2 million of net loss attributable to redeemable noncontrolling interest.
[3]		Excludes $21.6 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2023

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	70,248	$7	195,800	$20	$17,533	$(375,660)	$(358,100)
Share-based compensation	—	—	—	—	5,797	—	5,797
Issuance of Class A common stock under share-based compensation plans	1,156	0	—	—	0	—	—
Net loss¹	—	—	—	—	—	(13,076)	(13,076)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(23,330)	(662,282)	(685,612)
Balance, March 31, 2023	71,404	7	195,800	20	—	(1,051,018)	(1,050,991)
Share-based compensation	—	—	—	—	8,255	—	8,255
Issuance of Class A common stock under the equity offering, net of issuance costs	30,123	3	—	—	123,413	—	123,416
Issuance of Class A common stock under the ATM, net of issuance costs	889	0	—	—	5,746	—	5,746
Issuance of Class A common stock under share-based compensation plans	178	0	—	—	0	—	—
Net loss²	—	—	—	—	—	(7,026)	(7,026)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(137,414)	865,404	727,990
Balance, June 30, 2023	102,594	10	195,800	20	—	(192,640)	(192,610)
Share-based compensation	—	—	—	—	5,129	—	5,129
Issuance of Class A common stock under share-based compensation plans	127	0	—	—	0	—	—
Net loss³	—	—	—	—	—	(9,721)	(9,721)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	137,414	(33,581)	103,833
Balance, September 30, 2023	102,721	$10	195,800	$20	$142,543	$(235,942)	$(93,369)

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

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(91,093)	$(98,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	48,036	36,786
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	6,228	8,065
Share-based compensation	15,473	21,023
Change in fair value of earnout liability	65	(875)
Change in fair value of warrant liabilities	515	(5,785)
Other	5	23
Changes in operating assets and liabilities
Accounts receivable, net	(512)	(14,581)
Prepaid expenses, other current assets and other assets	(2,051)	(289)
Operating lease assets and liabilities, net	45	955
Accounts payable	210	2,781
Accrued liabilities	3,121	2,247
Deferred revenue	15,008	19,196
Other current and noncurrent liabilities	10,525	(450)
Net cash provided by (used in) operating activities	5,575	(29,781)
Cash flows from investing activities
Capital expenditures	(71,102)	(124,085)
Proceeds from insurance for property losses	234	242
Net cash used in investing activities	(70,868)	(123,843)
Cash flows from financing activities
Proceeds from issuance of Class A common stock under the ATM	—	5,828
Proceeds from issuance of Class A common stock under the equity offering	—	128,023
Proceeds from capital-build funding	11,879	7,079
Payments of deferred debt issuance costs	(2,326)	—
Payments of deferred equity issuance costs	—	(5,090)
Net cash provided by financing activities	9,553	135,840
Net decrease in cash, cash equivalents and restricted cash	(55,740)	(17,784)
Cash, cash equivalents and restricted cash, beginning of period	209,146	246,493
Cash, cash equivalents and restricted cash, end of period	$153,406	$228,709

Supplemental disclosure of noncash investing and financing activities
Fair value adjustment to redeemable noncontrolling interest	$168,518	$146,211
Non-cash increase in capital-build liability	$18,032	$12,247
Capital expenditures in accounts payable and accrued liabilities	$13,197	$24,440
Share-based compensation capitalized to property, equipment and software	$1,029	$—
Deferred debt issuance costs in accounts payable and accrued liabilities	$1,016	$—
Non-cash increase in asset retirement obligations	$797	$2,592
Deferred equity issuance costs in accounts payable and accrued liabilities	$—	$23

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

As of September 30, 2024 and December 31, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a voting interest of 64.7% and 65.4%, respectively, of the total outstanding EVgo OpCo Units and an equal number of shares of the Company’s Class B common stock. As of September 30, 2024 and December 31, 2023, the shares of the

Company’s Class B common stock held by EVgo Holdings and the shares of the Company’s Class A common stock held by EVgo Member Holdings collectively represented a voting interest of 66.6% and 67.4%, respectively, in the Company.

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

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The Company had three customers that collectively comprised 50.5% of the Company’s total net accounts receivable as of September 30, 2024. The Company had two customers that collectively comprised 45.7% of the Company’s total net accounts receivable as of December 31, 2023. For the three months ended September 30, 2024 and September 30, 2023, one customer represented 32.1% and 29.6% of total revenue, respectively. For the nine months ended September 30, 2024 and September 30, 2023, one customer represented 36.1% and 49.3% of total revenue, respectively.

For the three months ended September 30, 2024 and September 30, 2023, three and two vendors, respectively, collectively provided 90.8% and 74.9% of EVgo’s total charging equipment, respectively. For the nine months ended September 30, 2024 two vendors collectively provided 86.6% of EVgo’s total charging equipment. For the nine months ended September 30, 2023, one vendor provided 77.6% of EVgo’s total charging equipment.

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

The Company had restricted cash on the Company’s condensed consolidated balance sheets, of $11.4 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively, associated with unused letters of credits related to the construction of its charging stations and one of its operating leases, and certain amounts held in a short-term escrow account. The restrictions related to the short-term escrow account were removed in October 2024, resulting in the release of $11.0 million of restricted cash.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Other accounts receivable of $1.9 million and $2.7 million were included in accounts receivable, net, on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

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

In November 2024, the FASB issued ASU 2024-03, ASC Subtopic 220 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments require that each interim and annual reporting period an entity disclose more information about the components of certain expense captions than is currently disclosed in the financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Note 3 – Revenue Recognition

The following table provides information about contract assets and liabilities from contracts with customers as of:

	September 30,	December 31,	Change
(dollars in thousands)	2024	2023	$	%
Contract assets	$3,953	$1,191	$2,762	232%
Contract liabilities	$102,448	$87,440	$15,008	17%

As of September 30, 2024 there was $4.0 million in contract assets compared to $1.2 million as of December 31, 2023. The balance of contract assets is driven by the difference in timing of when revenue is recognized from performance obligations satisfied in the current reporting period and when amounts are invoiced to the customer. Contract liabilities as of September 30, 2024 increased $15.0 million, or 17%, to $102.4 million compared to $87.4 million as of December 31, 2023. The balance of contract liabilities is driven by the difference in timing between when cash is received pursuant to a contract and when the Company’s performance obligations under the contract are satisfied.

The following table provides the activity for the contract liabilities recognized:

(in thousands)
Balance as of December 31, 2023	$87,440
Additions	106,185
Recognized in revenue	(90,511)
Marketing activities recognized on a net basis	(666)
Balance as of September 30, 2024	$102,448

Revenues include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Amounts included in the beginning of period contract liabilities balance	$3,011	$9,305	$19,896	$15,865
Amounts associated with performance obligations satisfied in previous periods	$—	$141	$42	$166

It is anticipated that deferred revenue as of September 30, 2024 will be recognized in the following periods ending December 31:

(in thousands)
2024	$4,593
2025	11,664
2026	10,731
2027	18,227
Thereafter	34,978
$80,193

As of September 30, 2024, there was $12.7 million in consideration received for charging credits, for which the timing of revenue recognition is uncertain. The Company expects to recognize revenue for these amounts as customers use their charging credits over the next 3 years.

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of September 30, 2024 and December 31, 2023, there were $9.5 million and $26.4 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

Note 4 – Lease Accounting

Lessee Accounting

The Company has entered into agreements with Site Hosts, which allow the Company to operate charging stations on the Site Hosts’ property. Additionally, the Company leases offices, a warehouse and laboratory space under agreements with third-party landlords. The agreements with the Site Hosts and landlords are deemed to be operating leases. Original lease terms generally range from one to 15 years and certain leases contain renewal options that can extend the term for up to an additional 10 years. The Company has not entered into any finance leases.

The Company has estimated operating lease commitments of $29.8 million for leases where the Company has not yet taken possession of the underlying asset as of September 30, 2024. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of September 30, 2024.

The Company’s lease costs consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs
Charging network cost of sales	$2,934	$1,731	$8,084	$4,522
General and administrative expenses	1,167	1,073	3,340	3,513
Variable lease costs
Charging network cost of sales	723	559	1,836	1,376
General and administrative expenses	37	44	103	101
Short-term lease costs	—	10	—	69
	$4,861	$3,417	$13,363	$9,581

As of September 30, 2024, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2024	$2,788
2025	14,806
2026	14,439
2027	13,931
2028	13,699
Thereafter	69,698
Total undiscounted operating lease payments	129,361
Less: imputed interest	(43,426)
Total discounted operating lease liabilities	$85,935

Other supplemental and cash flow information consisted of the following:

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
Weighted-average remaining lease term (in years)	9.0	8.3
Weighted-average discount rate	9.4%	8.8%
Cash paid for amounts included in measurement of operating lease liabilities	$11,061	$2,374
ROU assets obtained in exchange for new operating lease liabilities	$24,490	$5,546

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

The Company’s operating lease income consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Operating lease income:
Charging, commercial revenue	$435	$542	$1,744	$1,534
Sublease income:
Ancillary revenue	332	403	812	937
	$767	$945	$2,556	$2,471

As of September 30, 2024, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2024	$349
2025	1,239
2026	910
2027	667
2028	334
$3,499

The components of charging equipment, charging stations, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, and operating lease ROU assets were as follows as of:

	September 30,	December 31,
(in thousands)	2024	2023
Charging station equipment and installation costs	$5,955	$5,941
Less: accumulated depreciation	(2,067)	(1,307)
Property and equipment, net	$3,888	$4,634

Operating lease ROU assets	$12,309	$11,764

Note 5 – Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following as of:

	September 30,	December 31,
(in thousands)	2024	2023
Charging station installation costs	$250,164	$198,513
Charging station equipment	164,061	130,232
Construction in process	72,428	91,803
Charging equipment	33,753	38,473
Software	22,027	20,743
Office equipment, vehicles and other	1,458	1,801
Total property, equipment and software	543,891	481,565
Less accumulated depreciation and amortization	(136,241)	(92,338)
Property, equipment and software, net	$407,650	$389,227

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Cost of sales
Depreciation of property and equipment	$14,160	$10,328	$39,914	$27,214
Amortization of capital-build liability	(2,618)	(1,709)	(6,864)	(4,970)
General and administrative expenses
Depreciation of property and equipment	164	127	420	377
Amortization of software	1,806	1,361	5,459	3,789
Impairment expense	576	1,789	4,637	7,614
Loss on disposal of property and equipment, net of insurance recoveries	155	427	1,591	451
	$14,243	$12,323	$45,157	$34,475

Note 6 – Intangible Assets, Net

Intangible assets, net, consisted of the following as of September 30, 2024:

				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(16,288)	$25,212	7.3 years
Customer relationships	19,000	(18,228)	772	0.3 years
Developed technology	14,000	(4,415)	9,585	9.8 years
User base	11,000	(8,871)	2,129	0.8 years
Trade name	5,000	(1,401)	3,599	11.8 years
	$90,500	$(49,203)	$41,297

Amortization of intangible assets was $2.5 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively. Amortization of intangible assets was $7.7 million and $8.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 7 – Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)
Balance as of December 31, 2023	$18,232
Liabilities incurred	797
Accretion expense	1,407
Liabilities settled	(327)
Balance as of September 30, 2024	$20,109

Note 8 – Equity

ATM Program

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of September 30, 2024, the Company had $183.5 million of remaining capacity under the ATM Program.

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

General Motors Agreement

On July 20, 2020, EVgo entered into a contract with GM (as amended from time to time, the “GM Agreement”) to build fast charger stalls that EVgo will own and operate as part of the Company’s public network. The GM Agreement has been amended several times, to among other things, expand the overall number of charger stalls to be installed from 2,750 to 2,850, adjust charger stall installation targets, extend the completion deadline to June 30, 2028, provide for a payment of $7,000,000 in December 2022 in exchange for EVgo’s agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and additional payments for changes to GM’s charger branding, and maintain a specified uptime percentage (described below) over the term of the agreement. In the most recent amendment to the GM Agreement, a certain portion of the charger stalls that EVgo is required to build are required to have additional specifications (“Flagship Stalls”). Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on charger stalls installed.

Under the GM Agreement, EVgo is required to install a total of 2,850 charger stalls by June 30, 2028, 67.9% of which were required to be and were installed by September 30, 2024. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers. The contract is accounted for under ASC 606, which includes performance obligations related to reservations, memberships, and branding. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

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

Nissan Agreements

EVgo executed an agreement with Nissan North America, Inc. (“Nissan”) in June 2019 (the “Nissan Agreement”), that provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. The Nissan Agreement has been amended several times to, among other things, adjust the allocation of the value of unused charging credits and to provide new offerings for purchasers or lessees of certain Nissan EV models. Under the joint-marketing activities provisions of the Nissan Agreement, EVgo was obligated to spend a specified amount annually on joint-marketing activities that were mutually agreed-upon with Nissan until March 1, 2024. Under the charging credit program provisions in the Nissan Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. Until March 1, 2024, in the event a participant did not use the entire amount of the allocated charging credit or if the annual charging credit pool was not exhausted within a specific period, a portion of the remaining dollar value of such credit rolled over to subsequent periods, and a portion was retained by the Company. After March 1,

2024, Nissan is required to make additional payments to the extent needed to support charging credits for new enrollees, and unused funds from such additional payments will be returned to Nissan at the end of the term. For Nissan EV purchasers or lessees receiving unlimited charging, the Company receives an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan Agreement required the Company to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlined the build timelines for the chargers to be constructed (the “Build Schedule”). EVgo fulfilled its capital-build program obligations under the Nissan Agreement. The contract is accounted for under ASC 606, which includes performance obligations related to memberships, charging credits and joint marketing activities. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

Nissan has the right to terminate the Nissan Agreement, without penalty or obligation of any kind, upon 30 days’ written notice if it is unable to secure funding to make payments required under the Nissan Agreement. Nissan receives budget approvals annually from Nissan Motor Company Limited. Nissan has fulfilled its annual payment obligations under the Nissan Agreement.

Indemnifications and Guarantees

In the normal course of business and in conjunction with certain agreements, the Company has entered into contractual arrangements through which we may be obligated to indemnify the other party with respect to certain matters. These arrangements can include provisions whereby we have joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. In addition, our arrangements may include warranties that our services will substantially operate in accordance with the stated requirements. Indemnification provisions are also included in arrangements under which EVgo agrees to hold the indemnified party harmless with respect to third-party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.

The Company also has indemnification obligations to other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. EVgo has agreed to indemnify against losses arising from a breach of representations or covenants or out of intellectual property infringement or the occurrence of certain specified conditions or other claims made against certain parties. These agreements may limit the time or circumstances within which an indemnification claim can be made and the amount of the claim. Historically, indemnity payments made by us have not had a material effect on our condensed consolidated financial statements. In addition, the Company has entered into indemnification agreements with our officers and directors, and our Amended and Restated Bylaws contain similar indemnification obligations to our agents.

To date, EVgo has not been required to make any significant payment under any of the arrangements described above. The Company has assessed the current status of performance/payment risk related to arrangements with limited guarantees, warranty obligations, unspecified limitations, indemnification provisions, letters of credit and surety bonds, and believes that any potential payments would be immaterial to the condensed consolidated financial statements, as a whole.

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

Purchase Commitments

As of September 30, 2024, EVgo had $38.0 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, of which $34.4 million were short-term in nature. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of:

	September 30,		December 31,
	2024		2023
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$121,125	1	$186,125
Liabilities
Earnout liability	3	$719	3	$654
Warrant liability – Public Warrants	1	4,671	1	4,245
Warrant liability – Private Placement Warrants	3	985	3	896
Total liabilities		$6,375		$5,795

The earnout liability was valued using a Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability were as follows as of:

	September 30,	December 31,
	2024	2023
Stock price	$4.14	$3.58
Risk-free interest rate	3.7%	4.1%
Expected restriction period (in years)	1.7	2.5
Expected volatility	71%	63%
Dividend rate	—%	—%

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

As of September 30, 2024, the Private Placement Warrants were valued using a Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo simulation methodology are as follows as of:

	September 30,	December 31,
	2024	2023
Stock price	$4.14	$3.58
Risk-free interest rate	3.7%	4.1%
Expected term (in years)	1.8	2.5
Expected volatility	71%	63%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2023	$654	$896
Change in fair value of liability	65	89
Fair value as of September 30, 2024	$719	$985

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2024 and December 31, 2023.

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

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of September 30, 2024 and December 31, 2023.

The Company files a U.S. federal income tax return and income tax returns in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law and offers tax incentives targeting energy transition and renewables. The alternative fuel refueling property credit under Section 30C  of the Internal Revenue Code, which includes electric vehicle charging stations (“30C Credit”), was reinstated in 2022 and extended to apply to any property placed in service beginning January 1, 2023 and before January 1, 2033. The credit amount is calculated as 6% of the eligible costs of the alternative fuel refueling property with a potential higher tax credit rate of 30% of the eligible costs of the alternative fuel refueling property if specified prevailing wage and registered apprenticeship requirements are met during construction of the property, with a maximum credit amount of $100,000 per item of property. Under the IRA 30C Credits may be transferred for cash consideration in the taxable year the credit is generated. The U.S. Department of the Treasury and the Internal Revenue Service have been granted broad authority to issue regulations or guidance that could clarify how these tax credits are calculated. The Company is continuing to evaluate the financial impact of the IRA as additional information becomes available. The Company has elected to account for these credits under ASC Topic 740, Income Taxes, and disregards expected transfers in assessing realizability as part of the valuation allowance analysis. The Company will instead recognize such amounts upon transfer of control over the 30C Credits. During the three and nine months ended September 30, 2024, the Company transferred EVgo OpCo’s 2023 30C Credits for proceeds, net of estimated transaction costs, of $9.0 million. The Company has not recognized any income tax benefits related to the transfers of any 2023 30C Credits as of September 30, 2024 as the Company retains substantive indemnification risks. The Company did not transfer any 30C credits during the three and nine months ended September 30, 2023.

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

Amounts payable by the Company under the Tax Receivable Agreement are accrued through a charge to income when it is probable that a liability has been incurred and the amount is estimable. As of September 30, 2024, no transactions have occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

Note 13 – Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Other cost of sales	$79	$58	$277	$121
General and administrative expenses	5,291	6,043	15,196	20,902
Total share-based compensation expense	$5,370	$6,101	$15,473	$21,023

During the three months ended September 30, 2023, the Company entered into a transition agreement with Catherine Zoi and certain other parties in connection with Ms. Zoi’s anticipated resignation as the Company’s Chief Executive Officer. Pursuant to the transition agreement, subject to certain conditions, Ms. Zoi shall be deemed to have remained in continuous employment with the Company or its affiliates through April 30, 2024 (the “Separation Date”), for purposes of vesting, settlement, and exercisability of her outstanding and unvested Company RSUs and stock options, and Ms. Zoi shall vest in her Time Vesting Incentive Units (as defined below) on January 16, 2024. Ms. Zoi will additionally vest in her Sale Vesting Incentive Units (as defined below) upon the consummation of a sale of the Company during the six month period following Ms. Zoi’s Separation Date, if such a sale transaction were to occur. The Company determined that these provisions represented a modification of the existing awards, resulting in the cumulative compensation cost recognized for the original RSU, stock option, and Time Vesting Incentive Unit awards being zero immediately prior to the modification as none of the awards were otherwise expected to vest. The incremental fair value of the modified RSU, stock option and Time Vesting Incentive Unit awards of $4.2 million were recognized over the period from the modification date to the Separation Date. The incremental fair value of the modified Sale Vesting Incentive Unit awards was $6.1 million.

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, stockholders approved the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which had been previously approved by the Board of Directors. The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of September 30, 2024, there were 12,638,937 shares of Class A common stock remaining available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of September 30, 2024.

Stock Options

The following table summarizes stock option activity under the 2021 Incentive Plan for the nine months ended September 30, 2024:

			Weighted
	Shares	Weighted	Average
	Underlying	Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2023	1,058	$8.66	7.6 years	$—
Forfeited	(250)	$8.59
Expired	(282)	$10.18
Outstanding as of September 30, 2024	526	$7.88	7.0 years	$—

Exercisable as of September 30, 2024	228	$9.90	4.9 years	$—

As of September 30, 2024, the Company’s unrecognized share-based compensation expense related to stock options was approximately $0.3 million, which is expected to be recognized over a period of 1.1 years. No stock options were granted or exercised during the nine months ended September 30, 2024.

Restricted Stock Units

Service-Based Awards

The table below represents the Company’s restricted stock unit (“RSU”) activity under the 2021 Incentive Plan during the nine months ended September 30, 2024:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	9,051	$5.85
Granted	9,101	$2.63
Vested	(3,348)	$6.28
Forfeited	(2,265)	$4.19
Nonvested and outstanding as of September 30, 2024	12,539	$3.70

The total fair value of RSUs vested during the nine months ended September 30, 2024 was $8.3 million. As of September 30, 2024, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $22.6 million, which is expected to be recognized over a period of 1.5 years.

Market-Based Awards

The Company has granted certain nonvested market-based restricted stock units (“MSUs”), which are subject to market-based performance targets related to the attainment of certain stock price levels in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date over a period of three years from the date of grant. Compensation expense for such nonvested stock units is recognized on a straight-line basis over the longer of the explicit service period or the derived service period for the market condition, regardless of whether the market condition has been satisfied. The table below represents the Company’s MSU activity under the 2021 Incentive Plan for the nine months ended September 30, 2024:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	704	$2.25
Granted	317	$2.29
Forfeited	(83)	$2.50
Nonvested as of September 30, 2024	938	$2.24

No MSUs vested during the nine months ended September 30, 2024. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. The following assumptions were used for the grants issued during the nine months ended September 30, 2024.

Risk-free interest rate	3.9 to 4.0%
Expected dividend yield	—%
Expected volatility	85 to 88%
Cost of equity	13.6%
Remaining time to performance period end date (in years)	5.0 to 5.2

As of September 30, 2024, the Company’s unrecognized share-based compensation expense related to unvested MSUs was approximately $1.3 million, which is expected to be recognized over a period of 1.5 years.

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

The table below represents the Company’s PSU activity under the 2021 Incentive Plan for the nine months ended September 30, 2024:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	—	$—
Granted	1,859	$2.92
Forfeited	(250)	$2.90
Nonvested as of September 30, 2024	1,609	$2.93

No PSUs vested during the nine months ended September 30, 2024. As of September 30, 2024, the Company’s unrecognized share-based compensation expense related to unvested PSUs was approximately $3.8 million, which is contingent upon meeting the performance objectives.

EVgo Management Holdings, LLC Incentive Units

Following the Holdco Merger and prior to the CRIS Business Combination, all employees of EVgo Services employed at that time received share-based compensation in the form of units in EVgo Management Holdings, LLC (“EVgo Management”) designed to track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). Of each individual grant of Incentive Units, 65% of the grant was designated as time vesting (the “Time Vesting Incentive Units”) and the remaining 35% of the grant was designated as sale vesting (the “Sale Vesting Incentive Units”). The Time Vesting Incentive Units vest annually and equally over a period of four years from the date of grant. Sale Vesting Incentive Units vest based upon the achievement of certain trigger events relating to the sale of EVgo Holdings. Presented below is a summary of the activity of the Company’s Incentive Units during the nine months ended September 30, 2024:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Nonvested as of December 31, 2023	252	$37.03
Vested	(57)	$15.53
Forfeited	(133)	$52.04
Nonvested as of September 30, 2024	62	$24.81

As of September 30, 2024, the Company’s unrecognized share-based compensation expense related to unvested Time Vesting Incentive Units was approximately $0.1 million, which is expected to be recognized over a period of 0.3 years.

Note 14 – Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net loss	$(33,290)	$(28,257)	$(91,093)	$(98,877)
Less: net loss attributable to redeemable noncontrolling interest	(21,581)	(18,536)	(59,174)	(69,054)
Net loss attributable to Class A common stockholders	(11,709)	(9,721)	(31,919)	(29,823)
Less: net loss attributable to participating securities	(79)	(68)	(216)	(246)
Net loss attributable to Class A common stockholders, basic and diluted	$(11,630)	$(9,653)	$(31,703)	$(29,577)

Denominator
Weighted average common stock outstanding	106,925	103,406	106,210	87,168
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)	(719)	(719)
Weighted average common stock outstanding, basic and diluted	106,206	102,687	105,491	86,449

Net loss per share – basic and diluted	$(0.11)	$(0.09)	$(0.30)	$(0.34)

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

	Three and Nine Months Ended
	September 30,
(in thousands)	2024	2023
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	12,539	8,264
PSUs	1,609	—
Stock options	526	1,285
	32,772	27,647

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS because their vesting threshold (i.e., the $15.00 triggering event) had not yet been met as of September 30, 2024 and 2023. There were approximately 0.9 million shares of MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of September 30, 2024.

Note 15 – Redeemable Noncontrolling Interest

As of September 30, 2024 and December 31, 2023, EVgo Holdings held 195,800,000 EVgo OpCo Units, representing a 64.8% and a 65.5% economic ownership interest, respectively, in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and that same number of shares of the Company’s Class B common stock, representing a 64.7% and a 65.4% voting interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 12).

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

The following is a reconciliation of changes in the redeemable noncontrolling interest for the nine months ended September 30, 2024:

(in thousands)
Balance as of December 31, 2023	$700,964
Net loss attributable to redeemable noncontrolling interest	(59,174)
Equity-based compensation attributable to redeemable noncontrolling interest	304
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	168,518
Balance as of September 30, 2024	$810,612

Note 16 – Subsequent Event

On October 3, 2024, the U.S. Department of Energy (“DOE”) Loan Programs Office (“LPO”) announced that EVgo  received conditional commitment for a loan guarantee of up to $1.05 billion of debt financing under its Title 17 program to accelerate expansion of EVgo’s fast charging network across the U.S. The proposed financing will be provided directly by the Federal Financing Bank as a loan, guaranteed by DOE, and structured as a limited recourse project financing. While this conditional commitment indicates DOE’s intent to finance the project, DOE and the Company must satisfy certain technical, legal, environmental, and financial conditions and DOE must complete environmental review before the DOE decides whether to enter into definitive financing documents and fund the loan. The Company is working to satisfy the required conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of EVgo’s consolidated results of operations and financial condition. The discussion should be read in conjunction with EVgo’s unaudited condensed consolidated financial statements and the related notes thereto as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 included elsewhere in this Quarterly Report, and the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause EVgo’s actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.

Overview

EVgo is a leader in EV charging solutions, building and operating the infrastructure and tools to expedite the mass adoption of EVs for individual drivers, rideshare and commercial fleets, and businesses. EVgo is one of the nation’s largest public fast charging networks, featuring over 1,000 fast charging locations across more than 40 states, including stations built through EVgo eXtend, its white label service offering. EVgo is expected to accelerate transportation electrification through partnerships with automakers, fleet and rideshare operators, retail hosts such as grocery stores, shopping centers, and gas stations, policy leaders, and other organizations.

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

Recent Developments

Geopolitical and Macroeconomic Environment

During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors, such as the conflict between Russia and Ukraine and the conflict between Israel and the broader Middle East region have led to disruptions, instability and volatility in global markets and industries and will likely continue to lead to, geopolitical instability, market uncertainty and supply disruptions. Additionally, recent inflationary pressures have resulted in and may continue to result in increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Notwithstanding the current easing of inflation and general improvement in the macroeconomic environment, EVgo remains vigilant of factors that may have the effects of raising the cost of capital and depressing economic growth.

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

Government EV Initiatives

In order to encourage the use of EVs, the U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives that promote EV adoption and related EV charging infrastructure. EVgo believes the promotion of EVs and the installation of related EV charging infrastructure will continue in part due to the ongoing implementation of the Infrastructure Investment and Jobs Act (the “Bipartisan Infrastructure Law”) and the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which included extensions, expansions and revisions of various tax credits relating to EVs and EV charging infrastructure and may provide more flexibility and options in monetizing such credits. In particular, the Inflation Reduction Act (i) expanded and extended tax credits for EV charging infrastructure and new EVs while also amending rules for vehicles to qualify for such credits, (ii) introduced tax credits for used EVs and commercial EVs and (iii) introduced the concept of transferability for certain tax credits, providing an additional option to monetize such credits.

However, tax incentives may expire, grant programs will end when the allocated funding from the Bipartisan Infrastructure Law is exhausted, or may be impacted as a matter of regulatory or legislative policy. For example, the results of the 2024 Presidential and Congressional elections and resulting legislative or regulatory actions, if pursued, could impact the availability or value of these incentives. Further, the impact of the Inflation Reduction Act and other government EV initiatives, including regulatory requirements and restrictions that may impact the ability of EVgo and its competitors to take advantage of such initiatives, cannot be known with any certainty at this time, and EVgo may not reap any or all of the expected benefits of the Inflation Reduction Act or the Bipartisan Infrastructure Law if material changes are made to these laws or the regulations issued thereunder, which could negatively affect the EV market and adversely impact EVgo’s business operations and expansion potential.

In addition, a number of states offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. Additionally, in many states, utilities offer rebates or other incentive programs, typically called “make-ready” programs, to incentivize the development of EV charging infrastructure.

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

The following table presents network throughput and the number of DC Stalls on the EVgo Network:

	September 30,
	2024	2023
Network throughput (GWh) on the EVgo Network for the three months ended	78	37
Network throughput (GWh) on the EVgo Network for the nine months ended	197	80
Number of DC Stalls on the EVgo Network (in thousands) as of	3.4	2.7

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The table below presents EVgo’s results of operations:

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Revenue
Charging, retail	$26,656	$13,357	$13,299	100%
Charging, commercial	8,622	4,042	4,580	113%
Charging, OEM	4,305	1,477	2,828	191%
Regulatory credit sales	2,191	1,807	384	21%
Network, OEM	1,278	1,114	164	15%
Total charging network	43,052	21,797	21,255	98%
eXtend	21,912	10,475	11,437	109%
Ancillary	2,571	2,835	(264)	(9)%
Total revenue	67,535	35,107	32,428	92%
Cost of sales
Charging network[1]	28,872	15,556	13,316	86%
Other[1]	20,753	10,328	10,425	101%
Depreciation, net of capital-build amortization	11,542	8,619	2,923	34%
Total cost of sales	61,167	34,503	26,664	77%
Gross profit	6,368	604	5,764	954%
Operating expenses
General and administrative	33,114	32,001	1,113	3%
Depreciation, amortization and accretion	5,043	4,975	68	1%
Total operating expenses	38,157	36,976	1,181	3%
Operating loss	(31,789)	(36,372)	4,583	13%

Interest income	1,809	2,898	(1,089)	(38)%
Other (expense) income, net	(1)	1	(2)	(200)%
Change in fair value of earnout liability	(374)	442	(816)	(185)%
Change in fair value of warrant liabilities	(2,910)	4,774	(7,684)	(161)%
Total other (expense) income, net	(1,476)	8,115	(9,591)	(118)%
Loss before income tax expense	(33,265)	(28,257)	(5,008)	(18)%
Income tax expense	(25)	—	(25)	*
Net loss	(33,290)	(28,257)	(5,033)	(18)%
Less: net loss attributable to redeemable noncontrolling interest	(21,581)	(18,536)	(3,045)	(16)%
Net loss attributable to Class A common stockholders	$(11,709)	$(9,721)	$(1,988)	(20)%

Gross margin	9.4%	1.7%
Operating margin	(47.1)%	(103.6)%
Network throughput (GWh)	78	37
Number of DC Stalls on the EVgo Network (in thousands) as of	3.4	2.7

1 In the fourth quarter of 2023, the Company changed the presentation of cost of sales to disaggregate such costs between “charging network” and “other.” Previously reported amounts have been updated to conform to the current presentation.

* Percentage not meaningful.

Revenue

Total revenue for the three months ended September 30, 2024 increased $32.4 million, or 92%, to $67.5 million compared to $35.1 million for the three months ended September 30, 2023. As further discussed below, the increase in revenue was primarily due to a $13.3 million increase in retail charging revenue, an $11.4 million increase in eXtend revenue, a $4.6 million increase in commercial charging revenue, and a $2.8 million increase in OEM charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the three months ended September 30, 2024 increased $13.3 million, or 100%, to $26.7 million compared to $13.4 million for the three months ended September 30, 2023. Period-over-period growth was primarily due to an overall increase in throughput driven primarily by increased charging volume from a greater number of customers and more throughput per customer and, to a lesser extent, price increases.

Charging Revenue, Commercial. Charging revenue, commercial, for the three months ended September 30, 2024 increased $4.6 million, or 113%, to $8.6 million compared to $4.0 million for the three months ended September 30, 2023. Period-over-period growth was primarily due to higher charging volumes by the Company’s public fleet customers and, to a lesser extent, price increases.

Charging Revenue, OEM. Charging revenue, OEM, for the three months ended September 30, 2024 increased $2.8 million, or 191%, to $4.3 million compared to $1.5 million for the three months ended September 30, 2023. Period-over-period growth was primarily due to an increase in active OEM customers and increased throughput per customer.

Regulatory Credit Sales. Regulatory credit sales for the three months ended September 30, 2024 increased $0.4 million, or 21%, to $2.2 million compared to $1.8 million for the three months ended September 30, 2023 due to the impact of increased throughput, partially offset by decreased market prices.

Network Revenue, OEM. Network revenue, OEM, for the three months ended September 30, 2024 increased $0.2 million, or 15%, to $1.3 million compared to $1.1 million for the three months ended September 30, 2023. The period-over-period increase was due to increased marketing activities and membership fees from OEM customers, partially offset by decreased breakage.

eXtend Revenue. eXtend revenue for the three months ended September 30, 2024 increased $11.4 million, or 109%, to $21.9 million compared to $10.5 million for the three months ended September 30, 2023. The increase was primarily due to an increase in construction projects in process or completed, partially offset by decreased equipment sales, compared to the same prior-year period.

Ancillary Revenue. Ancillary revenue for the three months ended September 30, 2024 decreased $0.3 million, or 9%, to $2.6 million compared to $2.8 million for the three months ended September 30, 2023. The decrease was primarily due to decreased engineering and construction services.

Cost of Sales

Charging Network. Charging network cost of sales for the three months ended September 30, 2024 increased $13.3 million, or 86%, to $28.9 million compared to $15.6 million for the three months ended September 30, 2023. The increase in charging network cost was primarily due to a $9.0 million increase in usage-related energy costs resulting from increased throughput and a $4.3 million increase in non-energy charging costs.

Other. Other cost of sales for the three months ended September 30, 2024 increased $10.4 million, or 101%, to $20.8 million compared to $10.3 million for the three months ended September 30, 2023. The increase in other cost of sales was primarily due to an increase in costs related to eXtend, partially offset by a decrease of $0.4 million in costs related to ancillary revenue.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended September 30, 2024 increased $2.9 million, or 34%, to $11.5 million compared to $8.6 million for the three months ended September 30, 2023 due to the growth of EVgo’s charging network.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2024 increased to $6.4 million compared to $0.6 million for the three months ended September 30, 2023 primarily due to increased gross profit from charging revenues and eXtend revenue, partially offset by increased depreciation, net of capital-build amortization. Gross margin for the three months ended September 30, 2024 was 9.4% compared to 1.7% for the three months ended September 30, 2023 primarily due to higher margins from charging revenue resulting from improved leveraging of charging station costs, partially offset by lower margins due to decreased contributions from higher margin ancillary revenues and regulatory credit sales in the three months ended September 30, 2024 compared to the same prior-year period.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2024 increased $1.1 million, or 3%, to $33.1 million compared to $32.0 million for the three months ended September 30, 2023. The increase was primarily driven by a $1.0 million increase in payroll due to an increase in the overall headcount during the three months ended September 30, 2024 compared to the same prior-year period and a $0.7 million increase in legal and professional services, partially offset by a $1.2 million decrease in impairment expense.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended September 30, 2024 and 2023 was $5.0 million.

Operating Loss and Operating Margin

During the three months ended September 30, 2024, EVgo had an operating loss of $31.8 million, a decrease of $4.6 million, or 13%, compared to $36.4 million for the three months ended September 30, 2023. The decrease in operating loss was driven primarily by an increase in gross profit, partially offset by increased general and administrative expenses. Operating margin for the three months ended September 30, 2024 was negative 47.1% compared to negative 103.6% for the three months ended September 30, 2023 primarily due to improved leveraging of operating expenses and gross margin.

Interest Income

Interest income for the three months ended September 30, 2024 decreased $1.1 million, or 38%, to $1.8 million compared to $2.9 million for the three months ended September 30, 2023. The decrease was due primarily to less cash and cash equivalents held in a high interest rate account by the Company and, to a lesser extent, lower interest rates during the three months ended September 30, 2024 compared to the same prior year period.

Other (Expense) Income, Net

Other (expense) income, net, for the three months ended September 30, 2024 and 2023 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended September 30, 2024, there was a $3.3 million loss resulting from the change in fair values of warrant and earnout liabilities compared to a $5.2 million gain for the three months ended September 30, 2023. The change between periods was primarily due to an increase in the fair value of the warrant and earnout liabilities during the three months ended September 30, 2024 compared to a decrease during the same prior-year period. See “Part I, Item 1. Financial Statements – Note 10 – Fair Value Measurements” for more information.

Income Taxes

For the three months ended September 30, 2024 and 2023, EVgo’s income taxes and effective tax rates were de minimis. As of September 30, 2024 and 2023, EVgo maintained a full valuation allowance on EVgo’s net deferred tax assets.

Net Loss

Net loss for the three months ended September 30, 2024 was $33.3 million, compared to a net loss of $28.3 million for the three months ended September 30, 2023. The change was primarily driven by an $8.5 million impact from changes in the fair values of the warrant and earnout liabilities and a $1.1 million increase in general and administrative expenses, partially offset by increased gross profit of $5.8 million.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The table below presents EVgo’s results of operations:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Revenue
Charging, retail	$67,318	$29,057	$38,261	132%
Charging, commercial	21,555	8,175	13,380	164%
Charging, OEM	10,675	3,015	7,660	254%
Regulatory credit sales	5,974	4,635	1,339	29%
Network, OEM	6,328	4,555	1,773	39%
Total charging network	111,850	49,437	62,413	126%
eXtend	68,730	54,048	14,682	27%
Ancillary	8,732	7,474	1,258	17%
Total revenue	189,312	110,959	78,353	71%
Cost of sales
Charging network[1]	72,361	37,544	34,817	93%
Other[1]	64,294	44,997	19,297	43%
Depreciation, net of capital-build amortization	33,050	22,244	10,806	49%
Total cost of sales	169,705	104,785	64,920	62%
Gross profit	19,607	6,174	13,433	218%
Operating expenses
General and administrative	101,167	104,223	(3,056)	(3)%
Depreciation, amortization and accretion	14,986	14,542	444	3%
Total operating expenses	116,153	118,765	(2,612)	(2)%
Operating loss	(96,546)	(112,591)	16,045	14%

Interest income	6,146	7,095	(949)	(13)%
Other (expense) income, net	(18)	1	(19)	*
Change in fair value of earnout liability	(65)	875	(940)	(107)%
Change in fair value of warrant liabilities	(515)	5,785	(6,300)	(109)%
Total other income, net	5,548	13,756	(8,208)	(60)%
Loss before income tax expense	(90,998)	(98,835)	7,837	8%
Income tax expense	(95)	(42)	(53)	(126)%
Net loss	(91,093)	(98,877)	7,784	8%
Less: net loss attributable to redeemable noncontrolling interest	(59,174)	(69,054)	9,880	14%
Net loss attributable to Class A common stockholders	$(31,919)	$(29,823)	$(2,096)	(7)%

Gross margin	10.4%	5.6%
Operating margin	(51.0)%	(101.5)%
Network throughput (GWh) on the EVgo Network	197	80
Number of DC Stalls on the EVgo Network (in thousands) as of	3.4	2.7

1 In the fourth quarter of 2023, the Company changed the presentation of cost of sales to disaggregate such costs between “charging network” and “other.” Previously reported amounts have been updated to conform to the current presentation.

* Percentage more than 999%.

Revenue

Total revenue for the nine months ended September 30, 2024 increased $78.4 million, or 71%, to $189.3 million compared to $111.0 million for the nine months ended September 30, 2023. As further discussed below, the increase in revenue was primarily due to a $38.3 million increase in retail charging revenue, a $14.7 million increase in eXtend revenue, a $13.4 million increase in commercial charging revenue, and a $7.7 million increase in OEM charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the nine months ended September 30, 2024 increased $38.3 million, or 132%, to $67.3 million compared to $29.1 million for the nine months ended September 30, 2023. Period-over-period growth was primarily due to an overall increase in throughput driven primarily by increased charging volume from a greater number of customers and more throughput per customer and, to a lesser extent, price increases.

Charging Revenue, Commercial. Charging revenue, commercial, for the nine months ended September 30, 2024 increased $13.4 million, or 164%, to $21.6 million compared to $8.2 million for the nine months ended September 30, 2023. Period-over-period growth was primarily due to higher charging volumes by the Company’s public fleet customers and, to a lesser extent, price increases.

Charging Revenue, OEM. Charging revenue, OEM, for the nine months ended September 30, 2024 increased $7.7 million, or 254%, to $10.7 million compared to $3.0 million for the nine months ended September 30, 2023. Period-over-period growth was primarily due to an increased enrollment of OEM customers resulting in increased throughput.

Regulatory Credit Sales. Regulatory credit sales for the nine months ended September 30, 2024 increased $1.3 million, or 29%, to $6.0 million compared to $4.6 million for the nine months ended September 30, 2023 due to the impact of increased throughput, partially offset by decreased market prices.

Network Revenue, OEM. Network revenue, OEM, for the nine months ended September 30, 2024 increased $1.8 million, or 39%, to $6.3 million compared to $4.6 million for the nine months ended September 30, 2023. The period-over-period increase was primarily due to increased marketing activities and membership fees from OEM customers, partially offset by decreased breakage.

eXtend Revenue. eXtend revenue for the nine months ended September 30, 2024 increased $14.7 million, or 27%, to $68.7 million compared to $54.0 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in construction projects in process or completed, partially offset by decreased equipment sales, compared to the same prior year period.

Ancillary Revenue. Ancillary revenue for the nine months ended September 30, 2024 increased $1.3 million, or 17%, to $8.7 million compared to $7.5 million for the nine months ended September 30, 2023. The increase was primarily due to increased equipment sales, partially offset by decreased revenue from dedicated fleet contracts.

Cost of Sales

Charging Network. Charging network cost of sales for the nine months ended September 30, 2024 increased $34.8 million, or 93%, to $72.4 million compared to $37.5 million for the nine months ended September 30, 2023. The increase in charging network cost was primarily due to a $24.1 million increase in usage-related energy costs resulting from increased throughput and a $10.7 million increase in non-energy charging costs.

Other. Other cost of sales for the nine months ended September 30, 2024 increased $19.3 million, or 43%, to $64.3 million compared to $45.0 million for the nine months ended September 30, 2023. The increase in other cost of sales was primarily due to an increase of $17.8 million in costs to support eXtend revenue and an increase of $0.8 million in costs to support ancillary revenue.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the nine months ended September 30, 2024 increased $10.8 million, or 49%, to $33.1 million compared to $22.2 million for the nine months ended September 30, 2023 due to the growth of EVgo’s charging network.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2024 increased to $19.6 million compared to $6.2 million for the nine months ended September 30, 2023 primarily due to increased gross profit from charging revenues, partially offset by decreased gross profit from eXtend revenues and increased depreciation, net of capital-build amortization. Gross margin for the nine months ended September 30, 2024 was 10.4% compared to 5.6% for the nine months ended September 30, 2023 primarily due to higher margins on charging revenue resulting from improved leveraging of charging station costs, partially offset by lower margins from eXtend revenues resulting from a shift of higher equipment sales in the nine months ended September 30, 2023 to higher construction revenue in the nine months ended September 30, 2024.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2024 decreased $3.1 million, or 3%, to $101.2 million compared to $104.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by a $3.0 million decrease in impairment expense, a $1.4 million decrease in payroll expenses primarily driven by lower share-based compensation, and a $0.7 million decrease in insurance expense, partially offset by a $0.8 million increase in storage and freight costs.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the nine months ended September 30, 2024 increased $0.5 million, or 3% to $15.0 million compared to $14.5 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase in software amortization, partially offset by a decrease in amortization of intangible assets.

Operating Loss and Operating Margin

During the nine months ended September 30, 2024, EVgo had an operating loss of $96.5 million, an improvement of $16.0 million, or 14%, compared to $112.6 million for the nine months ended September 30, 2023. The decrease in operating loss was driven primarily by an increase in gross profit and decreased general and administrative expenses. Operating margin for the nine months ended September 30, 2024 was negative 51.0% compared to negative 101.5% for the nine months ended September 30, 2023 primarily due to improved gross margin and improved leveraging of operating expenses.

Interest Income

Interest income for the nine months ended September 30, 2024 decreased $0.9 million, or 13%, to $6.1 million compared to $7.1 million for the nine months ended September 30, 2023. The decrease was primarily due to the decreased cash held by the Company during the nine months ended September 30, 2024 compared to the same prior-year period.

Other (Expense) Income, Net

Other (expense) income, net, for the nine months ended September 30, 2024 and 2023 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For the nine months ended September 30, 2024, there was a $0.6 million loss resulting from the change in fair values of warrant and earnout liabilities compared to a gain of $6.7 million for the nine months ended September 30, 2023. The change between periods was primarily due to an increase in the fair values of the warrant and earnout liabilities during the nine months ended September 30, 2024, compared to a decrease in the fair values of the warrant and earnout liabilities during the same prior-year period. See “Part I, Item 1. Financial Statements – Note 10 – Fair Value Measurements” for more information.

Income Taxes

For the nine months ended September 30, 2024 and 2023, EVgo’s income taxes and effective tax rates were de minimis. As of September 30, 2024 and 2023, EVgo maintained a full valuation allowance on EVgo’s net deferred tax assets.

Net Loss

Net loss for the nine months ended September 30, 2024 was $91.1 million, compared to $98.9 million for the nine months ended September 30, 2023. The improvement was primarily driven by increased gross profit of $13.4 million and a $3.1 million decrease in general and administrative expenses, partially offset by a $7.2 million decrease from changes in the fair values of the warrant and earnout liabilities.

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

EVgo defines Charging Network Margin as total charging network revenue less charging network cost of sales divided by total charging network revenue. EVgo defines Adjusted Cost of Sales as cost of sales before: (i) depreciation, net of capital-build amortization, and (ii) share-based compensation. EVgo defines Adjusted Cost of Sales as a Percentage of Revenue as Adjusted Cost of Sales as a percentage of revenue. EVgo defines Adjusted Gross Profit (Loss) as revenue less Adjusted Cost of Sales. EVgo defines Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue. EVgo defines Adjusted General and Administrative Expenses as general and administrative expenses before (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) bad debt expense (recoveries), and (iv) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted General and Administrative Expenses as a Percentage of Revenue as Adjusted General and Administrative Expenses as a percentage of revenue. EVgo defines EBITDA as net income (loss) before (i) depreciation, net of capital-build amortization, (ii) amortization, (iii) accretion, (iv) interest income, (v) interest expense, and (vi) income tax expense (benefit). EVgo defines EBITDA Margin as EBITDA as a percentage of revenue. EVgo defines Adjusted EBITDA as EBITDA plus (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) loss (gain) on investments, (iv) bad debt expense (recoveries), (v) change in fair value of earnout liability, (vi) change in fair value of warrant liabilities, and (vii) certain other items that management believes are not indicative of EVgo’s ongoing performance. EVgo defines Adjusted EBITDA

Margin as Adjusted EBITDA as a percentage of revenue. EVgo defines Capital Expenditures, Net of Capital Offsets as capital expenditures adjusted for the following capital offsets: (i) all payments under OEM infrastructure agreements excluding any amounts directly attributable to OEM customer charging credit programs and pass-through of non-capital expense reimbursements, (ii) proceeds from capital-build funding and (iii) proceeds from the transfer of 30C income tax credits, net of transaction costs. The tables below present quantitative reconciliations of these measures to their most directly comparable GAAP measures as described in this paragraph.

The following unaudited table presents a reconciliation of Charging Network Margin, Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP total charging network revenue	$43,052	$21,797	$111,850	$49,437
GAAP charging network cost of sales	28,872	15,556	72,361	37,544
Charging Network Margin	32.9%	28.6%	35.3%	24.1%

GAAP revenue	$67,535	$35,107	$189,312	$110,959
GAAP cost of sales	61,167	34,503	169,705	104,785
GAAP gross profit	$6,368	$604	$19,607	$6,174
GAAP cost of sales as a percentage of revenue	90.6%	98.3%	89.6%	94.4%
GAAP gross margin	9.4%	1.7%	10.4%	5.6%

Adjustments:
Depreciation, net of capital-build amortization	$11,542	$8,619	$33,050	$22,244
Share-based compensation	79	58	277	121
Total adjustments	11,621	8,677	33,327	22,365
Adjusted Cost of Sales	$49,546	$25,826	$136,378	$82,420
Adjusted Cost of Sales as a Percentage of Revenue	73.4%	73.6%	72.0%	74.3%

Adjusted Gross Profit	$17,989	$9,281	$52,934	$28,539
Adjusted Gross Margin	26.6%	26.4%	28.0%	25.7%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP revenue	$67,535	$35,107	$189,312	$110,959
GAAP general and administrative expenses	$33,114	$32,001	$101,167	$104,223
GAAP general and administrative expenses as a percentage of revenue	49.0%	91.2%	53.4%	93.9%

Adjustments:
Share-based compensation	$5,291	$6,043	$15,196	$20,902
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	731	2,216	6,228	8,065
Bad debt expense	216	199	527	352
Other[1]	7	1	2,225	1,480
Total adjustments	6,245	8,459	24,176	30,799
Adjusted General and Administrative Expenses	$26,869	$23,542	$76,991	$73,424
Adjusted General and Administrative Expenses as a Percentage of Revenue	39.8%	67.1%	40.7%	66.2%

[1]

For the nine months ended September 30, 2024, comprised primarily of costs and adjustments related to the organizational realignment announced by the Company on January 17, 2024. For the nine months ended September 30, 2023, comprised primarily of costs related to the previous reorganization of Company resources announced by the Company on February 23, 2023 and the petition filed by EVgo in the Delaware Court of Chancery in February 2023 seeking validation of EVgo's charter and share structure (the "205 Petition").

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP revenue	$67,535	$35,107	$189,312	$110,959

GAAP net loss	$(33,290)	$(28,257)	$(91,093)	$(98,877)
GAAP net loss margin	(49.3%)	(80.5%)	(48.1%)	(89.1%)

Adjustments:
Depreciation, net of capital-build amortization	11,706	8,746	33,470	22,621
Amortization	4,354	4,264	13,159	12,500
Accretion	525	584	1,407	1,665
Interest income	(1,809)	(2,898)	(6,146)	(7,095)
Income tax expense	25	—	95	42
EBITDA	$(18,489)	$(17,561)	$(49,108)	$(69,144)
EBITDA Margin	(27.4%)	(50.0%)	(25.9%)	(62.3%)

Adjustments:
Share-based compensation	5,370	6,101	15,473	21,023
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	731	2,216	6,228	8,065
Loss on investments	—	12	5	16
Bad debt expense	216	199	527	352
Change in fair value of earnout liability	374	(442)	65	(875)
Change in fair value of warrant liabilities	2,910	(4,774)	515	(5,785)
Other[1]	7	1	2,225	1,480
Total adjustments	9,608	3,313	25,038	24,276
Adjusted EBITDA	$(8,881)	$(14,248)	$(24,070)	$(44,868)
Adjusted EBITDA Margin	(13.2%)	(40.6%)	(12.7%)	(40.4%)

[1]

For the nine months ended September 30, 2024, comprised primarily of costs and adjustments related to the organizational realignment announced by the Company on January 17, 2024. For the nine months ended September 30, 2023, comprised primarily of costs related to the previous reorganization of Company resources announced by the Company on February 23, 2023 and the 205 Petition.

The following unaudited table presents a reconciliation of Capital Expenditures, Net of Capital Offsets, to the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
GAAP capital expenditures	$25,835	$24,028	$71,102	$124,085

Less capital offsets:
OEM infrastructure payments	4,909	6,022	16,691	15,939
Proceeds from capital-build funding	5,740	2,823	11,879	7,079
Proceeds from transfer of 30C income tax credits, net	9,978	—	9,978	—
Total capital offsets	20,627	8,845	38,548	23,018
Capital Expenditures, Net of Capital Offsets	$5,208	$15,183	$32,554	$101,067

Liquidity and Capital Resources

EVgo has a history of operating losses and negative operating cash flows. As of September 30, 2024, EVgo had $153.4 million of cash, cash equivalents and restricted cash and working capital of $121.6 million. As of December 31, 2023, EVgo had $209.1 million of cash, cash equivalents and restricted cash and working capital of $178.1 million. The Company’s net cash outflow for the nine months ended September 30, 2024 was $55.7 million. EVgo believes its cash and cash equivalents on hand as of September 30, 2024 are sufficient to meet EVgo’s current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

To date, EVgo’s primary sources of liquidity have been cash flows from the CRIS Business Combination, revenues from its various revenue streams, government grants, proceeds from the transfer of 30C income tax credits, proceeds from sales of EVgo’s Class A common stock, including under the ATM Program and an underwritten equity offering, and loans and equity contributions from its previous owners. EVgo’s primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers and capital expenditures (including property and equipment). EVgo’s principal uses of cash in recent periods have been funding its operations and investing in capital expenditures, including the purchase of EV chargers for installation.

In July 2022, EVgo entered into the Delta Charger Supply Agreement and the Purchase Order with Delta, pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta from time to time in specified quantities at certain delivery dates over a period of four years. EVgo is obligated to purchase at least 1,000 chargers (which will enable the construction of 2,000 stalls) pursuant to the Delta Charger Supply Agreement and the Purchase Order with the option, at EVgo’s election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, EVgo is required to make full payment on such chargers within 60 days of receipt. EVgo’s obligations under the Purchase Order are take-or-pay obligations; however, EVgo’s liability is capped at a maximum of the greater of $30.0 million or 50% of the value of any outstanding firm orders. EVgo entered into the Delta Charger Supply Agreement and Purchase Order in order to meet its obligations under the Pilot Infrastructure Agreement, other potential contractual commitments and its own needs and intends to fund the capital expenditure required under the Delta Charger Supply Agreement and Purchase Order with proceeds from the Pilot Infrastructure Agreement as well as cash and cash equivalents on hand.

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

Cash Flows

The following table summarizes EVgo’s consolidated cash flows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows provided by (used in) operating activities	$5,575	$(29,781)
Cash flows used in investing activities	(70,868)	(123,843)
Cash flows provided by financing activities	9,553	135,840
Net decrease in cash, cash equivalents and restricted cash	$(55,740)	$(17,784)

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2024 was $5.6 million compared to cash used in operating activities of $29.8 million for the nine months ended September 30, 2023. The year-over-year change primarily reflected a $18.9 million increase in cash flows from operations, an $14.1 million increase in cash inflows from accounts receivable, net, and an $11.0 million increase in cash flows from other current and noncurrent liabilities, partially offset by a $4.2 million decrease in cash flows from deferred revenue, a $2.6 million decrease in cash flows from accounts payable, and a $1.8 million decrease in cash flows from prepaid expenses, other current assets and other assets.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2024 was $70.9 million, compared to $123.8 million for the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in purchases of property, equipment and software.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2024 was $9.6 million compared to $135.8 million for the nine months ended September 30, 2023. The decrease was driven primarily by the proceeds from the issuance of Class A common stock in the Company’s underwritten equity offering during the nine months ended September 30, 2023.

Working Capital. EVgo’s working capital as of September 30, 2024 was $121.6 million, compared to $178.1 million as of December 31, 2023. The decrease was driven primarily by a $55.7 million decrease in the Company’s cash, cash equivalents and restricted cash and a $10.8 million increase in other current liabilities, partially offset by a $6.5 million increase in accounts receivable, capital-build, and a $5.2 million increase in prepaid expenses and other current assets.

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

The accounting policies described below are those EVgo considers to be the most critical to an understanding of its financial condition and results of operations and that require the most complex and subjective management judgment. EVgo considers its critical accounting estimates to be those related to its revenue recognition, impairment of goodwill and intangible assets and warrant liabilities, which are described below.

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

Recent Accounting Pronouncements

For a discussion of EVgo’s new or recently adopted accounting pronouncements, see “Part I, Item 1. Financial Statements – Note 2 – Summary of Significant Accounting Policies” as of and for the three and nine months ended September 30, 2024 and 2023.

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

Additionally, immediately following the CRIS Business Combination, EVgo qualified as a “smaller reporting company” as defined under the Exchange Act for so long as either (i) the market value of shares of its common stock held by non-affiliates is less than $250 million or (ii) its annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of its common stock held by non-affiliates is less than $700 million. If EVgo is a smaller reporting company at the time it ceases to be an EGC, EVgo may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically EVgo may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and has reduced disclosure obligations regarding executive compensation and, similar to EGCs, if EVgo is a smaller reporting company under the requirements of (ii) above, EVgo would not be required to obtain an attestation report on internal control over financial reporting issued by its independent registered public accounting firm.

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

Under the supervision of the Company’s Board of Directors and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “certifying officers”), the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. The certifying officers concluded that, as a result of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2024; accordingly, the Company is implementing additional policies and procedures to remediate these shortcomings as outlined in “Part II, Item 9A. Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

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

Changes in Internal Control Over Financial Reporting

Other than the continued implementation of the remediation policies and procedures described in “Part II, Item 9A. Controls and Procedures” in the Annual Report, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

In the course of conducting its business operations, EVgo is exposed to a variety of risks, any of which have affected or could materially adversely affect EVgo’s business, financial condition, and results of operations. The market price of EVgo’s securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Before you make a decision to buy EVgo’s securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the Annual Report. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended September 30, 2024 by any of the Company’s Section 16 officers or directors. Each of the existing Rule 10b5-1 trading arrangements of the Company’s Section 16 officers are in compliance with the Company’s Insider Trading Policy, and any actual sale transactions made pursuant to such trading arrangements were disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

10.1††

Employment Agreement, dated September 18, 2024 between EVgo Services LLC and Paul Dobson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2024).

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

EVgo Inc.

Date:	November 12, 2024	By:	/s/ Badar Khan
		Name:	Badar Khan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Paul Dobson
		Name:	Paul Dobson
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)