Form 10-K
period 2024-12-31
EVgo Inc.
filed 2025-03-06
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates on June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $245.5 million. Shares of Class A common stock held by each executive officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 21, 2025, the Registrant had 133,523,073 shares of Class A common stock and 172,800,000 shares of Class B common stock outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III herein.

FREQUENTLY USED TERMS

Unless expressly indicated or the context indicates otherwise, the terms “EVgo,” “the Company,” “we,” “us,” and “our” in this Annual Report refer to EVgo Inc., a Delaware corporation, and where appropriate, its subsidiaries. We have also used several other terms in this Report, the consolidated financial statements and accompanying notes included herein, most of which are defined below and, unless expressly indicated or the context indicates otherwise, have the following meanings when used in this Annual Report:

“A&R Nomination Agreement” means the amended and restated nomination agreement entered into on March 24, 2022, by and between us and EVgo Holdings, amending and restating the Nomination Agreement.

“AC” means alternating current.

“ACC II” means CARB’s Advanced Clean Car II regulation.

“API” means application programming interface.

“Annual Report” means this Annual Report on Form 10-K.

“ASC” means Accounting Standards Codification.

“ASC 606” means FASB ASC Topic 606, Revenue from Contracts with Customers.

“Audit Committee” means the Audit Committee of our Board of Directors.

“Availability Period” means, with respect to the DOE Loan, the period beginning on the date all conditions precedent set forth in the Guarantee Agreement are met or waived and ending on the earliest of (i) the fifth anniversary of the first Advance, (ii) August 31, 2031 and (iii) the date of any termination of obligations under the Guarantee Agreement following an event of default.

“BEV” means all-electric vehicle that runs on a rechargeable battery.

“BNEF” means Bloomberg New Energy Finance.

“Board of Directors” means our board of directors.

“Borrower” means EVgo Swift Borrower LLC, our subsidiary.

“Business Combination Agreement” means that business combination agreement entered into on January 21, 2021 by and among CRIS, Thunder Sub and the EVgo Parties, as may be amended from time to time.

“CARB” means the California Air Resources Board.

“CCPA” means the California Consumer Privacy Protection Act (as amended by the California Private Rights Act).

“CCS” means the combined charging system.

“CEC” means the California Energy Commission.

“CERCLA” means the Comprehensive Environmental Response, Compensation and Liability Act.

“ChaaS” means charging-as-a-service.

“Charter” means our Third Amended and Restated Certificate of Incorporation.

“Class A common stock” means Class A common stock of EVgo Inc., par value $0.0001 per share.

“Class B common stock” means Class B common stock of EVgo Inc., par value $0.0001 per share.

“Clear Miles Standard” means the California Clear Miles Standard and Incentive Program.

“Code” means the U.S. Internal Revenue Code of 1986, as amended.

“common stock” means Class A common stock and Class B common stock.

“Company” means EVgo Inc. and its subsidiaries.

“Company Group” means EVgo Inc., Thunder Sub or any of their subsidiaries (other than EVgo OpCo and its subsidiaries).

“Court of Chancery” means the Court of Chancery of the State of Delaware.

“CRIS” means Climate Change Crisis Real Impact I Acquisition Corporation.

“CRIS Business Combination” means the transactions contemplated by the Business Combination Agreement.

“CRIS Close Date” means the closing of the CRIS Business Combination on July 1, 2021.

“DC Stalls” means DC stalls that are energized, inspected and commissioned on the EVgo Public Network.

“DCFC” means direct current fast charging.

“Delta” means Delta Electronics, Inc.

“Delta Charger Supply Agreement” means the General Terms and Conditions for Sale of EV Charger Products entered into by and between us and Delta on July 12, 2022.

“DOE” means the U.S. Department of Energy.

“DOE Loan” means the loan guarantee issued by the DOE on behalf of the Borrower pursuant to the Guarantee Agreement, with respect to the term loan facility established between the Borrower and FFB.

“DOT” means the U.S. Department of Transportation.

“EGC” means emerging growth company.

“EPA” means the Environmental Protection Agency.

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

“EVgo Parties” means EVgo OpCo, EVgo Holdco and EVgo Holdings.

“EVgo Public Network” means the publicly available chargers and charging stations that we own and operate on our network.

“EVgo Services” means EVgo Services LLC, a Delaware limited liability company.

“EVSE” means EV supply equipment.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“FASB” means Financial Accounting Standards Board.

“FFB” means the Federal Financing Bank.

“FHWA” means the Federal Highway Administration.

“FTC” means the Federal Trade Commission.

“GAAP” means accounting principles generally accepted in the U.S., consistently applied, as in effect from time to time.

“GIS” means geographic information system.

“GM” means General Motors, LLC.

“GM Agreement” means EV Infrastructure Agreement, dated as of July 20, 2020, by and between us and GM, as amended from time to time.

“Guarantee Agreement” means the Loan Guarantee Agreement by and between Borrower and the DOE, dated as of December 12, 2024.

“GWh” means gigawatt-hour, a unit of energy that represents one billion watt-hours and is equal to one million kilowatt-hours.

“Handbook 44” means the National Institute of Standards and Technology’s Handbook 44.

“ICE” means internal combustion engine.

“IIJA” means the Infrastructure Investment and Jobs Act.

“Initial Public Offering” means CRIS’s initial public offering of units consummated on October 2, 2020.

“Innovation Lab” means the facility that we use to test and develop EV charging technology.

“IRA” means the Inflation Reduction Act.

“IRS” means the Internal Revenue Service.

“IT” means information technology.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.

“kW” means kilowatt.

“kWh” means kilowatt-hour.

“LCFS” means Low Carbon Fuel Standard.

“LS Power” means LS Power Equity Partners IV, L.P. and its affiliates, unless the context otherwise requires.

“NACS” means North American Charging Standard.

“Nasdaq” means The Nasdaq Global Select Market.

“NEVI Program” means the National Electric Vehicle Infrastructure Program.

“Nissan” means Nissan North America, Inc.

“Nissan Agreement” means the Professional Services Agreement, dated as of June 13, 2019, by and between us and Nissan, as amended from time to time.

“NOC” means Network Operations Center.

“Nomination Agreement” means the nomination agreement entered into on July 1, 2021, by and between us and EVgo Holdings, pursuant to which EVgo Holdings has certain director nomination rights.

“NRG” means NRG Energy, Inc.

“NYSE” means The New York Stock Exchange.

“OEM” means original equipment manufacturer.

“Pilot Company” means Pilot Travel Centers LLC.

“Pilot Infrastructure Agreement” means the Charging Infrastructure Agreement, dated as of July 5, 2022, by and among us, the Pilot Company and GM, as amended from time to time.

“Pilot O&M Agreement” means the Operation, Maintenance and Networking Service Agreement, dated as of July 5, 2022, by and among us, the Pilot Company and GM, as amended from time to time.

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

“Purchase Order” means the initial purchase order entered into pursuant to the Delta Charger Supply Agreement.

“RCRA” means the Resource Conservation and Recovery Act.

“REC” means renewable energy certificate.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“SIRT” means our Security Incident Response Team.

“Site Hosts” means, collectively, commercial or public-entity property owners, landlords and/or tenants.

“SPA” means the Stock and Unit Purchase Agreement, dated as of December 16, 2024, by and among us, EVgo OpCo, LLC and EVgo Holdings LLC.

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

“SRC” means smaller reporting company.

“SUV” means sport utility vehicle.

“Tax Receivable Agreement” means the tax receivable agreement, entered into on the CRIS Close Date, by and among CRIS, Thunder Sub, EVgo Holdings and LS Power Equity Advisors, LLC, as agent.

“TCO” means total cost of ownership.

“Tesla” means Tesla Inc.

“Thunder Sub” means CRIS Thunder Merger LLC, a Delaware limited liability company and wholly owned subsidiary of EVgo Inc.

“TNC” means transportation networking companies.

“TRA Holders” means EVgo Holdings, along with permitted assigns.

“Treasury” means the U.S. Department of Treasury.

“U.S.” means the United States of America.

“Vehicle Efficiency” means the number of miles the average EV receives from a single kWh.

“VIO” means vehicles in operation.

“Warrants” means the Private Placement Warrants and the Public Warrants.

“ZEV” means zero emission vehicles.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting our performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “ability,” “aim,” “build,” “develop,” “drive,” “focus,” “goal,” “likely,” “maintain,” “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,” “potential,” “project,” “outlook,” “forecast,” “strategy,” “budget,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on our current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in our filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Annual Report may include, without limitation, statements about:

●	changes adversely affecting our business;
●	our dependence on the widespread adoption of EVs and growth of the EV and EV charging markets;
●	our reliance on the DOE Loan for the growth of our business, our ability to fully draw on the DOE Loan, and our ability to comply with covenants and other terms of the DOE Loan;
●	competition from existing and new competitors;
●	our ability to expand into new service markets, grow our customer base and manage our operations;
●	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in our revenue and results of operations;
●	unfavorable conditions or disruptions in the capital and credit markets and our ability to obtain additional financing on commercially reasonable terms;
●	our ability to generate cash, service indebtedness, and incur additional indebtedness;
●	evolving domestic and foreign government laws, regulations, rules and standards that impact our business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs and any reduction, modification or elimination of such programs, including changes in policy under the current administration and 119th Congress and the potential changes in tariffs or sanctions and escalating trade wars;
●	our ability to adapt our assets and infrastructure to changes in industry and regulatory standards and market demands related to EV charging;
●	impediments to our expansion plans, including permitting and utility-related delays;
●	our ability to integrate any businesses we acquire;
●	our ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	our dependence on third parties, including hardware and software vendors and service providers, utilities and permit-granting entities;
●	supply chain disruptions, elevated rates of inflation and other increases in expenses, including as a result of the implementation of tariffs by the U.S. and other countries;

●	safety and environmental requirements or regulations that may subject us to unanticipated liabilities or costs;
●	our ability to enter into and maintain valuable partnerships with Site Hosts, OEMs, fleet operators and suppliers;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to identify and complete suitable acquisitions or other strategic transactions to meet our goals and integrate key businesses we acquire;
●	the impact of general economic or political conditions, including associated changes in monetary policy such as elevated interest rates and geopolitical events such as the conflicts in Ukraine, Israel and the broader Middle East region; and
●	other factors detailed under the section entitled Part I. Item 1A, “Risk Factors” and in our other periodic filings with the SEC.

Our SEC filings are available publicly on the SEC’s website at www.sec.gov. The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements in this Annual Report and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

USE OF TRADEMARKS

This Annual Report includes trademarks, trade names, and service marks owned by us. Our trademarks include Connect the Watts™, EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo Optima™, EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, EVgo Access®, Pay with PlugShare™, PlugShare®, PlugShare® Premium™, PlugShare Inside™, PlugShare Advantage™, PlugShare DataTool™, PlugInsights™, PlugScore™, and Electronic Plug Design®. Our trademarks are either registered or have been used as common law trademarks by us. This Annual Report may contain additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Annual Report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, endorsement from or sponsorship of us by such other parties.

PART I

Item 1. Business.

Overview

We are one of the nation’s leading public EV fast charging providers. With more than 1,100 fast charging stations across over 40 states, we strategically deploy localized and accessible charging infrastructure by partnering with leading businesses across the U.S., including retailers, grocery stores, restaurants, shopping centers, gas stations, rideshare operators and autonomous vehicle companies. At our Innovation Lab, we perform extensive interoperability testing and have ongoing technical collaborations with leading automakers and industry partners to advance the EV charging industry and deliver a seamless charging experience.

The foundation of our business is building, owning and operating EV fast charging sites that deliver charging to EVs driven by individuals, commercial drivers and fleet operators. We are prioritizing the build out of high-power chargers, a key market segment that is expected to grow faster than the overall EV charging market. See “— Suppliers and Service Providers — Electricity.” To take advantage of the expected growth in the number of EVs on the road in the U.S., we continue to expand our nationwide network of charging stations, focusing on development of locations with favorable traffic, utilization and financial return characteristics. Our proprietary technology and analytical tools, along with our extensive commercial partnerships with OEMs, fleets and Site Host businesses, provide a strong competitive edge as we select, design and develop new charging stations. Furthermore, our robust underwriting standards require our portfolio to meet or exceed a pre-defined internal rate of return before project approval.

Our partnerships and collaboration with a wide range of automotive OEMs, rideshare operators and other channel partners are designed to support domestic investment in transportation electrification, helping to accelerate EV adoption across the U.S. Through these partnerships, our network powered more than 860 million electric miles during 2024. Total miles delivered is equal to the number of kWh we have dispensed multiplied by Vehicle Efficiency. The weighted average Vehicle Efficiency from all vehicles compatible with our network in operation at the end of each year is based on 2024 data from the DOE and S&P Global Ratings. The weighted average Vehicle Efficiency is applied to our kWh dispensed in the associated period.

We also serve the rapidly growing EV commercial segment, which focuses largely on rideshare. Reliable and flexible charging is essential to commercial electrification. We are able to deploy fleet-charging solutions for these light-duty EV fleets, and we are developing, building, operating and servicing charging assets for fleets at their own depot locations, at off-site charging hubs that we have secured, or via our expansive public network. To date, commercial contracts have either been structured as volumetric agreements or included guaranteed payment streams in exchange for guaranteed network access.

To complement our core business model and increase customer reach, we also offer EVgo eXtend, a white label solution, primarily under our charging infrastructure agreement with Pilot Company. EVgo eXtend helps partners invest in and build EV charging stations for use by their customers, leveraging charging assets that are serviced through, and often co-branded with, our national network. We generate revenue from site development, equipment delivery, engineering and construction activities related to EVgo eXtend stations, as well as ongoing revenue through operations, networking and maintenance of those sites.

In addition to the provision of EV charging infrastructure, we are continuing to develop and deploy innovative software-based, value-added services to drivers and partners. These offerings enhance the customer experience across our business segments by layering proprietary technology functionality on top of our charging network, with the intention of creating a competitive advantage and providing accretive revenue streams.

We believe that our customizable mobile app makes it easy for EV drivers to locate, initiate, and pay for a charging session while delivering a seamless user experience. Key features such as Autocharge+ enable drivers who enroll an eligible EV to automatically start a charge simply by plugging in, while EVgo Reservations and EVgo Rewards further enhance the driver experience and provide a clear differentiation from other charging providers. Other software offerings such as EVgo Inside, a proprietary suite of APIs that enable a third party to embed the complete EVgo experience into their branded applications, are designed to enhance B2B partner experiences with us. EVgo Inside is used by some of our largest partners including Amazon, GM, Honda, Lyft, Pilot Company, Presto, Stellantis and Toyota.

We also own PlugShare, which is a leading global platform for EV drivers, allowing them to locate and share information relating to public charging stations, offer feedback, plan trips, and rate their charging experiences. Beyond its services to EV drivers, PlugShare offers an array of services for business and institutional clients. PlugShare licenses public charging location data to automakers and other customers through the PlugShare API. The PlugShare DataTool provides a powerful desktop environment for in-depth analysis of public charging infrastructure. PlugShare manages the world’s largest EV driver research panel through PlugInsights. Finally, PlugShare also delivers highly targeted advertising and promotional impressions to clients around the world.

Company History

EVgo Services was formed in October 2010 as NRG EV Services, LLC, a Delaware limited liability company and wholly owned subsidiary of NRG, an integrated power company based in Houston, Texas. EVgo Services began operations in 2011. On June 17, 2016, NRG sold a majority interest in EVgo Services to Vision Ridge Partners. On January 16, 2020, a subsidiary of LS Power, a private equity investment vehicle focused on power and energy infrastructure, completed its acquisition of EVgo Services.

We were incorporated in Delaware on August 4, 2020 under the name “Climate Change Crisis Real Impact I Acquisition Corporation”. We were formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On the CRIS Close Date, EVgo Holdco consummated the CRIS Business Combination, with CRIS, Thunder Sub and the EVgo Parties pursuant to the Business Combination Agreement. Following the CRIS Close Date, the combined company is organized in an “Up-C” structure in which the business of EVgo Holdco and its subsidiaries are held by EVgo OpCo and continue to operate through the subsidiaries of EVgo Holdco and in which our only direct assets consist of equity interests in Thunder Sub, and the only assets of Thunder Sub are the EVgo OpCo Units.

Market Overview

EV charging demand is largely driven by the number of BEVs operating during a given period, miles traveled by such BEVs and Vehicle Efficiency. As of December 31, 2024, there were approximately 4.5 million BEVs in operation in the U.S. according to Experian. This grew 1.2 million in 2024 but these vehicles only represent 1.6% of total VIO and are expected to continue to grow, driven by tailwinds such as increased BEV model availability and performance, lower upfront prices for EVs, lower TCO as compared to ICE vehicles, and increased range. In response to the growing electrification trend, nearly all major automobile manufacturers have committed to the production of EV models, with over 150 EV models expected to be available in the U.S. in 2025 from over 50 manufacturers. Additionally, major automobile manufacturers have set aggressive targets for BEV production and sales.

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

In addition to price and TCO decreases, widespread adoption of EVs will require consumer confidence in vehicle range, charger availability, and increased model choice. As of December 31, 2024, over 80 BEV models have eclipsed 300 miles of range on a full charge, a notable improvement compared to earlier BEV models. Researchers and automotive engineers expect that EV ranges will continue to improve as battery technologies advance and costs decline over time. Beyond increases in range, broadly expanded EV offerings in the SUV, crossover utility vehicle and pickup truck segments over the next several years are expected to greatly expand the market appeal and reach of EVs and further accelerate adoption of EVs

The market for fulfilling charging demand is bifurcated between high-powered DC fast and ultra-fast charging and lower powered Level 1 (defined below) and Level 2 (defined below) charging. The relative demand for different charging types is a function of the EV mix, owner demographics, locational factors, charger availability, pricing, and EV use cases (e.g., private ownership, rideshare, and commercially and municipally owned fleets, etc.). Lower-powered Level 1 and Level 2 charging is primarily used by EV owners with access to home or workplace charging and currently accounts for the majority of personal EV charging. Level 2 charging is also used by certain fleets that have the ability to charge overnight, have a low daily mileage requirement and return to a centralized location daily. Current DCFC customers are primarily those drivers who need to charge away from home for convenience or due to long-distance travel, those drivers who do not have access to home or workplace charging or high-mileage fleets that seek to minimize downtime and maximize miles traveled.

Broadening demographics of EV owners, larger battery sizes, larger EVs with higher kWh usage per mile, increased EV penetration in medium- and heavy-duty vehicle applications, increasing adoption of rideshare and last-mile delivery services, and the proliferation of autonomous vehicle fleets are expected to increase demand for DCFC faster than demand for overall EV charging.

As of December 31, 2024, there were approximately 50,000 DCFC charging ports in service in the U.S., an increase of approximately 12,000 from the prior year. The ratio of DCFC charging ports to EVs in operation has increased by 36% since 2021, and is expected to continue to do so at current levels of forecasted BEV sales and charger deployment levels. Since 2021, BEVs in operation have increased at a 46% compounded annual growth rate, while the supply of public DCFC ports has increased by only 32%. The U.S. has fewer DCFC charging ports in service compared to BEVs in operation than either Europe or China. This high and increasing ratio, combined with increasing demand for DCFC charging relative to Level 1 and Level 2 alternatives, means that demand served per charging port is increasing within the industry.

EV Chargers and Standards

We design, through a joint development agreement with Delta, and deploy a DC fast charging station architecture that may include modular power units that are placed under software management and control, allowing power output to be shared dynamically between vehicles that are simultaneously connected to a charger. This dynamic power sharing technology reduces upfront capital and ongoing operating costs, maximizing return on investment, while increasing operational flexibility and lowering operating risk, allowing us to meet the increasing charging requirements, including higher charging speeds, higher power provisioning, dynamic energy and demand management, access prioritization, queuing management and scheduling across different EV models, customer types and use cases. This modular software-defined design maximizes charger throughput, asset utilization and ease of future power augmentation while reducing single points of failure risks and improving charger reliability and availability. It also maximizes the number of standardized equipment components, helping to accelerate the learning rate benefits and associated cost reductions of charging hardware over time and improving the ability to offer higher value-added service offerings in the future.

As EVs proliferate in the transportation ecosystem, the industry is shifting toward the standardization of chargers and the introduction of new industry protocols for interoperability.

EV chargers do not come with a “one size fits all” dispenser and are typically categorized by their ability to deliver instantaneous amounts of power — as measured in kW — and their charging standards. Current designations based on power level include:

●	DCFCs. DCFCs operate between 200V and 1000V DC and supply at least 50kW. DCFCs are almost exclusively available in public locations or commercial applications and are capable of adding range of 100 miles in under 10 minutes, where the actual charge rate is capped by the charging capabilities of the particular EV’s charging profile (with lower capability and older EV models sometimes requiring 30 minutes or more for equivalent range) or the DCFC’s maximum charging profile. As of December 31, 2024, the EVgo Public Network included over 3,400 DCFC stalls at over 1,100 locations — one of the largest public DC fast charging networks in the U.S.

●	Level 2 AC Chargers. Level 2 chargers operate at 208V or 240V AC and supply between 3.6-19.2 kW. A Level 2 charger will not charge a battery as quickly as a DCFC, providing up to 20 miles of range per hour of charging. Level 2 chargers are often found in homes, workplaces and long-dwell-time public locations. Our network includes a number of Level 2 AC chargers.
●	Level 1 AC Chargers. Level 1 chargers offer the least amount of power, as they operate at 120V AC, usually supplying between 1.2-2.4 kW. This is consistent with the power level offered through a standard household outlet. Such chargers can generally provide approximately 4-10 miles of range per hour. Our network does not contain any Level 1 chargers.

In addition to supporting different charging capabilities, EVs in the U.S. use different charging standards and connector types. These standards are neither interchangeable nor interoperable (without specialized adapters), and each utilizes a unique connector. Each EV charging standard generally delivers energy through cables that connect the EV charging station directly to the vehicle using a port located on the exterior of the vehicle. There are currently three standards in use in the U.S. — CCS, CHAdeMO and J3400.

●	CCS. The CCS standard is utilized by EVs manufactured by U.S. OEMs (excluding Tesla) and European OEMs. The CCS standard provides for both AC and DC charging.
●	CHAdeMO. The CHAdeMO standard has been utilized by EVs manufactured by Japanese OEMs. The CHAdeMO standard is being phased out in North America. The CHAdeMO standard provides for DC charging.
●	J3400. Tesla’s charging network in the U.S. is based on a proprietary connector and EV inlet, which Tesla has open-sourced as NACS. A majority of the largest OEMs have announced plans to adopt the NACS standard in their future EVs for sale in the U.S. SAE International, a standards-developing organization for automotive engineering professionals, has standardized Tesla’s initial specifications for NACS and released it with the J3400 standard. NACS and J3400 are often used interchangeably.

Our chargers support each of the fast charging standards described above. Our first-generation DC fast charging stations contain both CCS and CHAdeMO cables with the current generation of DC fast charging stations including only CCS cables. Our CCS stations are also accessible to eligible Tesla EVs through the CCS adapter, and with Autocharge+, we can deliver the same plug and charge experience to Tesla drivers that they have on Tesla’s Supercharger network. In addition, we have begun adding NACS connectors to our fast charging network. However, continuing to integrate NACS connectors in future charger installations and on certain existing chargers will require investment and management attention. Continuing to develop access to seamless, integrated charging for all EV drivers remains a core commitment for us.

Products and Services

Retail Charging

We sell electricity directly to drivers who access our publicly available networked chargers. Various pricing plans exist for customers, and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from us. Our chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. Our offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attracting tenants, employees, customers and visitors and achieving sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with us through our owner and/or operator model, in which we are responsible for the development, construction and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that we pay in exchange for use of the site.

OEM Charging and Related Services

We have revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. We contract directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access our public charger network. Other related services we currently provide to OEMs include co-marketing, data services, and digital application services. Our OEM relationships are a core customer-acquisition channel.

Commercial Charging

High volume fleet customers, such as TNCs, can access charging infrastructure through our vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements, we contract with and bill, either the fleet owner directly or an individual fleet driver utilizing our chargers.

EVgo eXtend

Through EVgo eXtend, we provide hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through our app, among other options. For some EVgo eXtend customers, we also provide grant application support and related services.

Ancillary Service Offerings

In addition to offering access to our public network, we offer dedicated charging solutions to autonomous vehicle and other fleets. Through our dedicated fleet product, we develop, build, and service charging assets for fleets either at their own depot locations or at off-site charging hubs that we have secured without requiring a fleet to directly incur capital expenditures. We offer a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for the provision of charging services.

In addition to charging services, we offer a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, loyalty programs, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations, as well as all services provided under PlugShare such as data, research and advertising services.

Market Opportunity & Strategy

The U.S. EV market continues to experience significant growth, and the market share of EVs was approximately 8.0% of all vehicle sales in 2024 according to Reuters. Availability of appropriate charging infrastructure is critical to enabling consumer and commercial adoptions of EVs. Larger (and thus heavier) EV models, such as SUVs and trucks, being made widely available in the coming years, coupled with an increased number of EV fleets, will require a greater number of easily accessible charging outlets. Further, DC charging is expected to grow faster than the overall charging market as EV range increases, battery density grows, as EV driver demographics expand to include drivers who do not have access to at-home charging and as ridershare electrification accelerates. Access to convenient and affordable charging is key to accelerating EV adoption, and our portfolio of public and dedicated high-powered DCFC stations positions us to take advantage of broadening electrification trends.

We are differentiated as both a designer, through a joint development agreement with Delta, and operator of charging infrastructure focusing on high traffic, high density urban, suburban and exurban areas. We have an extensive track record in optimized site selection, site development, planning, equipment procurement, engineering, construction and operation. In addition, our robust underwriting standards underpin disciplined capital allocation. Experience as an asset owner and operator also provides the essential ingredients for being a partner of first resort in the provision of white label services, creating increased optionality to provide charging services to emerging segments.

Our team has extensive skillsets and expertise in EVSE design, network planning, site selection, site development, permitting and engineering, equipment specification and procurement, site construction and commissioning, as well as operations, maintenance and networking of a distributed network of DCFCs across the country. The core elements of this ongoing strategy include:

●	Identifying Optimal Charging Sites. We have developed a proprietary set of tools that leverage sophisticated data science, financial modeling and GIS techniques to design our network plan. The tools inform allocations and charger placement at both macro and micro geographical levels — nationally, within a Metropolitan Division, within a specific utility territory and down to specific site locations. The tools take into account current and projected EV penetration trends, local availability of charging infrastructure, traffic patterns, fleet partner electrification, Site Host locations, input from OEMs, government and utility incentive programs, 30C Credit eligible census tracts, environmental justice and government policies. Based on these inputs, the tools optimize for financial return, regulatory incentive capture, utilization and network coverage. Our network plan serves to organize the activities and priorities of the internal and external parties involved in deploying the network, allowing us to quickly execute while being efficient with our resources.
●	Charging Sites Development, Engineering and Construction. We have teams of professionals with site leasing expertise who have long-standing relationships with national and regional retail chains and real estate investment trusts. These teams are focused on securing rights for charging station construction and operation at optimal sites that fit into a national network plan. In addition, we have Development Engineering and Infrastructure Engineering teams that design site-specific solutions and bid construction projects out to third party engineering, procurement and construction firms. Our Hardware Engineering team specifies, qualifies, tests, and validates all charging equipment that is deployed to ensure a seamless experience for our customers. Our Project Management and Grid Integration teams then oversee construction projects, secure permits and easements as needed and help ensure high quality and safety of charging sites. The Field Operations team commissions the sites and adds them to the active network.
●	Charging Equipment Procurement. Our Supply Chain team secures all equipment, negotiates pricing, maintains inventory forecasts, and manages logistics and warehousing to ensure that the construction of sites can be carried out in a timely and cost-effective manner. Our Supply Chain team negotiates manufacturing and services agreements with all suppliers, conducts quarterly and annual business reviews with them, and audits conformance with the terms of our agreements. Detailed quality control metrics are measured and reported during these meetings, along with improvement plans as needed.
●	Charging Sites Operation. Our NOC operates from redundant locations on a continuous basis to remotely monitor all sites and charging stations. In addition to staffing internal resources, we contract with several national network maintenance firms to ensure response times in as little as four hours when needed. We carry out preventive maintenance designed to avoid interruption of service, and also corrective maintenance in cases where equipment requires attention. Our NOC team also performs regular on-site health checks to ensure that our equipment is operating correctly and that any cosmetic issues are resolved. Our Customer Care Center also operates from redundant locations and remains readily available to help customers resolve issues that they may encounter. Our ReNew program has six key pillars of execution — prevention, diagnostics, rapid response, analysis, resilience, and continuous customer service — to further enhance our operating practices. As part of the program, we continue to replace, upgrade or remove aging chargers to improve network reliability.
●	Leveraging and Providing Value to Different Stakeholders within EV Ecosystem. We provide charging services to fleet customers by granting access to our public network and designing, constructing and operating dedicated hubs. Our track record, in-depth knowledge of various fleets’ needs, fleet-focused software services and network operating approach allow for a differentiated value proposition. Providing various services (e.g., charging, software, data, marketing, etc.) to OEMs is an essential component of our strategy which allows the capture of a broader customer base. We also work with a variety of Site Hosts (e.g., retailers, airports, automobile dealers, healthcare/medical facilities, hotels, municipal locations, parking lots, schools and universities, etc.) to provide charging as an amenity.

●	Technology-Enabled Products and Services. We are focused on enhancing products and services to maintain a leadership position as a developer and operator of networked charging infrastructure. Continued research and development activities focused on hardware design, station architecture and our technology stack and software applications widen our competitive positioning and offer the potential for high margin accretive revenue streams. Through our mobile app for EV drivers, Autocharge+ functionality allowing a seamless charging experience, a customized portal that provides OEM partners with visibility to the EVgo Public Network, the Canary performance modeling tool, and development of sophisticated diagnostics delivered to vendors in real time so that equipment functionality can be enhanced, our tech-enabled services are designed to further strengthen our customer relationships.
●	PlugShare. We deliver services to EV drivers through our subsidiary PlugShare, the leading global platform for EV drivers to locate and provide information relating to charging stations and provide feedback on their charging experiences, while leveraging tools like EV Trip Planner. Beyond its services to EV drivers, PlugShare delivers data to automakers and other customers through the PlugShare API and manages the world’s largest EV driver research panel through PlugInsights. PlugShare also delivers advertising impressions globally on behalf of its advertising customers.
●	Disciplined Capital Allocation. Our capital investments undergo rigorous financial analysis and consideration. Investments are analyzed using several parameters and require the portfolio to meet or exceed a pre-defined internal rate of return before approval. Robust underwriting standards are reviewed periodically to underpin such disciplined capital allocation.
●	Public Policy Engagement. We are continuously engaged with federal policymakers, state agencies, utilities, state legislatures and other stakeholders to mitigate risks, shape funding opportunities, reduce electricity rates, implement streamlined EV charging tariffs and interconnection processes and promote competitive ownership of EVSE.

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

As the charging sector continues to evolve, a number of players have emerged or could emerge as our competitors. As a leading builder, owner and operator of a public fast charging network, some our competitors include Tesla, Electrify America, ChargePoint and Blink.

The principal competitive factors in the industry include charger count, locations, accessibility and quality of the customer experience; DCFC network availability and reliability, scale and local density; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; adjacent amenities; software-enabled services; operator brand, track record and reputation; access to equipment vendors and service providers; access to public policy support and pricing; and access to capital to support network expansion.

Barriers to entry in the EV charging market may erode as a result of government intervention and various support programs, leading to more competitors with a variety of profitability objectives. We have competitive advantages in delivering charging services driven by network scale, network design, experience developing and operating DCFC infrastructure, OEM partnerships, rideshare partnerships, brand equity, longstanding reputation in the industry, a well-established supply chain, differentiated station design and software enabled service offerings and network effects driven by a large number of repeat customers. Competition arising from use of other types of alternative fuel vehicles such as plug-in hybrid EVs, hydrogen, and high fuel economy gasoline and diesel-powered vehicles could inhibit growth in the EV sector.

Suppliers and Service Providers

Charging Equipment and Related Services. We have invested in and maintain long-term relationships with suppliers and service providers. We design stations and specify EV chargers in-house and outsource production to an assortment of manufacturers. Based on a rigorous certification and qualification testing process, we have established commercial relationships with multiple EV charger manufacturers. At this stage of the industry, equipment is unique to each supplier with respect to components and aftermarket maintenance and warranty services. As such, equipment and services are currently singularly sourced from each supplier. For the year ended December 31, 2024, Delta provided 77.3% of our total charging equipment compared to 76.9% for the year ended December 31, 2023. In January 2025, we also entered into a joint development agreement with Delta to develop our next generation of charging infrastructure.

We also typically contract with and manage specialized electrical and civil contractors to perform station construction and maintenance activities. Additionally, our charger management software platform was developed and is operated by Driivz.

Electricity. We purchase electricity for the majority of our charging stations directly from local utilities as a commercial or industrial customer representing approximately 94% of our total GWh throughput in 2024. Each site qualifies for a certain utility tariff based primarily on maximum instantaneous electric usage (i.e., peak kW) measured over a historic period. A typical electricity tariff for a site consists of (i) a fixed charge, generally based on the number of meters on site, (ii) an energy charge based on kWh used, which may vary depending on time of use (including seasons and peak hours), (iii) a demand charge, or cost charged per kW during the applicable calculation period, which is often monthly, but which may also vary depending on time of use and (iv) any applicable state and utility taxes. Commercial and industrial tariff structures, like those that our stations are served on, are generally very stable, with underlying base charge amounts updated by utilities every three to four years. Supply charges assessed to recover the cost of fuel and/or purchased power may be updated more frequently. In deregulated utility markets like the Northeast, Mid-Atlantic, and Texas, we have entered into fixed-price contracts to manage the underlying risk associated with the potential for volatility in supply costs and continue to explore the opportunity to enter into similar contracts for additional charging sites. Where we do not purchase electricity directly from the local utility, we obtain electricity through the Site Host and reimburse the Host at a pre-negotiated rate.

Customers, Partnerships and Strategic Relationships

We have established partnerships and strategic relationships with key OEMs, including GM, Honda, Nissan, and Toyota, Site Hosts and fleet operators, as discussed further below. These relationships allow us to access new customers and build brand awareness through co-marketing. We may also benefit from promotional programs sponsored by OEMs. In some cases, OEM partners have agreed to provide one-time or ongoing payments related to the build-out of our charger network. In nearly all cases, we retain ownership of the chargers built under these OEM programs.

We have established, invested in and maintained long-term relationships with Site Hosts with national and regional multi-site portfolios of commercial and retail properties. Our Site Hosts span a wide array of industries and locations, including airports, automobile dealers, healthcare/medical facilities, hotels, mixed-use facilities, municipal locations, parks and recreation areas, parking lots, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs and workplace locations. We have numerous master agreements with Site Hosts that enable the conversion of prospect sites into locations that can be developed by standardizing terms and conditions for site control. Our ownership model is attractive to Site Host partners as it allows them to offer an EV charging amenity to their customers without needing to incur upfront capital expenditures or ongoing operating costs while generating rent revenue from us. The benefits offered to Site Hosts through our business model continue to provide us with access to the highest quality property owners, grocery store chains, parking garages, airports and convenience stores.

We had two customers that collectively comprised 41.7% and 45.7% of our total net accounts receivable as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, one customer represented 33.5% and 45.2%, respectively, of our total revenue. As we and the EV industry continue to grow, we expect revenues will be generated from a larger and an increasingly varied group of customers and commercial partners. In the ordinary course of business, we engage in active discussions and renegotiations with our commercial partners with respect to the solutions we provide and the terms of their agreements, including fees. Most of our contracts with our commercial partners have multi-year terms and some have the right to terminate prior to the end of the term. The loss of any of our largest commercial partners or the renegotiation of any of our largest contracts with our commercial partners could adversely affect our results of operations.

DOE Loan

On December 12, 2024, the Borrower entered into the Guarantee Agreement with the DOE as guarantor. Pursuant to the Guarantee Agreement, the DOE agreed to issue a loan guarantee on behalf of the Borrower with respect to a term loan facility, or the DOE Loan, established between the Borrower and the FFB. The DOE Loan is made pursuant to the Title XVII Loan Guarantee Program, which permits the DOE to issue loan guarantees in connection with loans issued by the FFB to fund certain eligible projects.

The DOE Loan is structured as a senior secured loan facility of up to $1.248 billion, consisting of $1.05 billion of principal and up to $193 million of capitalized interest, subject to modification as set forth in the Guarantee Agreement. The DOE Loan provides that the Borrower may draw on the DOE Loan, each such draw, an Advance, at any time during the Availability Period. Advances under the DOE Loan are subject to the satisfaction of customary conditions, including certification of compliance with the loan documents and specified legal requirements and the ongoing accuracy of representations and warranties. The Borrower submitted its first request for an Advance of $75.3 million and received such Advance in January 2025.

All proceeds from the DOE Loan will be used to reimburse us for up to 80% of certain costs associated with the construction, installation and deployment of approximately 7,500 new DC Stalls nationwide. At the closing of the DOE Loan, we contributed 1,594 DC Stalls from our existing public network to the Borrower as collateral, and we may be required to contribute additional DC Stalls or cash to the Borrower from time to time. We, through our subsidiary, EVgo Services, will provide charge point operator services to the Borrower for the duration of the DOE Loan.

The DOE Loan matures on January 7, 2042. Beginning on March 15, 2030, the Borrower will be required to make quarterly payments of principal and interest to the FFB. Interest rates are fixed at the applicable long-dated U.S. Treasury rate plus a combined liquidity spread and risk-based charge of approximately 1.2% in the aggregate, and accrued interest is capitalized until the end of the Availability Period. Subject to certain conditions, including the existence of no events of default, the Borrower may voluntarily prepay any or all of the principal outstanding under the DOE Loan. Additionally, in the event of a Mandatory Prepayment Event (as defined in the Guarantee Agreement), the Borrower shall be required to prepay certain amounts outstanding under the DOE Loan. The Borrower’s obligations to the DOE and FFB under the DOE Loan are secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of the Borrower and the equity interests of the Borrower.

The Guarantee Agreement contains customary representations and warranties as well as affirmative and negative covenants (including restrictions on Borrower making distributions to affiliates). The Guarantee Agreement also contains customary events of default including failure to make payments when due, failure to maintain the required debt service coverage ratio, the occurrence of a Change of Control (as defined in the Guarantee Agreement) or other breaches under the Guarantee Agreement. If an event of default occurs, the DOE has certain rights and may, among other options and in its discretion, assess fees and penalties, enforce the collateral, and declare all amounts under the DOE Loan payable immediately in full.

GM Agreement

On July 20, 2020, we entered into the GM Agreement to build fast charger stalls that we will own and operate as part of our public network. The GM Agreement has been amended several times to, among other things, expand the overall number of charger stalls to be installed from 2,750 to 2,850, adjust charger stall installation targets, extend the completion deadline to June 30, 2028, provide for a payment of $7,000,000 in December 2022 in exchange for our agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and additional payments for changes to GM’s charger branding, and maintain a specified uptime percentage (described below) over the term of the GM Agreement. In the most recent amendment to the GM Agreement, a certain portion of the charger stalls that we are required to build are required to have additional specifications, or the Flagship Stalls. Pursuant to the GM Agreement, we are required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on charger stalls installed.

Under the GM Agreement, we are required to install a total of 2,850 charger stalls by June 30, 2028, 73.5% of which were required to be and were installed by December 31, 2024. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and we may face delays in construction, commissioning or aspects of installation of the charger stalls we are obligated to develop. We are also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, we are committed to providing GM EV customers with reservations and certain of our services at a discounted rate and branding on chargers.

The GM Agreement is subject to early termination in certain circumstances, including in the event we fail to meet the quarterly charger stall-installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, we may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event we fail to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide us with notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages of up to $15.0 million.

Nissan Agreement

We executed the Nissan Agreement in June 2019, which provides for joint marketing activities, charging credit programs for purchasers or lessees of Nissan EVs, and a capital-build program. Under the joint-marketing activities provisions of the Nissan Agreement, we were obligated to spend a specified amount annually on joint-marketing activities that were mutually agreed upon with Nissan until March 1, 2024. Under the charging credit program provisions in the Nissan Agreement, credits for charging are allocated to purchasers or lessees of Nissan EVs, and such purchasers or lessees are permitted to charge their EV for 12 months at no charge to the participant, up to the amount of the charging credit allocated to such participant or on an unlimited basis, depending on the model of Nissan EV purchased or leased. Until March 1, 2024, in the event a participant did not use the entire amount of the allocated charging credit or if the annual charging credit pool was not exhausted within a specific period, a portion of the remaining dollar value of such credit rolled over to subsequent periods, and a portion was retained by us. Since March 1, 2024, Nissan has been required to make additional payments to the extent needed to support charging credits for new enrollees, and unused funds from such additional payments will be returned to Nissan at the end of the term. For Nissan EV purchasers or lessees receiving unlimited charging, we receive an upfront activation fee for each purchaser or lessee as well as a usage-based fee. The capital-build program provided for in the Nissan Agreement required us to install, operate and maintain public, high-power dual-standard chargers in specified markets pursuant to a schedule that outlined the build timelines for the chargers to be constructed, or the Build Schedule. We have fulfilled our capital-build program obligations under the Nissan Agreement.

Pilot Infrastructure Agreement

On July 5, 2022, we entered into the Pilot Infrastructure Agreement and the Pilot O&M Agreement with the Pilot Company and GM to build, operate, and maintain up to 2,000 stalls served by DC chargers that the Pilot Company will own. The stalls will be located at the Pilot Company sites across the U.S. Pursuant to the Pilot Infrastructure Agreement, we are required to meet certain construction milestones measured by the number of sites commissioned, and the Pilot Company is required to make certain payments each month based on completion of pre-engineering and development work, the progress of construction at each site and for each charger procured by us. Subject to extensions of time for specified excusable events, if we are unable to meet our commissioning obligations, the Pilot Company will be entitled to liquidated damages calculated per day, subject to a cap of $30,000 at each site. The Pilot Infrastructure Agreement includes customary events of default such as those resulting from insolvency, material breaches, and extended unexcused noncompliance, in each case subject to applicable notice and cure periods and other customary limitations on the parties’ ability to seek available remedies, including early termination. Additional provisions that may permit or cause early termination include the Pilot Company’s right to terminate after 1,000 stalls have been completed, our inability to secure certain chargers and a material increase in the price of chargers due to a change in law. If the Pilot Company elects to terminate the Pilot Infrastructure Agreement after 1,000 stalls have been completed, the Pilot Company must pay us a termination fee per stall for those not built; such fee varies based on the number of stalls already built. If we are wholly or partially unable to perform our obligations under the Pilot Infrastructure Agreement due to certain circumstances outside our control, including delays by permitting authorities and utilities or certain force majeure events, such inability will not be considered a breach or default under the Pilot Infrastructure Agreement.

Under the Pilot O&M Agreement, we are required to perform operations, maintenance and networking services on stalls built and commissioned under the Pilot Infrastructure Agreement in exchange for payment of a monthly fee by the Pilot Company to us. Similar to the Pilot Infrastructure Agreement, the Pilot O&M Agreement includes customary events of default and related remedies.

Intellectual Property

We protect our intellectual property and proprietary rights through patent, trademark, copyright, trade secret and unfair competition laws, and by confidentiality protocols. We undertake actions as we deem necessary to ensure that our proprietary rights are protected, while at the same time respecting the intellectual property rights of other persons.

As of December 31, 2024, we held 26 patents and had 9 additional patent applications pending in the U.S. and abroad. We continue to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that provide a meaningful competitive advantage to us.

Governmental Regulation

State, regional and local regulations for installing EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications.

Handbook 44 establishes a model weights and measures code, which covers numerous measuring and weighing devices including EV chargers. The latest version for EV charging has been adopted by law in 30 states, and most of these states are currently not expected to begin enforcing the regulations until 2028, although this timeline is subject to change. California adopted its own weights and measures regulations in 2019 and was the first state to begin enforcing these requirements. The Texas Department of Licensing and Regulation and Michigan Department of Agriculture & Rural Development have subsequently adopted their own regulations, and other states are actively considering measures. Generally, public utilities commissions and state legislatures across the country have determined that EV charging service providers will not be regulated as utilities. The determination not to regulate us as a utility generally frees us from being subject to more burdensome regulatory requirements and provides us with greater flexibility to set rates, including setting pricing for EV charging on a per-kWh basis across our portfolio of public chargers.

A number of public policies have been promulgated in the last several years to encourage EV adoption as well as incentivize investments in charging infrastructure to support the success of EV sales. For example, the IIJA, which was signed into law in November 2021, included up to $7.5 billion in funding for EV charging infrastructure, largely on highway corridors, through the DOT, and the IRA, which was signed into law in August 2022, extended a tax credit for qualified plug-in EVs with a maximum credit of $7,500, depending on vehicle weight and battery capacity, and created new tax credits for previously owned EVs and commercial vehicles. The IRA included new domestic content and critical mineral sourcing requirements and eliminated a cap on the availability of tax credits for individuals who purchased vehicles from OEMs that had reached certain production levels. We are closely monitoring potential changes to these tax provisions under the 119th Congress, which began in January 2025, and other administrative actions under the current administration and assessing any potential impact on our business.

Outside of federal activity, several states also offer various rebates, grants and tax credits to incentivize both EV purchases and leases. In addition to state incentive programs, demand for EVs has also been encouraged by regulatory developments and changes in consumer habits. For example, California has set an aggregate goal of more than seven million EVs on the road by 2030, which, the CEC estimates, will require one million private and shared public chargers. To this end, in December 2024, the CEC approved an investment plan for $1.4 billion in state funding under its Clean Transportation Program, which funds its EV infrastructure programs.

Additionally, California has enacted the Clean Miles Standard aimed at reducing greenhouse gas emissions from TNCs, such as rideshare vehicles, through electrification and other means. Other jurisdictions have followed suit, with New York City’s Taxi and Limousine Commission’s Green Rides Initiative requiring rideshare trips to be electric or wheelchair accessible by 2030, and Massachusetts offering financial incentives for TNC drivers to purchase EVs. These initiatives, combined with a shift toward car-sharing and mobility as a service offering, are expected to accelerate EV adoption by fleets in the coming years.

Grants and Incentives

We continuously pursue public grants and leverage utility incentives to reduce capital expenditures. We have resources that help shape, monitor, submit for and utilize available grant and incentive funding for the development of DCFCs on a state, local and national level. Our network expansion and local build plans are informed partially based on expected timing for and availability of funding of this type. We have received awards for grants and incentives from state energy offices, state departments of transportation, local air districts, and utility rebate and “make-ready” programs.

We have historically benefitted from the availability of 30C income tax credits, which effectively subsidizes the cost of placing our charging stations in service. The IRA revised the 30C income tax credits to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. See Part I, Item 1A, “Risk Factors — Risks Related to the EV Market — The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could materially and adversely affect our business, financial conditions and results of operations.” for further discussion. During the year ended December 31, 2024, we transferred EVgo OpCo’s 2023 30C income tax credits for cash proceeds, net of transaction costs, of $9.0 million.

We intend to continue to seek additional grants, rebates, subsidies and incentives as an effective avenue to reduce our capital investment in the promotion, purchase and installation of charging stations where applicable.

Regulations Affecting EV Adoption

In 2024, the EPA announced a final rule, the Multi-Pollutant Emissions Standards for Model Years 2027 and Later Light-Duty and Medium-Duty Vehicles that sets new emissions standards for vehicles starting with model year 2027. Although we are not a car manufacturer and thus not directly subject to these standards, such standards may still indirectly affect our business by sending a market signal for vehicle manufacturers to increase their EV offerings, which would likely result in increased demand for charging services. We are monitoring any potential changes to these regulations but do not expect them to impact our network plan or projections for VIO in the near-term.

Additionally, California has set its own regulations under Section 177 of the Clean Air Act (42 U.S.C. §7507), and as of December 31, 2024, over 15 states have adopted all or part of California’s low-emission and zero-emission vehicle regulations. ACC II regulation directs automakers to sell a growing percentage of ZEVs, culminating in 100% new ZEV sales in 2035. In December 2024, the EPA granted CARB’s waiver request to implement and enforce ACC II. Additionally, in December 2024, the U.S. Supreme Court released an order declining to consider challenges to California’s authority, stipulated in the Clean Air Act, to set vehicle emission standards but agreed to hear a procedural issue that could affect the ultimate outcome of the case on remand. We continue to monitor legal activity concerning California’s ZEV regulations. However, many of our markets achieving the highest throughput per stall are located in states that have not adopted this regulation.

Waste Handling and Disposal

We are subject to laws and regulations regarding the handling and disposal of hazardous substances and solid waste, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed of. For instance, CERCLA, also known as the superfund law, in the U.S. and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.

We may also generate or dispose of solid wastes, which may include hazardous wastes that are subject to the requirements of the RCRA and comparable state statutes. While RCRA regulates both solid and hazardous waste, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of our charging stations may be excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or in our ability to qualify the materials we use for exclusions under such laws and regulations, could adversely affect our operating expenses.

Renewable Energy Markets

As part of our business strategy, we market the electricity provided from our charging stations as 100% matched with purchases of RECs. Any claims we make to consumers about our use of renewable energy are subject to regulation by the FTC. The FTC Green Guides require all non-renewable energy use to be matched with RECs in order to make renewable energy claims and may also require certain statements regarding the sources of renewable energy and related RECs. Failure to comply with such regulations can result in substantial monetary penalties or otherwise impact our results of operations. Therefore, we purchase certified RECs in order to qualify the electricity we distribute through charging stations as renewable energy and will continue to purchase certified RECs in the future to substantiate claims that the electricity provided from our charging stations is 100% matched with purchases of renewable energy. Additionally, as part of our business model, we project the number of RECs needed and purchase such RECs to meet this projection. Failure to accurately project our REC needs may result in the purchasing of RECs on the spot market in order to maintain compliance with applicable regulations. If material, this may adversely affect our business and financial condition. LCFS Credits As a charging station owner and operator, we earn regulatory credits, such as LCFS credits and other regulatory credits, in states where such programs are enacted, including the LCFS Program in California, the Clean Fuels Program in Oregon, and the Clean Fuel Standard in Washington. These credits are generated through charging station operations based on the volume of kWh sold. We earn additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates. In California, we actively seek to maximize the number of credits generated per kWh of energy sold by sourcing renewable electricity. The availability of such credits depends on continued governmental support for these programs and regulatory frameworks that make it possible for us to participate in these credit markets. In addition to current programs, we are currently monitoring or participating in state level policy activity to promulgate new clean fuels programs in roughly half a dozen states, primarily in the Eastern and Midwestern U.S.

Human Capital Management

Our mission is to build a sustainable business that eliminates emissions to protect our planet. We believe that our people are our most important asset to help us achieve our mission. We are focused on fostering a mission-driven workforce with a broad set of perspectives, experiences, and backgrounds to ensure that we are customer centric, collaborative, and innovative to lead to our collective success. Our human capital management strategy is integrated and aligned with the overall leadership objectives and is designed to attract, develop, and retain a high performing workforce to sustain our business, both today and in the future. We are focused on maintaining a culture of operational excellence that supports our employees, customers, and the many communities we serve. The workforce is guided by our core commitments to safety, integrity, customer service and continuous improvement. We remain steadfast in our commitment to treating people with dignity and respect. We are focused on maintaining the highest standards of ethical conduct on which our business and reputation have been built.

As of February 15, 2025, we had 329 full-time employees and two part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced a work stoppage and believe in maintaining positive relationships with our employees.

Health and Safety. We are committed to protecting the health and safety of our employees, contractors and the communities we serve. Our commitment is demonstrated by providing the tools and skill building needed to help ensure that our employees can perform their work safely. Employees are empowered and encouraged to question, stop, and correct any unsafe act or condition while communicating openly and honestly on health and safety issues.

Company Culture. Our vision is to enable effortless fast charging for everyone. In order to maximize our customer base, we believe that our products and services need to be available to all people regardless of their background. To uphold our vision, we commit to reflecting the communities we serve and implementing policies and practices that positively impact the many stakeholders we interact with. We strive to protect the environment and help tackle climate change, accelerating the transition to clean energy. We are also committed to the promotion of sustainable communities and the promotion of equal access. We believe that excellence in this area provides a benefit to our stakeholders and the communities in which we operate.

We are committed to hiring — and continuing to hire — the most qualified and talented people from all backgrounds to all levels of leadership. We commit to mentoring and promoting people within our community whom we value for their hard work, intelligence, and agility in pursuit of our mission. We strive to engage partners from the communities we serve and are committed to creating initiatives that ensure our employees and stakeholders are seen, heard, and valued. We commit to continuing to check in with leadership and employees to see how we are doing. And most importantly, we commit to listening with openness. As we aim to rapidly grow as a business, we commit to growing as a community as well.

Our success depends on a staff of varied backgrounds and responsive, attentive leadership. We seek to achieve our vision by utilizing the strength that comes from the richness of a wide range of perspectives and experiences. We commit to building and empowering a workplace community that values our members for simply being who they are.

●	Communication & Training: We seek to establish a supportive and welcoming workplace environment in which employees of all backgrounds and demographic characteristics can work together. We also conduct training on various topics including regulatory compliance.
●	Talent Attraction and Development: We have a strong talent pipeline supported by our employee referral program and partnerships with a variety of organizations. We also support internship and apprenticeship programs.
●	Promoting Sustainable Communities: Our goal is to ensure that EVs and public fast charging are accessible to all. Over 60% of the EVgo Public Network currently serves an environmentally impacted community, which means one of our DC Stalls is within a 10-minute drive of those communities. Impacted communities are defined as more diverse, less affluent, and more impacted by air pollution (particulate matter 2.5 micrometers or smaller (“PM2.5”) > 50) than the average neighborhood in a given geography according to the Environmental Justice Screening and Mapping Tool.
●	Partnering for Good: To engage within communities to accelerate access to electrified transportation and to coordinate opportunities for our staff to give back to their communities. We are committed to doing better in our own organization and on the ground to bring more equitable access to EVs to communities across the U.S. Beyond including equity in our siting decisions, we have led, partnered with and participated in several programs to promote equal access to EV charging including charging credit programs to allow for more affordable charging for income qualified drivers. These are typically supported through public funding programs.

Talent, Attraction, Development and Engagement. From our frontline employees to our leadership roles, we have maintained a focus on attracting, developing and retaining a robust talent pipeline to remain competitive and to continue to provide our customers with the highest standard of service.

Our employees grow through a variety of training and development opportunities at all career tracks within the organization. We have an all-employee “EVgo Academy” program that includes Master Classes and other training resources. In October 2024, we hosted our third company-wide EVgo University event covering in-depth facets of our business, including our mission, vision and values, what we are doing to enhance our customer experience, our technology strategy including the use of artificial intelligence, and developing team building, including collaboration, as well as personal well-being. We conduct periodic employee engagement surveys throughout the year for our employees to provide input on how we can improve. We also offer tuition reimbursement programs to our eligible employees.

Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include competitive salaries, annual discretionary performance bonuses tied to objectives and key results, and, for all full-time employees, long-term equity awards tied to time-based vesting conditions. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating long-term performance and integrating compensation with our business plans. We participate in a compensation benchmark survey to review the competitiveness of our compensation packages. In addition, we offer employees benefits such as hybrid work options, life insurance, comprehensive health plans (medical, dental and vision), flexible paid time off, generous supplemental parental pay, EV car loaners at our headquarters, discounted charging nationwide, and a 401(k) plan.

Available Information

As soon as reasonably practicable after they are filed electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website, investors.evgo.com. We also use the investor relations section of our website and our social media channels as tools to disclose important information about us and comply with our disclosure obligations under Regulation Fair Disclosure. We encourage investors and others to review the information we make public on the investor relations section of our website and our social media channels, as such information could be deemed material information. We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this Annual Report.

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially and adversely affect our business, financial condition and results of operations. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, our business, financial condition, liquidity and results of operations may be harmed. As a result, the market price of our securities could decline, possibly significantly or permanently, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and may adversely affect our business, financial condition and results of operations.

Summary of Risk Factors

The following summarizes the risks facing our business, all of which are more fully described below. This summary should be read in conjunction with the complete set of Risk Factors below and should not be relied upon as an exhaustive summary of the material risks facing our business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.

Risks Related to Our Business

●	We are an early-stage growth company with a history of operating losses and expect to incur significant expenses and continuing losses at least for the near- and medium-term.
●	Our growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.
●	We have recently experienced rapid growth. If we fail to manage growth effectively, our business, financial condition and results of operations could be materially and adversely affected.
●	Current and future administrations at the federal and state level may create uncertainty for the EV sector, which may have a material and adverse effect on our business, financial condition and results of operations.
●	Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
●	We currently face competition from a number of companies and expect to face significant competition in the future as the market for EV charging develops.
●	We rely on a limited number of vendors for our charging equipment and related support services. A loss of any of these partners could materially and adversely affect our business, financial condition and results of operations.
●	Because we are currently dependent upon a limited number of customers and OEM partners, the loss of a significant customer or OEM partner could materially and adversely affect our business, financial condition and results of operations.
●	Our success and growth depend on our ability to develop and maintain relationships with automotive OEM and fleet partners.
●	Our business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as we expand the scope of such services with other parties.
●	Disruptions in our supply chain could materially and adversely affect our business, financial condition and results of operations.
●	We may need to raise additional funds, and these funds may not be available when needed or may only be available on unfavorable terms, which could impact our ability to fund our operations, our growth and the build-out of our network.

Risks Related to the DOE Loan

●	The growth of our business is substantially dependent on our ability to fully draw on our DOE Loan, which contains a number of conditions precedent to each draw. Failure to satisfy the conditions required to fully draw down on our DOE Loan would materially and adversely affect our business, financial condition and results of operations.

●	Our failure to comply with the covenants or other terms of the DOE Loan, including as a result of events beyond our control, could result in a default under the DOE Loan that could materially and adversely affect the ongoing viability of our business.
●	The DOE Loan is secured by a substantial portion of our consolidated assets, resulting in the lack of substantial remaining assets available for incurring additional secured indebtedness.
●	The restrictions imposed on the Borrower under the DOE Loan limit our flexibility in operating the business of the Borrower and could limit our flexibility in operating our business.
●	We depend upon cash distributions from our subsidiaries, including the Borrower, to fund our operations, and restrictions on the Borrower’s ability to distribute cash to us under the DOE Loan could adversely affect our business plans.

Risks Related to the EV Market

●	Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for our products and services.
●	Rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on our network as much as expected. Future demand for or availability of battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.
●	We derive revenue from the sale of regulatory credits. There are a number of factors beyond our control that could have a material adverse effect on our ability to generate such revenue.
●	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Technology, Intellectual Property and Infrastructure

●	Our business, financial condition and results of operations may be materially and adversely affected if we are unable to maintain, protect and enforce our technology and intellectual property.
●	The current lack of industry standards may lead to uncertainty, additional competition and unexpected costs.

Risks Related to Finance, Tax and Accounting

●	We have identified a material weakness in our internal control over financial reporting, and any inability to timely remediate this material weakness or otherwise establish and maintain an effective system of internal control over financial reporting may harm investor confidence and cause a decline in the price of our Class A common stock.
●	Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could materially and adversely affect our and EVgo OpCo’s business, financial condition and results of operations.
●	Continuing or worsening inflationary pressures and associated changes in monetary policy, or changes to trade policy, including tariff and customs regulation, may result in increases to the cost of our charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

Risks Related to Our “Up-C” Structure and the Tax Receivable Agreement

●	EVgo Holdings owns the majority of our voting stock and therefore has the right to appoint a majority of our board members, and EVgo Holdings’ interests may conflict with those of other stockholders.
●	Our only principal asset is our interest in Thunder Sub, which, in turn, holds only units issued by EVgo OpCo; accordingly, we depend on distributions from EVgo OpCo and Thunder Sub to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.
●	We will be required to make payments under the Tax Receivable Agreement for certain tax benefits that we may claim, and the amounts of such payments could be significant.

Risks Related to Legal Matters and Regulations

●	Privacy concerns and laws, or other regulations, may materially and adversely affect our business, financial condition and results of operations.
●	Increasing and evolving attention to ESG matters may increase our costs of compliance and materially and adversely impact our business, financial condition and results of operations.

Risks Related to Our Securities

●	We are a “controlled company” within the meaning of the rules of the Nasdaq and the rules of the SEC. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
●	Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
●	Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for Class A common stock and could entrench management.

Risk Factors

Risks Related to Our Business

We are an early-stage growth company with a history of operating losses and expect to incur significant expenses and continuing losses at least for the near- and medium-term.

We have a history of operating losses and negative operating cash flows. As of December 31, 2024, we had $120.5 million of cash, cash equivalents, and restricted cash and working capital of $94.0 million. Our net cash outflow for the year ended December 31, 2024 was $88.6 million. While we believe that our cash on hand as of December 31, 2024 and the DOE Loan are sufficient to meet our current working capital and capital expenditure requirements, there can be no assurance that we will be able to successfully draw on the DOE Loan in full and achieve and maintain profitability in the future. Our potential profitability is particularly dependent upon the continued adoption of EVs by consumers, fleet operators and other electric transportation modalities, continued support from regulatory programs and, in each case, the use of our chargers, any of which may not occur at the levels we currently anticipate or at all. We may need to raise additional financing through loans, securities offerings or additional investments in order to fund our ongoing operations. There is no assurance that we will be able to obtain such additional financing or that we will be able to obtain such additional financing on favorable terms.

Our growth and success are highly correlated with and thus dependent upon the continuing rapid adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.

Our growth is highly dependent upon the continued rapid adoption of EVs by governments, businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, increasing consumer choice as it relates to available EV models, their pricing and performance, evolving government regulation and industry standards, changing consumer preferences and behaviors, intensifying levels of concern related to environmental issues and government initiatives related to climate change and the environment generally. Our revenues are driven in large part by EV drivers’ driving and charging behavior. Potential shifts in behavior may include but are not limited to changes in annual vehicle miles traveled, preferences for urban vs. suburban vs. rural and public vs. private, and DCFC vs. Level 2 charging, demand from rideshare or urban delivery fleets and the emergence of autonomous vehicles and/or new forms of mobility. Although demand for EVs has grown in recent years, there is no guarantee of continuing future demand. Public DC fast charging may not develop as expected and may fail to attract projected market share of total EV charging. If the market for EVs develops more slowly than expected, or if demand for EVs develops more slowly than expected or decreases, our growth would be reduced, and our business, prospects, financial conditions and results of operations would be harmed. The market for EVs, and ultimately EV charging, could be affected by numerous factors, such as:

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

In addition, sales of vehicles in the automotive industry can be cyclical, which may affect growth in acceptance of EVs. It is uncertain how macroeconomic factors will impact demand for EVs, particularly because EVs can be more expensive than traditional gasoline-powered vehicles. Furthermore, because fleet operators often make large purchases of EVs, this cyclicality and volatility in the automotive industry may be more pronounced with commercial purchasers, and any significant decline in demand from these customers could reduce demand for EV charging and our products and services in particular. Moreover, any legislative or regulatory restrictions on the operation or growth of the autonomous vehicle industry, or curtailed investment in the autonomous vehicle industry, could limit demand for EV charging from operators in the autonomous vehicle industry.

While many global OEMs and several new market entrants have announced plans for new EV models, the lineup of EV models with increasing fast charging needs expected to come to market over the next several years may not materialize in that timeframe or may fail to attract sufficient customer demand. Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulations and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore materially and adversely affect our business, financial condition and results of operations.

We have recently experienced rapid growth. If we fail to manage growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

We have experienced rapid growth in recent periods. The expected continued growth and expansion of our business may place a significant strain on management, business operations, financial condition and infrastructure and corporate culture.

With continued fast growth, we will be required to continue developing, implementing, and enhancing our information technology systems and internal control over financial reporting and related procedures. The implementation, maintenance, segregation, and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, implementing, improving, and expanding core systems as well as updating current systems, including disruptions to the related areas of business operations. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations. These risks may also result in data security incidents that may interrupt business operations and allow third parties to obtain unauthorized access to business information or misappropriate funds. We may also face risks to the extent such third parties infiltrate the information technology infrastructure of our contractors.

To manage growth in operations and personnel, we will need to continue to enhance our operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could materially and adversely affect our business, financial condition and results of operations. Our strategy is based on a combination of growth and maintenance of strong performance on our existing asset base and any inability to scale, maintain customer experience or manage operations at our charging stations may impact our growth trajectory.

Current and future administrations at the federal and state level may create uncertainty for the EV sector, which may have a material and adverse effect on our business, prospects, financial condition and results of operations.

As noted above, we are monitoring possible changes under the current administration and 119th Congress which could impact the availability of federal incentives to encourage the adoption of EVs and investment in charging infrastructure. These include federal policies such as the IRA’s $7,500 EV tax credit and $4,000 used EV credit, the NEVI Program to provide funding to states to deploy EV charging, or emissions standards proposed by the EPA. See Part I, Item 1 “Business – Market Overview.” In addition to NEVI Program funding, a number of states also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. Such federal policies relating to investment in charging infrastructure could also impact our ability to draw funds down under the DOE Loan, which could materially and adversely impact our business, financial condition and results of operations. See Part I, Item IA, “Risk Factors — Risks Related to the DOE Loan.” Additionally, in many states, utilities offer rebates or other incentive programs, typically called “make-ready” programs, to incentivize the development of EV charging infrastructure.

However, incentives set by federal or state governments, as well as other government commitments and initiatives, may expire on a particular date, end when the allocated funding is exhausted, or may be reduced, modified or terminated as a matter of regulatory, executive or legislative policy. The impact of the IRA and other government EV initiatives, including regulatory requirements and restrictions that may impact the ability of us and our competitors to take advantage of such initiatives, cannot be known with any certainty at this time, and we may not reap any or all of the expected benefits of the IRA or the IIJA.

Current and future administrations at the federal and state level may create further uncertainty for the EV sector. For example, the current administration may enact policies and change regulations that may adversely affect the growth of the EV market, including by eliminating the EV Tax Credits or the Tailpipe Rule, and may take additional steps to remove incentives for manufacturing and purchasing EVs. The current administration has also proposed further increases of tariffs on certain foreign imports into the U.S. New or increased tariffs on imports to the U.S. could also have a significant impact on us, particularly our ability to source components for our charging network and the cost of such components. New or increased tariffs may also result in a suppressed EV market, fewer EVs on the road and lower demand for EV chargers, which would have an adverse effect on our business, prospects, financial condition and results of operations.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Our belief about the potential for market growth and wider adoption of EVs are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Our internal estimates relating to the size and expected growth of the target market, market demand, EV adoption across individual market verticals and use cases, capacity of automotive and battery OEMs and ability of charging infrastructure to address this demand and related pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity for public and commercial fast charging and future fast charging throughput or our market share capture are difficult to predict. The estimated addressable market may not materialize in the timeframe of our internal projections, if ever, and even if the markets meet the size estimates and growth estimates presented, our business could fail to grow at similar rates.

We currently face competition from a number of companies and expect to face significant competition in the future as the market for EV charging develops.

The EV charging market is relatively new, and we currently face competition from a number of companies. There are a number of established and emerging EV charging companies operating in the U.S. that pursue various business models that are constantly evolving, including Tesla, Electrify America, ChargePoint, and EV Connect.

We compete (or, in the future, may compete) with some or all of these companies and other competitors across a number of industry segments, including retail and fleet. The principal competitive factors in the industry include charger count, locations, accessibility and reliability; charger connectivity to EVs and ability to charge all standards; speed of charging relative to expected vehicle dwell times at the location; DCFC network reliability, scale and local density; the software-enabled services offered and overall customer experience; operator brand, track record and reputation; access to equipment vendors, and service providers; and policy incentives and pricing. Competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards or customer requirements and may be better equipped to initiate or withstand substantial price competition. Additionally, historically we have generated a significant portion of our revenue from agreements with OEM partners, and the loss of one or more of these OEM partners as a result of such partners investing in their own EV charging networks (or another EV charging network in which they participate) could materially and adversely affect our business, financial condition and results of operations.

In addition, there are other means for charging EVs, which could affect the level of demand for charging at our DCFCs. For example, Tesla continues to build out its supercharger network across the U.S. for Tesla vehicles and has opened up a portion of its supercharger network to non-Tesla EVs, which could reduce overall demand for EV charging at other sites, including our charging stalls. Also, other companies sell chargers designed for customers seeking to have on-premises EV charging capability as well as for home or workplace charging, which may reduce the demand for fast charging if EV owners find “slow” charging at a workplace, at home, or other parking locations to be sufficient. Municipalities may decide to convert street lighting poles and lampposts to public charging points for EV drivers who rent, have no access to home charging, or park their EVs on the street, potentially reducing our serviceable markets. Retailers, utilities or other Site Hosts or commercial, municipal and federal fleet businesses may opt to become owners and operators of public or private EV fast charging equipment and purchase that equipment and associated management software directly from vendors in the marketplace.

Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

The EV charging business may become more competitive, pressuring demand for charging on our charging network and therefore our network utilization, revenue and margins. Competition is still developing and is expected to increase as the number of EVs sold increases. Barriers to entry in the EV charging market have eroded, and may continue to erode, as a result of government intervention and various support programs, leading to more competitors with a variety of profitability objectives.

We rely on a limited number of vendors for our charging equipment and related support services. A loss of any of these partners could materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of vendors for design, testing and manufacturing of charging equipment which at this stage of the industry is unique to each supplier and thus singularly sourced with respect to components as well as aftermarket maintenance and warranty services. For the year ended December 31, 2024, two vendors provided 87.9% of our total charging equipment. For the year ended December 31, 2023, one vendor provided 76.9% of our total charging equipment. This reliance on a limited number of vendors increases our risks, since we do not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to reduced availability of certain key components such as semiconductors, we may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. See Part I, Item IA, “Risk Factors — Risks Related to Our

Business — Disruptions in our supply chain could materially and adversely affect our business, financial condition and results of operations.” Thus, our business, financial condition and results of operations could be materially and adversely affected if one or more of our current or future vendors is impacted by any interruption at a particular location or is acquired or impacted by liquidity issues.

As the demand for public fast charging increases, charging equipment vendors may not be able to dedicate sufficient supply chain, production, or sales channel capacity to keep up with the required pace of charging infrastructure expansion. In addition, as the EV market grows, the industry may be exposed to deteriorating design requirements, undetected faults or the erosion of testing standards by charging equipment and component suppliers, which may adversely impact the performance, reliability and lifecycle cost of the chargers. If we or our suppliers experience a significant increase in demand, or if we need to replace an existing supplier, we may not be able to supplement service or replace the supplier on acceptable terms, which may undermine our ability to install chargers in a timely manner. For example, it may take a significant amount of time to identify a vendor that has the capability and resources to supply and/or service charging equipment in sufficient volumes. Identifying and approving suitable vendors could be an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance and labor and other ethical practices. Accordingly, a loss of any significant vendor could have an adverse effect on our business, financial condition and results of operations.

We rely on our vendor partners to supply spare parts to repair damaged charging equipment. If any of our vendor partners are unable source and provide replacement parts or fulfill warranty and maintenance obligations pursuant to existing agreements, we may be unable to repair damaged charging equipment and may be required to either leave it inoperable or fully replace damaged charging stations. In addition, some vendors have stopped supporting our older generation charging equipment. If we are unable to source replacement parts for our older generation charging equipment, some of our charging stations may become obsolete and we may be required to incur additional costs to replace them. The occurrence of any of the foregoing may materially and adversely affect our business, financial condition and results of operations.

If the federal government and Congress require that charging equipment be manufactured in the U.S. in order to access federal financial support or secure contracts with the federal government, we may have to source equipment from alternative vendors or work with current vendors to develop manufacturing capacity in the U.S. to participate in the covered federal programs.

Because we are currently dependent upon a limited number of customers and OEM partners, the loss of a significant customer or OEM partner could materially and adversely affect our business, financial condition and results of operations.

Given the nascent stage of the industry, a limited number of contractual commercial customers and OEM partners currently account for a substantial portion of our income. For the years ended December 31, 2024 and 2023, one customer represented 33.5% and 45.2% of total revenue, respectively. Our operating projections are currently contingent on our performance under our commercial contracts. At least in the short term, we expect that a majority of our sales outside of the retail customer market will continue to come from a concentrated number of commercial customers and OEM partners. We expect a substantial portion of our cash receipts in the near future to be from a limited number of commercial customers and OEM partners and, as a result, will be subject to any risks specific to those entities and the jurisdictions and markets in which they operate, including OEMs’ ability to develop a portfolio of EV models and attract customers for those models and maintain or expand their investments in EVs and EV charging infrastructure. We may be unable to accomplish our business plan to diversify and expand our customer and OEM partner base by attracting a broad array of customers and OEM partners, which could materially and adversely affect our business, financial condition and results of operations.

Our success and growth depend on our ability to develop and maintain relationships with automotive OEM and fleet partners.

The success of our business depends on our ability to develop and maintain relationships with OEMs, such as GM, Honda, Nissan, and others. These relationships help us access new customers and build brand awareness through co-marketing. We may also benefit from promotional programs sponsored by OEMs, such as prepaid charging credits. In some cases, our OEM partners have agreed to fund capital expenditures related to the build-out of our charger network. For example, GM is providing payments for performance obligations that will help fund the accelerated build-out of 2,850 charger stalls for our fast charger network through June 2028. If we fail to develop and maintain relationships with OEMs, or if OEMs opt to partner with competitors rather than us, our revenues may decline and our business may suffer.

Our revenue growth will also depend in part on our ability to increase sales of our products and services to fleet operators, including rideshare operators. The electrification of fleets is an emerging market, and fleet operators may not adopt EVs on a widespread basis, operate on the timelines we anticipate or rely on public and/or private fast charging and our network. In addition to the factors affecting the growth of the EV market generally, transitioning to an EV fleet can be costly and capital intensive, which could result in slower than anticipated adoption. The sales cycle could also be longer for sales to fleet operators with formal procurement processes. Fleet operators may also require significant additional services and support, and if we are unable to provide such services and support, it may adversely affect our ability to attract additional fleet operators as customers.

There can be no certainty that we will be able to identify and contract with suitable additional OEM and fleet partners. To the extent we identify such partners, we will need to negotiate the terms of a commercial agreement with such partners. There can be no assurance that we will be able to negotiate commercially attractive terms with additional OEM and fleet partners, if at all. We may also be limited in negotiating future commercial agreements by the provisions of our existing contracts such as “most-favored nations” clauses. For example, our contracts with GM prohibit us from entering into agreements for similar programs on terms more favorable than the terms afforded to GM for a limited period of time. See Part I, Item 1, “Business — Customers, Partnerships and Strategic Relationships.”

In addition, we may be unable to maintain successful relationships with our OEM and fleet partners. Some of our existing agreements require us to meet specified performance criteria. If we fail to meet such criteria, the agreements could be terminated, and we may be obligated to pay significant penalties or other damages. If an agreement is terminated, any support payments pursuant to the contract ceases. Finally, if OEMs observe us failing to meet our specified performance criteria, our reputation may be damaged, and it may become more difficult for us to establish new partnerships with OEMs. Any failure to attract and retain OEMs or fleet operators as customers in the future would materially and adversely affect our business, financial condition and results of operations.

We are required to install a substantial number of chargers pursuant to the GM Agreement. If we do not meet our obligations under this agreement, we may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant.

Pursuant to the GM Agreement, we are required to meet certain quarterly milestones measured by the number of charger stalls installed and GM is required to make certain payments based on charger stalls installed. Under the GM Agreement, we are required to install a total of 2,850 charger stalls by June 30, 2028, 73.5% of which were required to be and were installed by December 31, 2024. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and we may face delays in construction, commissioning or aspects of installation of the charger stalls we are obligated to develop. We are also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network.

The GM Agreement is subject to early termination in certain circumstances, including in the event we fail to meet the quarterly charger stall-installation milestones or fail to maintain the specified level of network availability. In the event we fail to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide us with notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages of up to $15.0 million.

We may not meet the charger stall-installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection, as well as delays related to industry and regulatory adaptation to the requirements of high-powered charger installation including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and land owners, and supply chain issues. As of February

15, 2025, there were approximately 326 charger stalls in the active engineering and construction development pipeline, of which approximately 310 charger stalls had been approved by GM. As of February 15, 2024, we had approximately 58 charger stalls left to install to meet our charger stall-installation milestone for the quarter ending March 31, 2025. If we do not meet our charger stall-installation milestone in any period, GM will have the right, if it so chooses, to send us a charger stall count breach notice, which would trigger a cure period. Under the terms of the GM Agreement, we and GM can agree to adjust quarterly charger stall installation milestones from time to time, provided the quarterly targets for an applicable calendar year must equal the annual target for such year. Going forward, it is uncertain whether these, or other potential issues in the procurement, installation, or energization of chargers, will be resolved in a timely fashion.

We are required to install a substantial number of chargers pursuant to the Pilot Infrastructure Agreement. If we do not meet our obligations under this agreement, we may not be entitled to payments from the Pilot Company and may be required to pay liquidated damages, which may be significant.

Pursuant to the Pilot Infrastructure Agreement, we are required to meet certain milestones over two biennial periods measured by the number of chargers installed and charger sites serviced, and the Pilot Company is required to make certain payments each month based on the progress of construction at each charger site and for each charger procured. Under the Pilot Infrastructure Agreement, we are required to install approximately 500 chargers at 300 charger sites during the first two-year period and will be required to install approximately 500 chargers at approximately 200 to 250 additional charger sites during the second two-year period. We may not be able to meet the charger installation milestones and may be subject to liquidated damages, modifications to the Pilot Infrastructure Agreement or termination of the Pilot Infrastructure Agreement.

Subject to certain excusable events that extend the deadline for completion, if we are unable to meet our charger installation obligations by the deadline, the Pilot Company may be entitled to liquidated damages. Furthermore, depending on the length of the delay, the Pilot Company may remove the charger site from the portfolio without designating a replacement charger site.

The Pilot Infrastructure Agreement is subject to early termination for several reasons including: (a) at the Pilot Company’s election after 1,000 charging stalls have been completed, subject to the delivery of certain payments to us, (b) our inability to secure certain charger types in specified circumstances and (c) a material increase in the price of chargers due to a change in law.

We are committed to purchasing a large number of chargers under the Delta Charger Supply Agreement and Purchase Order, which will require significant capital expenditures, some of which may not be immediately offset by payments made pursuant to the Pilot Infrastructure Agreement.

We entered into the Delta Charger Supply Agreement and Purchase Order in order to meet the charger requirements of the Pilot Infrastructure Agreement. Pursuant to the Delta Charger Supply Agreement and Purchase Order, we will purchase a minimum of 1,000 chargers (which will enable the construction of 2,000 stalls) from Delta over a period of four years with the option, at our election, to increase the number of chargers purchased to 1,100. The Purchase Order was amended in August 2023 to provide for certain Delta chargers to be manufactured in Delta’s new facility in Plano, Texas rather than in Taiwan.

If the purchase obligations under the Pilot Infrastructure Agreement are breached by a counterparty, or the Pilot Infrastructure Agreement is otherwise interrupted or terminated, and we are not able to otherwise utilize the chargers that we are obligated to purchase from Delta pursuant to the Purchase Order, our business, financial condition and results of operations may be materially and adversely affected.

Additionally, we depend on a limited number of vendors for charging equipment, including Delta. The inability of Delta to fulfill its requirements under the Delta Charger Supply Agreement and Purchase Order will require us to find an alternative supplier to meet our commitments under the Pilot Infrastructure Agreement which may not be available or may be available at a significantly higher cost.

Our business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as we expand the scope of such services with other parties.

Charger installation and construction is typically performed by third-party contractors managed by us. The installation and construction of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters and typically requires local utility cooperation in design and interconnection request approval and commissioning, as well as various local and other governmental approvals and permits that vary by jurisdiction. In addition, building codes, accessibility requirements, utility interconnect specifications, review, approval or study lead time or regulations may hinder EV charger installation and construction because they end up costing the developer or installer more in order to meet the code requirements. In addition, increased demand for the components necessary to install and construct charging stations could lead to higher installed costs. Meaningful delays or cost overruns caused by our vendor supply chains, contractors, utility upgrades scope and delays, or inability of local utilities and approving agencies to cope with heightened levels of activity, may impact our ability to satisfy the requirements under the Build Schedule and our other contractual commitments, and may impact revenue recognition in certain cases and/or impact our relationships, any of which could impact our business and profitability, pace of growth and prospects. For example, the installation of charger stalls under the GM Agreement has required significant utility upgrades to accommodate the higher capacity chargers. We have experienced significant delays in these upgrades, which have in turn caused delays in the construction of the chargers pursuant to the GM Agreement. We expect utility-related delays to continue as the industry continues to adapt to the requirements of high-powered charger installation. If these delays continue or worsen, we may not meet the charger-installation milestones under the GM Agreement or its other contractual commitments under agreements with other third parties. See Part I, Item IA, “Risk Factors — Risks Related to Our Business — We are required to install a substantial number of chargers pursuant to the GM Agreement. If we do not meet our obligations under this agreement, we may not be entitled to payments from GM and may be required to pay liquidated damages, which may be significant” and Part I, Item IA, “Risk Factors — Risks Related to Our Business — We are required to install a substantial number of charger stalls pursuant to the Pilot Infrastructure Agreement. If we do not meet our obligations under this agreement, we may not be entitled to payments from the Pilot Company and may be required to pay liquidated damages, which may be significant.”

Working with contractors may require us to obtain licenses or require us or our customers to comply with additional rules, working conditions and other union requirements, which can add costs and complexity to an installation and construction project. If these contractors are unable to provide timely, thorough and quality installation-related services, we could fall behind our construction schedules or cause customers to become dissatisfied with the solutions we offer. As the demand for public fast charging increases and qualification requirements for contractors become more stringent, we may encounter shortages in the number of qualified contractors available to complete all of our desired installations. If we fail to pay our contractors timely, they may file liens against our Site Hosts’ properties, which we are required to remove.

In order to receive certain incentives such as funding under the NEVI Program and tax credits in connection with the alternative fuel vehicle refueling property credit under Section 30C of the Code, we and our customers are required to comply with certain requirements of such programs, which may include payment of prevailing wages, apprenticeship programs and “Buy America” obligations. If we and our contractors are unable to comply with the applicable program requirements, we and our customers may lose the benefit of the applicable incentive program and may be subject to funding clawbacks or other penalties.

Our business model is predicated on the presence of qualified and capable electrical and civil contractors and subcontractors in the new markets we intend to enter. There is no guarantee that there will be an adequate supply of such partners. A shortage in the number of qualified contractors may impact the viability of the business plan, increase risks related to the quality of work performed and increase costs if outside contractors are brought into a new market.

In addition, our network expansion plan relies on our site development efforts and our business is exposed to risks associated with receiving site control and access necessary for the construction of the charging station and operation of the charging equipment, electrical interconnection and power supply at identified locations sufficient to host chargers on a timely basis. We generally do not own the land at the charging sites and rely on site licenses with Site Hosts that convey the right to build, own and operate the charging equipment on the site. We may not be able to renew the site licenses or retain site control. The process of establishing or extending site control and access could take longer or become more competitive. As the EV market grows, competition for premium sites may intensify, the power distribution grid may require upgrading, and electrical interconnection with local utilities may become more competitive, all of which may lead to delays in construction and/or commissioning or prevent us from completing construction. As a result, we have in the past experienced, and may in the future experience, Site Hosts terminating site development agreements for which we were unable to recover termination fees and construction costs incurred, and we may be exposed to increased interconnection costs and utility fees, as well as delays, which may slow the pace of our network expansion.

Disruptions in our supply chain could materially and adversely affect our business, financial condition and results of operations.

The conflict between Russia and Ukraine and an escalation of tensions and conflict in Israel and the broader Middle East region could lead to disruption, instability and volatility in global markets and industries that could negatively impact our supply chain. The U.S. government and other governments have already imposed severe economic sanctions and export controls against Russia and Russian interests and may impose additional economic sanctions and trade controls. The impact of these measures, as well as potential responses to them by Russia, could adversely affect our supply chain, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

Additionally, Delta is headquartered in Taiwan, and our ability to receive sufficient supplies of Delta chargers, components and parts could be adversely affected by events such as natural disasters in Taiwan, including earthquakes, drought and typhoons, escalations of tensions between the People’s Republic of China and Taiwan, including resulting from the People’s Republic of China’s military exercises around Taiwan, political unrest, trade restrictions or war.

We may need to raise additional funds, and these funds may not be available when needed or may only be available on unfavorable terms, which could impact our ability to fund our operations, our growth and the build-out of our network.

We may need to raise additional capital in the future to fund our operations, further scale our business and expand our charging network. We may raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or through grant funding. We cannot be certain that additional funds or incentives will be available on favorable terms when required, or at all, or that we will be able to capture expected grant funding under various existing and new state and local programs in the future. Interest rates have been elevated in recent periods, and, while they have recently fallen, if that trend does not continue, the cost of capital could remain high or increase in future periods. Any future indebtedness we incur would be effectively subordinated to the DOE Loan to the extent of the collateral securing the DOE Loan and would be structurally subordinated to the existing and future indebtedness of our subsidiaries, including the DOE Loan. Additionally, the terms of the DOE Loan impose limitations on our ability to raise funds insofar as restrictive covenants relating to the Borrower’s ability to incur indebtedness and pledge assets. See Part I, Item IA, “Risk Factors — Risks Related to the DOE Loan — The restrictions imposed on the Borrower under the DOE Loan limit our flexibility in operating the business of the Borrower and could limit our flexibility in operating our business.”

If we cannot raise additional funds when needed, our business, financial condition, and results of operations could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms for such securities or arrangements could require significant interest payments, contain covenants that restrict our business, or other unfavorable terms and rank senior to the interests held by our stockholders. In addition, to the extent we raise funds through the sale of additional equity securities, the market price of our Class A common stock could be adversely affected and our stockholders would experience dilution. See Part I, Item IA, “Risk Factors — Risks Related to Our Securities — The market price of our Class A common stock could be adversely affected by, and our stockholders may experience dilution as a result of, sales of substantial amounts of Class A common stock in the public or private markets, including sales by us, EVgo Holdings or other large holders.”

A failure of service by one or more of our key vendors, including third-party providers of software, technology, applications or communication services that we rely on, could materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of third parties, including providers of software, technology and communications services and credit card processors, for the effective operation of our charging network, software platform and mobile applications, for the timely and accurate collection of revenue, and for compliance with certain laws and regulations, such as consumer privacy protections. A failure or limitation of service or available capacity by any of these third-party providers could materially and adversely affect our business, financial condition and results of operations.

For example, we are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google’s Android and Apple’s iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing or maintaining relationships with key participants in these industries or in developing products that operate effectively with these technologies, systems, networks or standards.

In addition, a significant portion of our software platform depends on our partnership with Driivz, an EV charging management platform. If for any reason Driivz is unable to effectively support our software platform, our business could be adversely impacted. For example, Driivz is headquartered in Israel, and any escalation of tensions or conflict in or involving Israel could lead to disruptions in the services provided by Driivz to us, which could adversely impact our business. Furthermore, if for any reason we are no longer able to maintain our partnership with Driivz, we may face a material challenge in efficiently transitioning our software offering.

In addition, we currently serve customers from third-party data center facilities operated by Amazon Web Services and Google, as well as others. All of our services are housed in third-party data centers operated in the U.S., and we employ geographically distributed, redundant back-up data centers for all services. Any outage or failure of such data centers could negatively affect our product connectivity and performance. Our primary environments are operated by Google and Amazon, and any interruptions of these primary and backup data centers could negatively affect our product connectivity and performance. Furthermore, we depend on connectivity from our charging stations to our data centers through cellular service and virtual private networking providers, such as AT&T and Verizon. Any incident affecting a data center facility’s or cellular and/or virtual private networking services provider’s infrastructure or operations, whether caused by fire, flood, storm, earthquake, power loss, telecommunications failures, breach of security protocols, computer viruses and disabling devices, failure of access control mechanisms, natural disasters, war, criminal act, military actions, terrorist attacks and other similar events could negatively affect the use, functionality or availability of our services.

Any damage to, or failure of, our systems, or those of our third-party providers, could interrupt or hinder the use or functionality of our services, including our subscription services. Impairment of or interruptions in our services may reduce revenue, subject us to claims and litigation, cause customers to terminate their subscriptions and adversely affect renewal rates and our ability to attract new customers. Our business could also be harmed if customers and potential customers believe our products and services are unreliable.

If we are unable to attract and retain key employees and hire qualified management, technical, engineering, financial, legal, sales, marketing and business development personnel, our ability to compete and successfully grow our business and customer base could be harmed.

Our success depends, in part, on our continuing ability to identify, hire, attract, train and develop and retain highly qualified personnel. The inability to do so effectively could materially and adversely affect our business, financial condition and results of operations. Competition for employees can be intense and the ability to attract, hire and retain them depends on our ability to provide meaningful work at competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future and failure to do so could materially and adversely affect our business, financial condition and results of operations, including the execution of our growth business strategy.

We are dependent upon the availability of electricity at our current and future charging stations. Cost increases, delays and/or other restrictions on the availability of electricity would materially and adversely affect our business, financial condition and results of operations.

The ongoing operation our charging stations is dependent upon the instantaneous availability of electricity, which is beyond our control. Our charging stations are affected by problems with accessing electricity sources, such as planned or unplanned power outages. In recent years, shortages of electricity have resulted in increased costs to users and interruptions in service. In particular, California has experienced rolling blackouts due to excessive demands on the electrical grid or as precautionary measures against the risk of wildfire. Similarly, Texas has experienced failures in its electrical grid due to severe weather. In the event of a power outage, we will be dependent on the utility company and in some cases the Site Host, to restore power. Any prolonged power outage could materially and adversely affect customer experiences, as well as our business, financial condition and results of operations.

Our ability to interconnect new chargers to the electric grid will be dependent on the future availability of electric distribution, transmission, and generation capacity. The competing demands for new electric capacity may constrain the availability of distribution and generation capacity from electric utilities. These delays could negatively impact our ability to fulfill contractual obligations for energizing new charging stations. Investments in electric infrastructure necessary to meet the significant anticipated demand for new electric capacity may drive up the cost of electricity which may adversely impact future results of operations.

Changes in utility electricity pricing or new and restrictive constructs from regulations applicable to pricing may adversely impact future results of operations. Utility electric rates ultimately pass through underlying volatility in energy commodity markets (e.g., natural gas, wholesale power, etc.). Extreme weather events and geopolitical instability may place upwards pressure on commodity markets leading to increases in utility electric rates. Additionally, utility rates may change in a way that adversely affects fast charging or in a way that may limit our ability to access certain beneficial rate schedules. In addition, utilities or other regulated entities with monopoly power may receive authority to provide charging services that result in an anti-competitive advantage relative to us and other private sector operators.

Our business is subject to risks associated with natural disasters, including earthquakes, hurricanes, wildfires and other severe weather events, which could be impacted by the effects of climate change. An earthquake, a wildfire, a major hurricane or other types of disasters or resource shortages, including public safety power shut-offs that have occurred and will continue to occur in California or other states, could disrupt and harm our operations and those of our customers.

Many of our facilities are located in California, an active earthquake zone, and Florida and Texas, areas susceptible to hurricanes. Additionally, we have significant operations in a number of areas, including Los Angeles and San Francisco, that are projected to be vulnerable to future water scarcity and sea level rise due to climate change. The occurrence of natural disasters such as an earthquake, hurricane, drought, flood, fire, localized extended outages of critical utilities or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities or inventory and cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our business. Such physical risks may result in damage to our facilities or otherwise adversely impact operations. The insurance we maintain against fires, earthquakes, hurricanes and other disasters and damage may not be adequate to cover losses in any particular case.

In addition, rolling public safety power shut offs in California or other states can affect throughput and/or user acceptance of EVs, as charging may be unavailable at the desired times, or at all during these events. These shut offs could also affect the ability of fleet operators to charge their EVs, which, for example, could adversely affect transportation schedules or any service level agreements to which either us or the fleet operator may be a party. Additionally, extended patterns of extreme cold weather have caused, and may in the future cause, owners of EVs to experience reduced charging speeds and driving ranges. If any of these events occur and/or persist, the demand for EVs could decline, which would result in reduced demand for charging.

Further, severe natural disasters could affect vendors’ data centers in a temporary or longer-term fashion which would adversely affect our ability to operate our network.

Our charging stations are often located in areas that are publicly accessible and may be exposed to vandalism or misuse by customers or other individuals, which would increase our replacement and maintenance costs.

Our public chargers may be exposed to vandalism or misuse by customers and other individuals, increasing wear and tear of the charging equipment. Such damage could shorten the usable lifespan of the chargers and require us to increase our spending on replacement, maintenance and insurance costs and could result in Site Hosts reconsidering the value of hosting our charging stations at their sites. Damaged charging stations may also not be able to be used while they await repair and any disruption to the availability of spare parts may extend maintenance windows, each of which may negatively impact our revenue. In addition, the cost of any such damage may not be covered by our insurance in full or at all and, in the event of repeated damage to our charging equipment, our insurance premiums and deductibles could continue to increase and we could be subject to additional insurance costs or may not be able to obtain insurance at all, any of which could have an adverse effect on our business.

Some of our business objectives are dependent upon the purchase of RECs, and an increase in the cost of such certificates may adversely impact our business and results of operations.

As part of our business strategy, we market the electricity provided from our charging stations as 100% matched with purchases of RECs. We purchase various RECs in order to qualify the electricity that we distribute through our charging stations as renewable. Several states have passed renewable energy portfolio standards, which set a minimum percentage of energy that must be generated from renewable sources. These standards may require utilities or load serving entities to acquire RECs annually in order to demonstrate their compliance. Other regulations may also impact the supply of and demand for, such RECs. While higher renewable energy portfolio standards may also increase the amount of renewable energy available, we cannot predict the impact such regulations may have on the price or availability of RECs. If we are unable to purchase a sufficient number of RECs, we may be unable to achieve this objective, which may negatively impact our reputation in the marketplace. If the cost of RECs increases, we may be unable to fully pass the higher cost of RECs through to our customers and increases in the price of RECs may decrease our results of operations.

If we fail to offer high-quality support to Site Hosts or drivers or fail to maintain high charger availability and strong user experience, our business and reputation will suffer.

Once our charging stations are installed, Site Hosts and drivers rely on us to provide maintenance services to resolve any issues that might arise in the future. Rapid and high-quality customer and equipment support is important so drivers can receive reliable charging for their EVs. The importance of high-quality customer and equipment support will increase as we seek to expand our business and pursue new customers and geographies. If we do not quickly resolve issues and provide effective support, our ability to retain customers or sell additional products and services to existing customers could suffer, and our brand and reputation could be harmed. We have limited experience with certain of our charging equipment. While we conduct extensive testing on all new equipment prior to deployment, our assumptions regarding the durability and reliability of our charging equipment could prove to be materially different from the actual performance of such equipment, causing us to incur substantial expense to repair or replace defective equipment in the future. Any widespread or persistent equipment failures could damage our market reputation, cause our sales and charging revenue to decline, require us to repair or replace the defective equipment, and increase our maintenance costs, any of which could have a material adverse effect on our business and results of operations.

Our systems are susceptible to various forms of cyber threats, including computer malware, viruses, ransomware, hacking attempts, phishing attacks and other network disruptions. These incidents have the potential to lead to security and privacy breaches, loss of proprietary information and interruptions or delays in our services and operations, any of which could significantly harm our business.

From time to time, we have experienced cyber-attacks on our information technology infrastructure and systems. While we believe such attacks have been unsuccessful against us to-date, computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in our services and operations and loss, access, disclosure, alteration, destruction, misuse or theft of data, including confidential, proprietary or personal information. Computer malware, viruses, ransomware, hacking, phishing attacks and denial-of-service attacks against online networks have become more prevalent and may occur on our systems or the systems of our vendors, suppliers or service providers and other third parties. Our business may be subject to heightened risks of cyber intrusion as nation-state hackers and other hackers use ransomware attacks seeking to disable critical infrastructure and extort companies for ransom payments. Cybersecurity organizations in many countries have published warnings of increased cybersecurity threats to U.S. businesses, and external events, like the conflict between Russia and Ukraine or conflicts in the Middle East, may increase the likelihood of cybersecurity attacks, particularly directed at energy, fueling or infrastructure service providers.

Any such events could harm our business, impact our customers, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy, result in fines, penalties or other liabilities and damage our reputation or brand. Additionally, a number of legislative and regulatory bodies have adopted notification and other requirements in the event of a cybersecurity or data breach incident. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

Insurance may not be sufficient to cover significant expenses, losses and liability related to cyber-attacks, security breaches and incidents, or other similar disruptions. We cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect our business, financial condition and results of operations.

Even with the security measures implemented by us, such as managed security services that are designed to detect and protect against cyber-attacks and similar disruptions and any additional measures we may implement or adopt in the future, our facilities and systems and those of our third-party service providers could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Efforts to prevent cyberattacks and similar disruptions are expensive to implement and, as the regulatory framework for data privacy and security worldwide continues to evolve and develop, we may incur additional significant costs to comply with new or existing laws, regulations and other obligations, and we may not be able to cause the implementation or enforcement of such preventions or compliance with such laws and regulations with respect to our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, an inability to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers.

We and our third-party vendors have previously experienced and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. We rely on data carrier networks to support reliable operation, management and maintenance of our charger network, charging session management, driver authentication and payment processing, all of which depend on reliable connections with wireless communications networks. As a result, our operations depend on a handful of public carriers and are exposed to disruptions related to network outages and other communications issues on the carrier networks. See Part I, Item IA, “Risk Factors — Risks Related to Our Business — A failure of service by one or more of our key vendors, including third-party providers of software, technology, applications or communication services that we rely on, could materially and adversely affect our business, financial condition and results of operations.” If our services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for our solutions from customers.

There are several factors ranging from human error to data corruption that could materially impact the efficacy of any processes and procedures designed to enable us to recover from a disaster or catastrophe, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular cyber-attack, disaster or catastrophe or other disruption, especially during peak periods, which could cause additional reputational damage, or loss of revenues, any of which would materially and adversely affect our business, financial condition and results of operations.

We may acquire additional assets, products, technologies or businesses in the future, and would be subject to risks associated with completing and integrating such acquisitions.

We have in the past, and may in the future, acquire additional assets, products, technologies or businesses that are complementary to our existing business and strategic direction. For example, in 2021, we acquired PlugShare. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into our own business and operations would require attention from management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities or securities convertible into equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations.

Risks Related to the DOE Loan

The growth of our business is substantially dependent on our ability to fully draw on our DOE Loan, which contains a number of conditions precedent to each draw. Failure to satisfy the conditions required to fully draw down on our DOE Loan would materially and adversely affect our business, financial condition and results of operations.

The DOE Loan provides for up to $1.248 billion of loans, consisting of $1.05 billion of principal and up to $193 million of capitalized interest, to fund the construction, installment and deployment of approximately 7,500 new DC Stalls nationwide. We cannot, however, access these funds all at once, but only through periodic draws through the end of the Availability Period, assuming eligible costs are incurred. The Borrower submitted its first request for an Advance of $75.3 million and received such Advance in January 2025. Our ability to receive Advances under the DOE Loan is subject to satisfaction of various conditions precedent, including but not limited to continued compliance with our representations and warranties, the required debt service coverage ratio, information requirements and repayment obligations. If we are unable to satisfy the conditions required to borrow under the DOE Loan and the DOE does not grant a waiver, and as a result we are not able to draw on the DOE Loan to fund the contemplated DC Stalls, we may have to delay completion of the overall Project, which could materially and adversely affect our business, financial condition and results of operations.

Our failure to comply with the covenants or other terms of the DOE Loan, including as a result of events beyond our control, could result in a default under the DOE Loan that could materially and adversely affect the ongoing viability of our business.

The DOE Loan contains customary events of default, including failure to make payments when due, failure to maintain the required debt service coverage ratio, the occurrence of a change of control or other breaches under the loan documents. During the continuation of an event of default, the DOE may exercise usual and customary remedies, including acceleration of the principal amount outstanding under the DOE Loan, assessment of fees and penalties and enforcement on the collateral. Any acceleration of amounts outstanding under the DOE Loan would materially and adversely affect our business, financial condition and results of operations.

In the future, we may need to seek a waiver from the DOE, including if we were to experience an event of default, and there can be no assurance the DOE will be willing to grant such waiver. An event of default under the DOE Loan that is not waived by the DOE would materially and adversely affect our business, financial condition and results of operations.

The DOE Loan is secured by a substantial portion of our consolidated assets, resulting in the lack of substantial remaining assets available for incurring additional secured indebtedness.

Our obligations under the DOE Loan are secured on a first priority basis (subject to customary exceptions and permitted liens) by, and among other things, certain assets of the Borrower, which include the DC Stalls contributed to the Borrower by us pursuant to the terms of the DOE Loan, and the equity interests of the Borrower. Because a substantial portion of our consolidated assets secure the DOE Loan, we may not have substantial remaining assets available to secure other indebtedness. Accordingly, this may limit our ability to incur additional secured indebtedness in the future. Additionally, if the Borrower is unable to satisfy its payment obligations under the DOE Loan and an event of default occurs, the secured parties under the DOE Loan may foreclose on and sell the secured assets, which could prevent us from accessing such assets for our business and conducting our business as planned. Either of these events could materially and adversely affect our business, financial condition and results of operations.

The restrictions imposed on the Borrower under the DOE Loan limit our flexibility in operating the business of the Borrower and could limit our flexibility in operating our business.

The DOE Loan contains various affirmative and negative covenants that limit the ability of the Borrower and sometimes its affiliates to engage in specified types of transactions. These covenants, which are each subject to customary exceptions, impose limitations on the Borrower’s ability to, among other things, without complying with the DOE Loan or obtaining the consent of the DOE:

●	incur additional indebtedness;
●	sell, lease, transfer or otherwise dispose of certain assets;
●	acquire another company or business or enter into a merger or similar transaction with third parties;
●	pay dividends and make other restricted payments;
●	encumber or permit liens on certain assets;
●	amend our organizational documents or capital structure; and
●	make certain investments.

Our Board of Directors or management team may believe that the Borrower taking any one of these actions would be in our best interests and the best interests of our stockholders. If that were the case and if we were unable to complete any of these actions because the DOE does not provide its consent, that could materially and adversely impact our business, financial condition and results of operations.

We depend upon cash distributions from our subsidiaries, including the Borrower, to fund our operations, and restrictions on the Borrower’s ability to distribute cash to us under the DOE Loan could adversely affect our business plans.

We conduct our operations through operating subsidiaries, including the Borrower. Accordingly, our ability to meet our obligations at the EVgo level depends upon the ability of our subsidiaries, including the Borrower, to distribute cash to us. In this regard, the ability of the Borrower to distribute cash to us is limited by certain restrictions and requirements to which the Borrower is subject under the terms of the DOE Loan. The terms of the DOE Loan generally prohibit the Borrower from making a dividend or distribution unless, among other things, (i) the Borrower has provided the required notice under the DOE Loan to the DOE of the proposed dividend or distribution, (ii) the Borrower has complied with funding requirements for the reserve accounts and operating account under the DOE Loan, (iii) the Borrower’s debt to EBITDA ratio during the availability period for draws under the DOE Loan complies with the requirements set forth in the DOE Loan, and (iv) following the availability period for draws under the DOE Loan, the historical debt service coverage ratio and projected debt service coverage ratio comply with the requirements set forth in the DOE Loan. If these limitations were to materially impede the flow of cash to us, such restriction could materially and adversely affect our business, financial condition and results of operations.

Risks Related to the EV Market

Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for our products and services.

Regulatory initiatives that require an increase in the mileage capabilities of cars and consumption of renewable transportation fuels, such as ethanol and biodiesel, have helped increase consumer acceptance of EVs and other alternative vehicles. However, the EV fueling model is different from gasoline and other fuel models, requiring behavior changes and education of businesses, consumers, regulatory bodies, local utilities and other stakeholders. Further developments in and improvements in the affordability of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed natural gas, proliferation of hybrid powertrains involving such alternative fuels, or improvements in the fuel economy of ICE vehicles, whether as the result of regulation or otherwise, may materially and adversely affect demand for EVs and EV charging stations in some market verticals. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Local jurisdictions may also impose restrictions on urban driving due to congestion, which may prioritize and accelerate micromobility trends and slow EV adoption growth. If any of the above cause or contribute to automakers reducing the availability of EV models or cause or contribute to consumers or businesses no longer purchasing EVs or purchasing fewer of them, it would materially and adversely affect our business, financial condition and results of operations.

Rideshare and commercial fleets may not electrify as quickly as expected and may not rely on public fast charging or on our network as much as expected. Future demand for or availability of battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.

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

We derive revenue from the sale of regulatory credits. There are a number of factors beyond our control that could have a material adverse effect on our ability to generate such revenue.

In connection with the production, delivery, placement into service and ongoing operation of charging stations, we earn and expect to continue to earn various tradable regulatory credits, in particular California’s LCFS credits. We currently participate in California’s LCFS program, Oregon’s Clean Fuels Program, and Washington’s Clean Fuel Standard program. We sell these credits and expect to continue to sell future credits, to entities that generate deficits under the LCFS programs and are obligated to purchase the credits and use them to offset their deficits or emissions, primarily petroleum refiners and marketers and other entities that can use the credits to comply with the program requirements. However, there is no guarantee that such credits will continue to be available for sale at prices forecasted by us, or that regulatory restrictions would not be imposed on the proceeds from the sale of such credits in the future. See Part I, Item IA, “Risk Factors — Risks Related to the EV Market — The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could materially and adversely affect our business, financial condition and results of operations.” If we are not able to market all LCFS credits, we may have to sell LCFS credits at below projected prices or we may not be able to sell LCFS credits at all. Our inability to generate revenue from the sale of regulatory credits could have a materially adverse effect on our future financial results.

The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could materially and adversely affect our business, financial condition and results of operations.

The U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives, which could, in the future, be reduced or eliminated, including as a result of legislative or regulatory action. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and EV charging stations and to otherwise financially support these industries. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. We are closely monitoring potential changes in tax law under the 119th Congress or any regulatory actions, which, if pursued, could impact the availability or value of these incentives or reduce access to such low-cost funding. See Part I, Item IA, “Risk Factors — Risks Related to Our Business — Current and future administrations at the federal and state level may create uncertainty for the EV sector, which may have a material and adverse effect on our business, financial condition and results of operations.”

In particular, we have historically claimed 30C income tax credits. The IRA revised the credits under Section 30C of the Code to (i) retroactively extend the expiration of the credit as of December 31, 2021 (with such credit continuing to be capped at $30,000 per location for EV charging stations placed in service before January 1, 2023) until December 31, 2032, (ii) revised the credit structure, availability and requirements for EV charging stations placed in service after December 31, 2022 and (iii) introduced the concept of transferability of tax credits, providing an additional option to monetize such credits. As part of the revised credit structure and requirements for EV charging stations placed in service after December 31, 2022, the available 30C Credit was expanded such that it is capped at $100,000 per item; however, in order to be eligible for such tax credit, EV charging stations must be installed in rural or low-income census tracts. Additionally, in order to receive the full tax credit, labor for EV charging station construction and maintenance must meet prevailing wage and apprenticeship requirements unless an exception applies. There can be no assurance that the EV charging stations placed in service by us will meet the revised requirements for the 30C income tax credits, and compliance with such requirements could increase our labor and other costs. Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations could negatively affect the EV market and adversely impact our business operations and expansion potential. In addition, there is no assurance we will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms. Further, certain features of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized. See Part I, Item IA, “Risk Factors — Risks Related to Financial, Tax and Accounting — Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could materially and adversely affect our and EVgo OpCo’s business, financial condition and results of operations.”

Federal guidance for the NEVI program impacts the timing, availability and requirements for chargers qualifying under the program. On February 6, 2025, the FHWA sent a letter to state DOT with the subject line “Suspending Approval of State Electric Vehicle Infrastructure Deployment Plans.” The letter announced the rescinding of prior guidance for the NEVI program and a plan to reissue guidance following notice and public comment. The notice clarified that “reimbursements of existing obligations will be allowed in order to not disrupt current financial commitment.” Interpretation of this letter has varied across states. We are closely monitoring the development and expect little business impact given our lack of reliance on NEVI funding for our urban and metro-focused network plan for the owned and operated business.

Separate federal guidance on Buy America requirements applicable to the NEVI Program, which was established by the IIJA, requires immediate domestic assembly and U.S. steel requirements for chargers to qualify for funding under the NEVI Program, with higher domestic content percentages required in 2024. While we are currently able to source Buy America-compliant chargers, if in the future we are unable to do so, we may not be able to take advantage of NEVI Program funding opportunities or only do so at increased costs. Availability of these chargers may also be impacted by any future changes in policy or Buy America requirements. Our customers may request delays or adjustments to their build-out plans in order to accommodate these added Buy America requirements, which could result in delays in receipt of revenue from customers. However, any impact is likely to be minimal, as NEVI is a small portion of our planned public stalls. New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of our stations. Furthermore, new tariffs and policy incentives could be put in place that favor equipment manufactured by or assembled at American factories, which may put our fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or delaying our ability to apply or qualify for grants and other government incentives, or for certain charging infrastructure build-out solicitations and programs, including those initiated by federal government agencies.

Moreover, a variety of incentives and rebates offered by the U.S. federal government as well as state and local governments in order to encourage the use of EVs may be limited or reduced. As previously noted, the IRA modified the $7,500 tax credit for new plug-in EVs and added new tax credits for used and commercial EVs. The IRA removed the phase-out of tax credits for new plug-in EVs with respect to vehicle manufacturers that reached certain production levels beginning in 2023. However, the tax credit is subject to additional requirements and limitations previously noted, and future policy changes to such requirements, for such tax credits may reduce incentives available to encourage the adoption of EVs; favor competitors whose production chains enable them to more readily take advantage of such incentives; delay purchases and installations of charging equipment by us as manufacturing of charging equipment is moved to the U.S. in order to expand eligibility for such incentives (which, in turn, could delay our recognition of revenue in connection with such stalls); increase the cost of procurement of some inputs in the construction of charging infrastructure; and negatively affect the EV market and adversely impact our business operations and expansion potential. Any such developments could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Our Technology, Intellectual Property and Infrastructure

Our business, financial condition and results of operations may be materially and adversely affected if we are unable to maintain, protect and enforce our technology and intellectual property.

Our success depends, in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on, and plan to continue relying on, a combination of trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to retain ownership of and protect, our technology and intellectual property. Despite our efforts to protect our intellectual property, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that our intellectual property is invalid or unenforceable, or that they do not infringe upon our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or may take in the future in an effort to prevent or combat infringement, misappropriation or other violations may be unsuccessful. Any litigation could result in significant expense to us, including the diversion of management’s time, and may not ultimately be resolved in our favor. As of December 31, 2024, we held 26 patents and had 9 additional patent applications pending in the U.S. and abroad. Failure to adequately protect and enforce our technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of our competitive advantages and a decrease in revenue which would materially and adversely affect our business, financial condition and results of operations.

The measures we take to protect our technology and intellectual property from infringement, misappropriation or unauthorized use by others may not be effective for various reasons, including the following:

●	the patent application we have submitted may not result in the issuance of any patents;
●	the scope of any issued patents that may result from the pending patent application may not be broad enough to protect proprietary rights;
●	any patents or trademarks may be challenged by competitors and/or invalidated or canceled by courts or other government entities;
●	the costs associated with enforcing patents, trademarks, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable;
●	current and future competitors may circumvent patents or independently develop similar inventions, trade secrets or works of authorship, such as software;
●	know-how and other proprietary information we purport to hold as a trade secret may not qualify as a trade secret under applicable laws; and
●	proprietary designs and technology embodied in our products may be discoverable by third parties through means that do not constitute violations of applicable laws.

Intellectual property and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be costly, difficult or even impossible. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S.

Any issued patent which may result from the pending patent application may come to be considered “standards essential.” If this is the case, we may be required to license certain technology on “fair, reasonable and non-discriminatory” terms, which may decrease our revenue. Further, competitors, vendors, or customers may, in certain instances, be free to create variations or derivative works of our technology and intellectual property and those derivative works may become directly competitive with our offerings. Finally, we may not be able to leverage, or obtain ownership of, all technology and intellectual property developed by our vendors in connection with design and manufacture of our products, thereby jeopardizing our ability to obtain a competitive advantage over our competitors.

We may need to defend against intellectual property infringement or misappropriation claims, which may be time-consuming and expensive and our business, financial condition and results of operations could be materially and adversely affected.

From time to time, the holders of intellectual property rights may assert their rights and urge us to take licenses and/or may bring suits alleging infringement or misappropriation of such rights. There can be no assurance that we will be able to mitigate the risk of potential suits or legal demands by competitors or other third parties. Accordingly, we may consider entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or at all, or that litigation or arbitration will not occur. Such licenses and associated disputes could significantly increase our operating expenses. If we are unable to successfully resolve any such dispute, we may be required to cease making, selling or incorporating certain key components or intellectual property into the products and services we offer, to pay substantial damages and/or royalties, to redesign our products and services and/or to establish and maintain alternative branding. In addition, to the extent that our customers and business partners become the subject of any allegation or claim regarding the infringement or misappropriation of intellectual property rights related to our products and services, we may be required to indemnify such customers and business partners. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Even if we are not a party to any litigation between a customer or business partner and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. If we are required to take one or more such actions, our business, financial condition and results of operations may be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, reputational harm and diversion of resources and management attention.

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

In addition, automobile manufacturers, such as Tesla, may choose to develop and promulgate their own proprietary charging standards and systems, which could lock out competition for EV charging stations, or to use their size and market position to influence the market, which could limit our market and reach to customers, negatively impacting our business.

Further, should regulatory bodies or large market participants later impose a standard that is not compatible with our infrastructure or products, we may incur significant costs to adapt our business model to the new standard, which may require significant time and expense and, as a result, have a material adverse effect on our revenues or results of operations.

For example, Tesla’s charging network in the U.S. is based on a proprietary connector and EV inlet, which Tesla has open sourced as NACS to supplant or replace competing connector and EV inlet standards such as CCS.A majority of the largest OEMs have announced plans to adopt the NACS standard in their future EVs. SAE International, a standards-developing organization for automotive engineering professionals, is currently working on an initiative to adapt Tesla’s specifications for NACS into the SAE J3400 standard. NACS and J3400 are often used interchangeably.

The rapid industry shift towards the NACS standard demonstrates the ongoing evolution of industry standards. With the recent OEM announcements, NACS is poised to potentially become the de facto charging standard for EVs in North America. However, widespread or universal adoption of NACS as the industry standard could take several years as OEMs develop new EVs and EVSE manufacturers develop new chargers based on the NACS standard. Additionally, because a change in industry standard requires updates to a range of charging equipment, including EV inlets and EVSE connectors, cables and cooling systems, charging network operators, including us, may have to spend considerable time and resources to deploy the new chargers (or retrofit existing chargers) in a manner that supports migration of EVs in North America from the CCS1 standard to the NACS standard while ensuring that existing EVs featuring CCS1 charging equipment are able to charge effectively on the updated networks.

Hardware or software utilized in connection with our charging network could have undisclosed or undetected defects, errors or bugs which could impede market acceptance, harm our standing among our current or prospective customers and/or potentially subject us to legal claims and liabilities, any of which could significantly impact our business operations in an adverse manner.

We may be subject to claims that persons were injured or purported to be injured, or that personal property has been damaged, including due to latent defects, in connection with the use of our charging stations. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, EVs produced by third-party OEMs (including any components of such EVs) or adapters or other equipment obtained manufactured by other third parties, such third parties may not assume responsibility for such malfunctions. Any of these events could materially and adversely affect our brand and reputation, as well as our business, financial condition and results of operations.

Our software platform is complex and includes a number of licensed third-party commercial and open-source software libraries. Our software may contain latent defects or errors that may be difficult to detect and remediate. We are continuing to evolve the features and functionality of our platform through updates and enhancements and as we do so, we may introduce additional defects or errors that may not be detected until after deployment to customers. In addition, if our products and services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result.

Any defects or errors in product or service offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could materially and adversely affect our business, financial condition and results of operations:

●	expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
●	loss of existing or potential customers or partners;
●	interruptions or delays in sales;
●	equipment replacements or reimbursements for damage;
●	delayed or lost revenue;
●	macroeconomic conditions, including inflation, interest rates, tariffs and volatility surrounding closure or takeover of financial institutions;
●	delay or failure to attain market acceptance;
●	delay in the development or release of new functionality or improvements;
●	bodily injury or harm to customers or other individuals and damage to property;
●	negative publicity and reputational harm;
●	sales credits or refunds;
●	exposure of confidential or proprietary information;
●	diversion of development and customer service resources;
●	breach of warranty claims;
●	legal claims under applicable laws, rules and regulations; and
●	the expense and risk of litigation.

We also face the risk that any contractual protections we seek to include in our agreements with customers are rejected, not implemented uniformly or do not fully or effectively protect from claims by customers, resellers, business partners or other third parties. In addition, any insurance coverage or indemnification obligations of suppliers or other third parties for our benefit may not adequately cover all such claims or may cover only a portion of such claims. A successful product liability, systematic defect, warranty, or other similar claim could materially and adversely affect our business, financial condition and results of operations. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm.

The EV charging market is characterized by rapid technological change, which requires us to continue to develop new products, enhance their reliability and develop product innovations. Any delays in such development could materially and adversely affect market adoption of our products and our business, financial condition and results of operations.

Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology, continuing and increasing reliance on EV charging infrastructure and/or the use of our products and services. Our future success will depend in part upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new and improved product offerings to address the changing needs of the EV charging market.

As EV technologies change, we may need to upgrade or adapt our charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular major improvements in battery technology leading to significant increases in charging rates, which could involve substantial costs. Even if we are able to keep pace with changes in technology and develop new products and services, our research and development expenses could increase, our gross margins could be adversely affected in some periods and our prior products could become obsolete more quickly than expected.

We cannot guarantee that any new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative products or services. Delays in introducing products, improvements and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to use our competitors’ products or services.

If we are unable to devote adequate resources to develop and improve products or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, our products and services could lose market share, our revenue will decline, we may experience higher operating losses and our business, financial condition and results of operations could be materially and adversely affected.

We currently incur, and expect to continue to incur, research and development costs and devote significant resources to developing new products, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements and introducing new products that achieve market acceptance. We have incurred, and plan to continue to incur, significant research and development costs in the future as part of our efforts to design, develop, manufacture and introduce new products and enhance existing products. For example, in January 2025, we entered into a joint development agreement with Delta, pursuant to which we are developing our next generation of charging infrastructure. Further, our research and development program may not produce successful results and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially and adversely affect our business financial condition and results of operation.

We may be unable to leverage customer data in all geographic locations, and this limitation may impact research and development operations.

We rely on data collected through charging stations or our mobile application. We use this data in connection with the research, development and analysis of our technologies, creating and delivering value-add customer services and in assessing future charger locations as well as charging station capacities. Our inability to obtain necessary rights to use this data for the stations that we do not own or freely transfer this data could result in delays or otherwise negatively impact our research and development and expansion efforts and limit our ability to derive revenues from value-add customer services. For instance, consumer privacy regulations may limit our ability to make fully informed, data driven business decisions, conduct microtargeting marketing strategies or provide microtargeting-based offerings to EV drivers.

Risks Related to Finance, Tax and Accounting

Our financial condition and results of operations are likely to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our financial condition and results of operations have fluctuated in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond our control. In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:

●	the timing and volume of new sales;
●	changes in utility tariffs affecting costs of electricity, fluctuations in payroll costs due to changes in staffing needs, service costs — particularly due to unexpected costs of servicing and maintaining charging stations, changes in dynamics with Site Host partners that may result in higher site-license fees, unexpected increases in third-party software costs, fluctuations in call center costs, changes in payment fees, and increases in property taxes;
●	the timing of new charger installations and new product rollouts;
●	the timing of the introduction of new EV models by OEMs;
●	weaker than anticipated demand for DC fast charging, whether due to changes in government incentives and policies or due to other conditions;
●	fluctuations in sales and marketing, business development or research and development expenses;
●	supply chain interruptions and manufacturing or delivery delays;
●	the timing and availability of new products relative to customers’ and investors’ expectations;
●	the length of the installation cycle for a particular location or market;
●	the timing of recognition of any cash received from OEM partners as revenue;
●	disruptions in sales, production, service or other business activities or our inability to attract and retain qualified personnel;
●	unanticipated changes in federal, state, local, or foreign government incentive programs, which can affect demand for EVs or the anticipated costs of construction of charging infrastructure;
●	unanticipated emergence of new market entrants and various strategic actions by incumbents that might lead to intensifying competition and thus worsened operational results; and
●	seasonal fluctuations in driving patterns.

Revenue and other operating results may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock. In addition, fluctuations in operating results and cash flow could, among other things, give rise to short-term liquidity issues. See Part I, Item IA, “Risk Factors — Risks Related to Our Business — We may need to raise additional funds, and these funds may not be available when needed or may only be available on unfavorable terms, which could impact our ability to fund our operations, our growth and the build-out of our network.”

We have identified a material weakness in our internal control over financial reporting, and any inability to timely remediate this material weakness or otherwise establish and maintain an effective system of internal control over financial reporting may harm investor confidence and cause a decline in the price of our Class A common stock.

In connection with the preparation of our audited consolidated financial statements as of and for the year ended December 31, 2024, a material weakness was identified in our internal control over financial reporting as discussed in more detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Notwithstanding such material weakness, our management believes the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

The following material weakness in internal control over financial reporting was identified as of December 31, 2024: due to an ineffective information and communication process to ensure the completeness and accuracy of underlying data and reports, we did not effectively design, implement and operate process-level controls and effective general IT controls relevant to our financial reporting processes. For further discussion of our internal control over financial reporting and a description of the identified material weakness, see Part II, Item 9A, “Controls and Procedures” in this Annual Report.

As discussed further in that section, although we are committed to remediating this material weakness and have implemented a remediation plan in order to address the identified material weakness, we may not be successful in making the improvements necessary to remediate it or to be able to do so in a timely manner. We may also identify additional control deficiencies or material weaknesses in the future, or otherwise be unable to comply with the requirements of Section 404 the Sarbanes-Oxley Act of 2002, which may subject us to adverse regulatory consequences, negatively impact our ability to produce timely and accurate financial statements in the future, harm investor confidence in the accuracy and completeness of our financial reporting, materially and adversely affect our business, financial condition and results of operations and cause a decline in the price of our Class A common stock.

Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could materially and adversely affect our and EVgo OpCo’s business, financial condition and results of operations.

We have no material assets other than our indirect interest in EVgo OpCo, which holds, directly or indirectly, all of the operating assets of our business. EVgo OpCo generally will not be subject to U.S. federal income tax but may be subject to certain U.S. state and local and non-U.S. taxes. We are a U.S. corporation that will be subject to U.S. corporate income tax on our worldwide operations, including our share of income of EVgo OpCo. Moreover, our operations and customers are located in the U.S. As a result, we and EVgo OpCo are subject to various U.S. federal, state and local taxes and our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of share-based compensation;
●	the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities; or
●	changes in tax laws, regulations or interpretations thereof.

For example, the IRA extends and expands certain tax credits for EVs and alternative fueling infrastructure, including EV charging infrastructure. As part of these changes, EV charging infrastructure and purchasers of EVs will be subject to additional requirements and/or limitations which may reduce the credits for which we and EV consumers may be eligible and may affect the adoption of EVs and impact the demand for EV charging stations. In particular, certain prevailing wage and apprenticeship requirements may increase the cost to place in service EV charging stations. In September 2024, Treasury issued a notice of proposed rulemaking for the Alternative Fuel Vehicle Refueling Property tax credit regarding the interpretation and implementation of the IRA. This guidance remains unfinalized and we will monitor future regulatory actions by Treasury that may impact this proposed guidance. These and any other changes to government incentives that impose additional restrictions could increase costs, limit our ability to utilize tax benefits, reduce its competitiveness and/or adversely impact our growth, which could have a material adverse effect on our business, financial condition and results of operations.

We also may be subject to audits of our or EVgo OpCo’s income, sales and other transaction taxes by U.S. federal, state and local taxing authorities. The outcomes of these audits could materially and adversely affect our business, financial condition and results of operations.

As a result of plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our and EVgo OpCo’s obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our or EVgo OpCo’s after-tax profitability and financial results.

In the event our operating business expands domestically or internationally, our and EVgo OpCo’s effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Additionally, we and EVgo OpCo may be subject to tax on more than 100% of our income as a result of such income being subject to tax in multiple state, local or non-U.S. jurisdictions. Factors that could materially affect our and EVgo OpCo’s future effective tax rates include but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of our business.

Additionally, we and EVgo OpCo may be subject to significant income, withholding and other tax obligations in the U.S. and may become subject to taxation in numerous additional state, local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our and EVgo OpCo’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of share-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or us otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our or EVgo OpCo’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our or EVgo OpCo’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we or EVgo OpCo, as applicable, do not prevail in any such disagreements, our business, financial condition and results of operations may be materially and adversely affected.

Our or EVgo OpCo’s after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Continuing or worsening inflationary pressures and associated changes in monetary policy, or changes to trade policy, including tariff and customs regulation, may result in increases to the cost of our charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

Recent inflationary pressures have resulted in and may continue to result in increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of debt and capital and depressing economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.

Changes or proposed changes in U.S. or other countries’ trade policies, as well as other measures impacting cross-border commerce, may result in restrictions and economic disincentives on international trade, including import/export restrictions, such as new, expanded or retaliatory tariffs, sanctions, quotas or other trade barriers. For example, in February 2025, the current administration issued three Executive Orders imposing tariffs of 25% on certain goods imported from Canada and Mexico and an additional 10% tariff on certain goods imported from China (including Hong Kong). A 10% tariff on imports from China took effect on February 4, 2025, while the tariffs on imports from Canada and Mexico took effect on March 4, 2025 after having been suspended, along with a further 10% on Chinese imports. Such actions could give rise to an escalation of trade measures by U.S. and impacted countries. For example, after the February 2025 tariffs on goods imported from China went into effect, China announced retaliatory tariffs on certain goods imported from the United States. In addition, in February 2025, the current administration announced plans to levy reciprocal tariffs against countries taxing U.S. imports. Developments with regard to the timing and manner in which tariffs will be implemented, the amount, scope and nature of tariffs, the countries subject to new or additional tariffs imposed by the United States, and tariffs imposed by other countries on goods imported from the United States are rapidly evolving and may change unexpectedly at any time. Trade policy developments, including the creation or expansion of trade wars between countries in which we source our components, could significantly impact our cost and limit our ability to offer and deliver products on a timely or cost-effective basis. Further, adapting to new and changed trade restrictions can be expensive and time-consuming. Any change to the cost of buying and selling goods internationally, or even the public perception that such changes are imminent or could occur in the future, may reduce consumer confidence and could materially harm our consumers and our business, financial condition and results of operations. Although we are closely monitoring these developments to adapt to changing trade policies, there can be no assurances that we will be successful in mitigating any negative impacts arising therefrom.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could materially and adversely affect our business, financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Even though we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or the economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and financial condition and results of operations. These factors could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	Loss of access to working capital sources and/or the inability to refund, roll over or refund, roll over or extend the maturity of, or enter into new credit facilities;
●	To the extent that we enter into credit agreements or arrangements or operating or financial agreements, potential or actual breaches of financial covenants or potential or actual cross-defaults in such agreements; or
●	To the extent that we enter into cash management arrangements, termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and more restrictive financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to obtain financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Risks Related to Our “Up-C” Structure and the Tax Receivable Agreement

EVgo Holdings owns the majority of our voting stock and therefore has the right to appoint a majority of our board members, and EVgo Holdings’ interests may conflict with those of other stockholders.

EVgo Holdings owns the majority of our voting stock and is therefore entitled to appoint the majority of the Board of Directors. As a result, EVgo Holdings is able to substantially influence matters requiring our stockholder or board approval, including the election of directors, approval of any of our potential acquisitions, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of EVgo Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

For example, EVgo Holdings may have different tax positions from us, especially in light of the Tax Receivable Agreement that could influence its decisions regarding whether and when to support the disposition of assets or the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreement and acceleration of our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration tax or other considerations of EVgo Holdings, including the effect of such positions on our obligations under the Tax Receivable Agreement, which may differ from our considerations or the considerations of other stockholders. For additional information, see Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Tax Receivable Agreement Liability.”

Our only principal asset is our interest in Thunder Sub, which, in turn, holds only units issued by EVgo OpCo; accordingly, we depend on distributions from EVgo OpCo and Thunder Sub to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our ownership interest in Thunder Sub. Thunder Sub holds only EVgo OpCo Units, which at the time immediately following the CRIS Close Date were equal to the number of shares of Class A common stock issued and outstanding after giving effect to the CRIS Business Combination and the PIPE. Neither we nor Thunder Sub have independent means of generating revenue or cash flow. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt instruments, the EVgo OpCo A&R LLC Agreement requires EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect EVgo OpCo to fund such distributions out of available cash and if payments under the Tax Receivable Agreement are accelerated, we generally expect to fund such accelerated payments out of the proceeds of the change of control transaction giving rise to such acceleration. When EVgo OpCo makes distributions, the holders of EVgo OpCo Units will be entitled to receive proportionate distributions based on their interests in EVgo OpCo at the time of such distribution. In addition, the EVgo OpCo A&R LLC Agreement requires EVgo OpCo to make non-pro rata payments to Thunder Sub to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the EVgo OpCo A&R LLC Agreement. To the extent that we need funds and EVgo OpCo or its subsidiaries are restricted from making such distributions or payments under applicable law or regulations or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our business, financial condition and results of operations could be materially and adversely affected.

Moreover, because we have no independent means of generating revenue, our ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of EVgo OpCo to make distributions to Thunder Sub in an amount sufficient to cover the Company Group’s tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of EVgo OpCo’s subsidiaries to make distributions to us. The ability of EVgo OpCo, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by EVgo OpCo or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

We will be required to make payments under the Tax Receivable Agreement for certain tax benefits that we may claim, and the amounts of such payments could be significant.

In connection with the CRIS Business Combination, we entered into the Tax Receivable Agreement. This agreement generally provides for the payment by the Company Group to EVgo Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that the Company Group actually realizes (or is deemed to realize in certain circumstances) in periods after the consummation of the CRIS Business Combination as a result of certain increases in tax basis available to the Company Group as a result of the CRIS Business Combination, the acquisition of EVgo OpCo Units pursuant to an exercise of the EVgo OpCo Unit Redemption Right (as defined in the EVgo OpCo A&R LLC Agreement) or the Call Right (as defined in the EVgo OpCo A&R LLC Agreement) (including any increases in tax basis relating to prior transfers of such EVgo OpCo Units that will be available to the Company Group as a result of its acquisition of such EVgo OpCo Units) and certain benefits attributable to imputed interest. The Company Group will retain the benefit of the remaining net cash savings, if any.

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

The payment obligations under the Tax Receivable Agreement are the Company Group’s obligations and not the obligations of EVgo OpCo and we expect that the payments the Company Group will be required to make under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of the Company Group’s realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of the Company Group’s ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon future events, including but not limited to the timing of redemptions of EVgo OpCo Units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming member’s tax basis in its EVgo OpCo Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character and timing of taxable income the Company Group generates in the future, the timing and amount of any earlier payments that the Company Group may have made under the Tax Receivable Agreement, the U.S. federal income tax rate then applicable and the portion of the Company Group’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash savings in tax generally are calculated by comparing the Company Group’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount the Company Group would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. Thus, the amount and timing of any payments under the Tax Receivable Agreement are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of the Company Group’s realization of tax benefits. Any distributions made by EVgo OpCo to the Company Group to enable the Company Group to make payments under the Tax Receivable Agreement, as well as any corresponding pro rata distributions made to the other holders of EVgo OpCo Units, could have an adverse impact on our liquidity.

Payments under the Tax Receivable Agreement will not be conditioned upon a holder of rights under the Tax Receivable Agreement having an ownership interest in us or EVgo OpCo. In addition, certain rights of the holders of EVgo OpCo Units (including the right to receive payments) under the Tax Receivable Agreement will be transferable in connection with transfers permitted under the EVgo OpCo A&R LLC Agreement of the corresponding EVgo OpCo Units or after the corresponding EVgo OpCo Units have been acquired pursuant to the EVgo OpCo Unit Redemption Right or Call Right. For additional information, see Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Tax Receivable Agreement Liability.”

In December 2024, there was a redemption of 23,000,000 EVgo OpCo Units, which is expected to produce favorable tax attributes for us. These tax attributes would not be available to us in the absence of redemption. As of December 31, 2024, we do not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The unrecorded tax liability related to the redemption is estimated at $33.8 million as of December 31, 2024. Payments under the Tax Receivable Agreement are generally due on the due date of the Tax Return that reports such cash tax savings.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement terminates early (at the Company Group’s election or as a result of the Company Group’s breach), the Company Group would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (determined by applying a discount rate equal to an agreed successor rate to the one-year LIBOR plus 100 basis points), and such early termination payment is expected to be substantial. The calculation of anticipated future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement and (ii) that any EVgo OpCo Units (other than those held by the Company Group or its subsidiaries, other than EVgo OpCo) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date. Any early termination payment may be made significantly in advance of and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.

If we experience a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early (at the Company Group’s election or as a result of the Company Group’s breach), the Company Group’s obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If the Company Group’s obligation to make payments under the Tax Receivable Agreement is accelerated as a result of a change of control, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, the Company Group may be required to fund such payment from other sources and as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We do not currently expect to cause an acceleration due to the Company Group’s breach and we do not currently expect that the Company Group would elect to terminate the Tax Receivable Agreement early, except in cases where the early termination payment would not be material. There can be no assurance that the Company Group will be able to meet its obligations under the Tax Receivable Agreement. For additional information, see Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Tax Receivable Agreement Liability.”

If the Company Group’s payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of Class A common stock could be substantially reduced.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations), then the Company Group’s obligations under the Tax Receivable Agreement would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement and in such situations, payments under the Tax Receivable Agreement may be significantly in advance of and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of the Company Group’s payment obligations under the Tax Receivable Agreement, holders of Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, the Company Group’s payment obligations under the Tax Receivable Agreement will not be conditioned upon holders of EVgo OpCo Units having a continued interest in us or EVgo OpCo. Accordingly, the interests of the holders of EVgo OpCo Units may conflict with those of the holders of Class A common stock. See Part I, Item IA, “Risk Factors — Risks Related to Our “Up-C” Structure and the Tax Receivable Agreement — In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that the Company Group will determine and the IRS or another tax authority may challenge all or part of the tax basis increases upon which payments under the Tax Receivable Agreement are based, as well as other related tax positions the Company Group takes, and a court could sustain such challenge. The holders of EVgo OpCo Units will not reimburse us for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any holder of EVgo OpCo Units will be netted against future payments that would otherwise be made to such holder of EVgo OpCo Units, if any, after the Company Group’s determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, the Company Group could make payments that are greater than its actual cash tax savings, if any and may not be able to recoup those payments, which could materially adversely affect its liquidity.

If EVgo OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and EVgo OpCo might be subject to potentially significant tax inefficiencies and we would not be able to recover payments previously made by us under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that EVgo OpCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership, the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of EVgo OpCo Units pursuant to the EVgo OpCo Unit Redemption Right (or the Call Right) or other transfers of EVgo OpCo Units could cause EVgo OpCo to be treated as a publicly traded partnership. Applicable Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership and we intend to operate such that redemptions or other transfers of EVgo OpCo Units qualify for one or more such safe harbors. For example, we intend to limit the number of holders of EVgo OpCo Units and the EVgo OpCo A&R LLC Agreement, which was entered into in connection with the consummation of the CRIS Business Combination, provides for limitations on the ability of holders of EVgo OpCo Units to transfer their EVgo OpCo Units and provides Thunder Sub, as the managing member of EVgo OpCo, with the right to impose restrictions (in addition to those already in place) on the ability of holders of EVgo OpCo Units to redeem their EVgo OpCo Units pursuant to the EVgo OpCo Unit Redemption Right (or Call Right) to the extent we believe it is necessary to ensure that EVgo OpCo will continue to be treated as a partnership for U.S. federal income tax purposes.

If EVgo OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and EVgo OpCo, including as a result of the Company Group’s inability to file a consolidated U.S. federal income tax return with EVgo OpCo. In addition, the Company Group may not be able to realize tax benefits covered under the Tax Receivable Agreement and the Company Group would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of EVgo OpCo’s assets) were subsequently determined to have been unavailable.

Risks Related to Legal Matters and Regulations

Privacy concerns and laws, or other regulations, may materially and adversely affect our business, financial condition and results of operations.

Federal, state and local governments and agencies in the jurisdictions in which we operate and in which customers operate, have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of information regarding consumers and other individuals, which could impact our ability to offer services in certain jurisdictions. Laws and regulations relating to the collection, use, disclosure, security and other processing of individuals’ information can vary significantly from jurisdiction to jurisdiction. The costs of compliance with and other burdens imposed by laws, regulations, standards and other obligations relating to privacy, data protection and information security are significant. In addition, some companies, particularly larger enterprises, often will not contract with vendors that do not meet these rigorous standards. Accordingly, failure, or perceived inability, to comply with these laws, regulations, standards and other obligations may limit the use and adoption of our products and services, reduce overall demand, lead to regulatory investigations, litigation and significant fines, penalties, or liabilities for actual or alleged noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees or contractors fail or are believed to fail to adhere to appropriate practices regarding customers’ data, it may damage our reputation and brand.

Additionally, existing laws, regulations, standards and other obligations may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance and limitations on data collection, use, disclosure and transfer for us and our customers. Further, a number of states have comprehensive consumer privacy laws applicable to us and our data processing activities. For example, California adopted the CCPA, and California regulators have been bringing enforcement actions and issuing regulations in connection with the CCPA. Although we have developed a compliance program designed to comply with these state privacy laws, we remain exposed to risks associated with the continued expansion and evolution of such laws. As another example, data processing activities by our subsidiaries may be subject to varying and complex privacy regimes and laws such as the EU General Data Protection Regulation, commonly known as the GDPR, which imposes detailed requirements related to the collection, storage, and use of personal information related to people located in the EU (or which is processed in the context of EU operations). The costs of compliance with and other burdens imposed by laws and regulations relating to privacy, data protection and information security may adversely affect our ability and willingness to process, handle, store, use and transmit certain types of information, such as demographic and other personal information.

In addition to government activity, privacy advocacy groups, the technology industry and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that we will meet voluntary certifications or adhere to other standards established by them or third parties. Any failure by or inability of us to maintain these certifications or meet these standards could reduce demand for our solutions and materially and adversely affect our business, financial condition and results of operations.

Existing and future environmental, accessibility, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact our financial results or results of operation.

We and our operations, as well as those of our contractors, suppliers and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation and disposal of hazardous substances and wastes, as well as electronic wastes and hardware, whether hazardous or not. These laws may require us or others in our value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business.

Environmental, accessibility, and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to site design, hardware manufacturing, electronic waste, or batteries, could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted. For instance, more stringent laws or regulations for DC fast charging or companies that provide DC fast charging services may be enacted in the near future. Our charging stations have been constructed at various stages of development of the regulatory regime regarding accessibility. Our charging stations that have been constructed before regulations are issued may not comply with new regulations, which could subject us to penalties and enforcement actions. Additionally, we could be regulated as a retail electric service provider in the future.

In addition, existing laws and regulations could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to us or our facilities, thereby impacting the cost of compliance. Further, in June 2024, the U.S. Supreme Court overturned the Chevron deference doctrine, which provided for judicial deference to an administrative agency’s reasonable statutory interpretation of regulations in litigation against those agencies. As a result, there is additional uncertainty going forward regarding current and future regulatory interpretations of the laws.

Further, we currently rely on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of wastes, regardless of whether such failure is the responsibility of us or our contractors, may result in liability under environmental laws, including, but not limited to, CERCLA and state analogs, under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. We may also generate or dispose of solid waste, which may include hazardous waste that is subject to the requirements of RCRA and comparable state statutes. While RCRA regulates both solid and hazardous waste, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of our charging stations may be excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or our ability to qualify the materials we use for exclusions under such laws and regulations, could adversely affect our operating expenses. Additionally, we may not be able to secure contracts with third parties to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

Separately, we may also be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. We may be required to incur substantial costs to comply with these requirements and the failure to comply may result in substantial fines or other penalties that may adversely impact our business, financial condition or results of operations.

Increasing and evolving attention to ESG matters may increase our costs of compliance and materially and adversely impact our business, financial condition and results of operations.

There is an increased focus, including by governmental and nongovernmental organizations, investors, customers and other stakeholders on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change and to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose us to market, operational and execution costs or risks. Our failure to establish targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of our brand and sales of and demand for our products. To the extent legislation is passed or regulations are adopted, we could incur significant additional costs of compliance due to the need for expanded data collection, analysis and certification with respect to greenhouse gas emissions and other climate change-related risks. For example, the SEC adopted, then voluntarily stayed, final rules requiring registrants to disclose certain climate-related information in registration statements and annual reports. The State of California has enacted legislation that requires greater transparency on climate-related matters, including legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other states are also considering new climate change disclosure requirements.

If the SEC’s climate-related disclosure rules become effective, it could significantly increase our compliance costs. We may also incur additional costs or require additional resources to monitor, report and comply with stakeholder expectations and standards and legislation and to meet climate change targets and commitments if established. In particular, we market the electricity provided from our charging stations as 100% matched with purchases of RECs. Certain ESG-focused investors and other stakeholders may instead favor direct purchases of renewable electricity, which in turn could lead us to choose to purchase electricity through such other sources, which could increase our costs and have an adverse impact on our results of operations.

Additionally, we may receive requests for sustainability related information about our products, business operations and use of sustainable materials, among other data and may be required to satisfy certain ESG-related requirements as a condition to working with certain counterparties or participating in certain grant programs. Efforts to satisfy such requirements may result in increased costs and our inability to comply with these and other sustainability requirements in the future could adversely affect sales of and demand for our products and our ability to participate in certain grant programs.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and could impact our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may materially and adversely affect our business, financial condition and results of operations. Such ESG matters may also impact our suppliers, which may materially and adversely affect our business, financial condition and results of operations.

At the same time, compliance with ESG-related rules and efforts to meet increasingly divergent stakeholder expectations on business practices and company activities, including related to ESG matters, may place strain on our employees, systems, and resources. Within and among different stakeholder groups, including shareholders, customers, government regulators and employees, there are differing views on sustainability and ESG matters, which increases the risk that any action or lack thereof with respect to sustainability or ESG matters will be perceived negatively by at least some stakeholders, could result in reputational harm, litigation, enforcement actions or other adverse consequences which may adversely impact our business. The current sociopolitical landscape has led to rapid and unpredictable shifts in public sentiment, which has resulted in dynamics that increase the risk of reputational damage, boycotts and shifts in consumer behavior, and we may not be able to align our practices with such evolving expectations within the timeframes expected by stakeholders or without incurring significant costs to our business and reputation. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation, our ability to attract or retain employees, and our attractiveness as an investment, supplier or business partner, and materially and adversely affect our business, financial condition and results of operations.

Failure to comply with anti-corruption laws and regulations, anti-money laundering laws and regulations, economic sanctions, and/or export control regulations could have an adverse impact on our business.

We are or may become subject to various laws and regulations regarding anti-corruption, anti-money laundering, economic sanctions, investment restrictions, anti-fraud and export control regulations issued by multiple jurisdictions. These include the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, payments, offers, or promises made for the purpose of improperly influencing any act or decision of a foreign official. We are also subject to economic sanctions and export control rules and regulations imposed by, amongst others, the U.S. Department of the Treasury’s Office of Foreign Assets Control and other agencies of the U.S. government. Any change in export or import regulations, economic sanctions regulations or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could decrease our ability to import, our products, or import, export or sell our products internationally in the future. Any limitation on our ability to import, export or sell our products could adversely affect our business.

We have mechanisms in place to ensure compliance with such rules and regulations. However, there can be no assurance that our policies and procedures will be followed at all times or will effectively detect and/or prevent violations of applicable compliance regimes by our employees, consultants, agents and partners. As a result, in the event of non-compliance, we could be subject to substantial civil or criminal penalties, including incarceration for responsible employees and managers, the possible loss of export or import privileges, reputational harm, and resulting loss of revenue and profits, which could have a material adverse impact on our business, financial conditions, and operations.

Risks Related to Our Securities

We are a “controlled company” within the meaning of the rules of the Nasdaq and the rules of the SEC. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.

Immediately following the completion of the CRIS Business Combination, EVgo Holdings controlled a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of our Board of Directors consist of “independent directors” as defined under the rules of the Nasdaq;
●	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

Following the CRIS Business Combination, we utilized some or all of these exemptions. As a result, our nominating and corporate governance committee and compensation committee may not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (a) the federal courts of the U.S. shall have exclusive jurisdiction to hear, settle and/or determine any dispute, controversy or claim arising under the federal securities laws; and (b) the Court of Chancery shall have exclusive jurisdiction to hear (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or our Charter or our bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. If an action described in clause (b) above is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. However, Section 22 of the Securities Act provides for concurrent federal and state court jurisdiction over actions under the Securities Act and the rules and regulations thereunder and there is uncertainty as to whether a court would enforce this provision as it relates to actions arising under the Securities Act.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers by limiting a stockholder’s ability to bring a claim against any of our directors, officers or stockholders in a judicial forum that it finds favorable, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Alternatively, if a court were to find the choice of forum provision in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for Class A common stock and could entrench management.

Our Charter authorizes our Board of Directors to issue one or more classes or series of preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval and which may include super voting, special approval, dividend, repurchase rights, liquidation preferences or other rights or preferences superior to the rights of the holders of Class A common stock. The terms of one or more classes or series of preferred stock could adversely impact the value of the Class A common stock. Furthermore, if our Board of Directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. For example, our Board of Directors may grant holders of preferred stock the right to elect some number of directors in all events or upon the occurrence of specified events or the right to veto specified transactions.

In addition, some provisions of our Charter could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to the stockholders, including: (i) prohibiting us from engaging in any business combination with any interested stockholder for a period of three years following the time that the stockholder became an interested stockholder, subject to certain exceptions, (ii) establishing that provisions with regard to the nomination of candidates for election as directors are subject to the A&R Nomination Agreement, (iii) providing that the authorized number of directors may be changed only by resolution of our Board of Directors and in any case is subject to the A&R Nomination Agreement, (iv) providing that all vacancies in our Board of Directors may, except as otherwise be required, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, (v) providing that our Charter and bylaws may only be amended and directors may only be removed, by the affirmative vote of the holders of at least 75% of the then outstanding voting stock after LS Power owns less than 30% of our voting capital stock, (vi) providing for our Board of Directors to be divided into three classes of directors, (vii) providing that the amended and restated bylaws can be amended by our Board of Directors, (viii) limitations on the ability of stockholders to call special meetings, (ix) limitations on the ability of stockholders to act by written consent and (x) renouncing any reasonable expectancy interest that we have in, or right to be offered an opportunity to participate in, any corporate or business opportunities that are from time to time presented to LS Power, directors affiliated with LS Power, their respective affiliates and non-employee directors.

In addition, certain change of control events have the effect of accelerating the payments due under the Tax Receivable Agreement, which could result in a substantial, immediate lump-sum payment that could serve as a disincentive to a potential acquirer of us, please see Part I, Item IA, “Risk Factors — Risks Related to Finance, Tax and Accounting — In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement.”

LS Power, non-employee directors and their affiliates are not limited in their ability to compete with us, and the corporate opportunity provisions in our Charter could enable such persons to benefit from corporate opportunities that might otherwise be available to us.

Our Charter provides that (i) LS Power and any investment funds or entities controlled or advised by LS Power and (ii) non-employee directors and their affiliates, each, an Identified Person, would not be restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law and our Charter, an Identified Person may, among other things:

●	engage in a corporate opportunity in the same or similar business activities or in lines of business in which we or our affiliates have a reasonable expectancy interest or property right;
●	purchase, sell or otherwise engage in transactions involving our securities or indebtedness or our affiliates, provided that such transactions do not violate our insider trading policies; and
●	otherwise compete with us.

One or more of the Identified Persons may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. As a result, our renunciation of our interest and expectancy in any business opportunity that may be from time to time presented to an Identified Person could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.

The market price of our Class A common stock could be adversely affected by, and our stockholders may experience dilution as a result of, sales of substantial amounts of Class A common stock in the public or private markets, including sales by us, EVgo Holdings or other large holders.

The sale of a substantial number of shares of our common stock by us, EVgo Holdings or any other holder of a substantial number of shares of our Class A common stock in the public markets could have a material adverse effect on the price of our Class A common stock and dilute our stockholders. For instance, we may be required to undertake a public or private offering of Class A common stock in order to use the net proceeds from such offering to purchase an equal number of EVgo OpCo Units from EVgo Holdings or in order to further scale our business. Additionally, if we raised more equity capital from the sale of common stock, institutional or other investors may negotiate terms, including with respect to pricing, more favorable than the current prices of our Class A common stock. See Part I, Item IA, “Risk Factors — Risks Related to Our Business — We may need to raise additional funds, and these funds may not be available when needed or may only be available on unfavorable terms, which could impact our ability to fund our operations, our growth and the build-out of our network.”

On August 10, 2022, we filed a Registration Statement on Form S-3 (File No. 333-266753), which permits the sale by us of up to $750 million in shares of Class A common stock and preferred stock, the issuance of Class A common stock underlying our warrants and the resale of a significant number of shares of Class A common stock and warrants by certain securityholders identified in the prospectus accompanying the registration statement. In November 2022, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which we may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). During the year ended December 31, 2023, we completed an underwritten public equity offering of 30,123,129 shares of Class A common stock and sold 889,340 shares of Class A common stock pursuant to the ATM Program, with aggregate gross proceeds of $5.8 million. During the year ended December 31, 2024, we did not sell any shares of our Class A common stock pursuant to our ATM Program. As of December 31, 2024, we had sold a total of 2,478,280 shares of Class A common stock under the ATM Program.

On December 16, 2024, we entered into the SPA with EVgo OpCo and EVgo Holdings. Pursuant to the SPA, and in connection with a notice delivered to us by LS Power, we and EVgo OpCo agreed to redeem from LS Power 23,000,000 units of EVgo OpCo Units and 23,000,000 shares of Class B common stock. In exchange for the EVgo OpCo Units and shares of Class B common stock, we and EVgo OpCo agreed to transfer 23,000,000 newly issued shares of our Class A common stock to EVgo Holdings. The redemption was completed on December 17, 2024.

We cannot predict the size of future issuances or sales of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock could have on the market price of our Class A common stock.

Because we have no current plans to pay cash dividends on Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell Class A common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants under any existing or future facilities for indebtedness entered into by us or our subsidiaries. As a result, you may not receive any return on an investment in Class A common stock unless you sell Class A common stock for a price greater than that which you paid for it.

Our Warrants are exercisable for our Class A common stock, and the exercise of such Warrants would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2024, there were 18,097,105 Warrants outstanding, consisting of 14,948,536 Public Warrants originally sold as part of the units issued in our Initial Public Offering and 3,148,569 Private Placement Warrants originally sold to the Sponsor in a private sale prior to the Initial Public Offering. Each of these Warrants is exercisable for one share of our Class A common stock, in accordance with the terms of the warrant agreement governing such warrants. Any shares of our Class A common stock issued upon exercise of the warrants will result in dilution to the then existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock and dilute our stockholders.

The Warrants are being accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the Class A common stock.

As described in our consolidated financial statements included in this Annual Report, we are accounting for our issued and outstanding Warrants as a warrant liability and recording that liability at fair value upon issuance and recording any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on our balance sheet and statement of operations and/or the market price of the Class A common stock.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they issue negative recommendations regarding our securities, the price and trading volume of our securities could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts publish about us, our business, market and competitors. While securities and industry analysts do currently publish research on us, there is no guarantee that they will continue to do so. If securities or industry analysts stop covering us or issue negative recommendations regarding our securities, our share price and trading volume may be negatively impacted.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity Risk Management, Strategy and Governance.

Risk Management and Strategy

We maintain a cybersecurity risk management program designed to mitigate cybersecurity risks through a comprehensive framework that integrates cybersecurity into our overall risk management processes.

Risk Assessment. Our internal cybersecurity team conducts regular assessments designed to assess, identify, and manage material risks from cybersecurity threats and vulnerabilities within our systems and processes. These assessments are part of our ongoing risk management strategy and inform strategic decisions regarding security investments and policy developments. The internal risk assessment process includes periodic reviews of our charging infrastructure, software applications and operational procedures against best practices and address current and potential threats.

To augment our internal efforts, we engage third parties to conduct independent assessments of our cybersecurity posture. These external assessments provide an objective review of our security controls, breach readiness and compliance with industry standards and regulations. The insights gained from these audits inform refinements to our risk management strategies with respect to cybersecurity-related threats.

Cybersecurity Policies and Procedures. We maintain a set of cybersecurity policies and procedures that are regularly reviewed and updated. These policies are crafted in accordance with certain components of the National Institute of

Standards and Technology Cybersecurity Framework, which provides a policy foundation for critical infrastructure security. These policies govern our cybersecurity program, including but not limited to access control, system development life cycle management, change management, and incident response.

Monitoring Controls. In addition to our cybersecurity policies and procedures, we place significant emphasis on monitoring controls as a critical component of our cybersecurity strategy. These controls are designed to enable us to consistently oversee and evaluate the effectiveness of our cybersecurity measures to help ensure prompt detection of and response to potential threats or anomalies.

We maintain a continuous monitoring strategy that utilizes advanced tools and technologies to oversee our network infrastructure and digital assets. This includes data loss prevention controls, system log reviews and unusual activities that could indicate a potential security breach. Automated alert systems deployed as part of our monitoring controls are designed to enable rapid identification and escalation of suspicious activities. These systems are configured to detect a range of cyber threats, from malware infections to unauthorized access attempts.

Cyber Incident Response and Reporting. Our Security Incident Response Policy is designed to enable prompt and effective action in the event of a cybersecurity incident to safeguard our information technology systems, customer data and overall business operations. We are cognizant of the ever-evolving landscape of cybersecurity threats and their potential to materially impact our operations. To date, we do not believe that we have experienced any cybersecurity incidents that have had a material adverse effect on our business strategy, operations or financial condition. However, we recognize that cybersecurity threats are a significant risk factor for any organization, especially those involved in digital infrastructure. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business - Our systems are susceptible to various forms of cyber threats, including computer malware, viruses, ransomware, hacking attempts, phishing attacks and other network disruptions. These incidents have the potential to lead to security and privacy breaches, loss of proprietary information and interruptions or delays in our services and operations, any of which could significantly harm our business,” for further discussion.

Detection and Analysis. Under our Security Incident Response Policy, all of our employees and other personnel are responsible for reporting any known, suspected or possible security events, including those that may have originated with a third-party service provider, to our Information Security Department, which promptly notifies our President, who serves as our Information Security Coordinator. The Information Security Coordinator reviews the initial facts and findings regarding any security events, provides direction to the Information Security Department regarding any additional information that should be obtained, and convenes a meeting of the SIRT to review the matter, including to determine if the event could constitute a security incident.

The SIRT is composed of employees with expertise in various aspects of our operations including information security, information technology, DevOps, legal, and EVSE engineering, as well as senior leaders, including our President, Chief Financial Officer and Chief Legal Officer.

Materiality Assessment, Mitigation and Reporting. Under our Security Incident Response Policy, the SIRT, under the leadership of the Information Security Coordinator, is responsible for promptly assessing the materiality of security events, developing our response to such events and, if a security event is determined to be a material incident, to oversee our disclosures regarding the incident as required by the rule adopted by the SEC related to cybersecurity disclosures. In determining whether a security event could constitute a security incident, the SIRT considers all facts and known information, including (without limitation) the potential harm to customers, employees and other parties; possible effects on our operations, financial statements, brand perception, reputation, customer or vendor relationships and competitiveness; the risk of fraud, extortion or intellectual property theft; litigation, regulatory and other legal risk; and other potential impacts. The Chair of the Audit Committee is informed of the SIRT’s review of cybersecurity events and its determinations as to the materiality of such events. The Security Incident Response Policy also includes procedures for the SIRT to coordinate the containment, eradication, mitigation, recovery and remediation related to security events and security incidents and the implementation of procedures and actions designed to prevent additional security events in the future.

We also conduct regular cybersecurity training for employees to ensure they are aware of potential cybersecurity threats and understand the role they play in maintaining our defenses. We also monitor evolving regulations and standards to review industry best practices and legal and regulatory obligations.

Governance

Board Oversight of Cybersecurity. Our Audit Committee, acting pursuant to authority delegated by our full Board of Directors, actively oversees our cybersecurity strategy and risks from cybersecurity threats, as well as our broader enterprise risk management framework. Our cybersecurity team meets biweekly to assess and manage material risks from cybersecurity threats and vulnerabilities, which includes reviewing our risk profile and developing mitigation strategies with respect to those risks. We utilize vulnerability management software, which helps us identify risks within our environment. Our Audit Committee meets quarterly to review cyber security compliance initiatives as they are escalated from our cybersecurity team through management and reviews the enterprise risk matrix prepared by management on an annual basis. Our Information Security Manager has over 15 years of cybersecurity experience in information security and holds CISSP, CRISC, and Security+ certifications and has a MS in Information Assurance. Our Enterprise Risk Committee is briefed quarterly on cybersecurity threats and mitigation strategies by security. Updates include incident trends, compliance status, and responses to emerging threats. Additionally, real-time alerts ensure immediate awareness of critical cybersecurity events.

Board’s Oversight Role. Our Audit Committee reviews and assesses our risk management program and cybersecurity activities and strategy to help align with our business objectives and compliance with legal and regulatory standards. These updates include reviews of new or evolving cybersecurity threats, our cybersecurity measures, the results of recent third-party security audits, and assessments and oversight of any recent cybersecurity events with certain characteristics that may have occurred. This oversight role includes evaluating the effectiveness of policies and procedures designed to protect our assets and sensitive customer information from cyber threats. The Chair of our Audit Committee regularly reports on our Audit Committee’s oversight activities related to enterprise risk management and cybersecurity to our full Board of Directors. The Information Security Coordinator promptly notifies the Chair of our Audit Committee of any significant security events reviewed by the SIRT, the SIRT’s determination of whether a security event is reportable on Form 8-K pursuant to the SEC Cyber Rule and the factors underlying that determination. If the SIRT determines that a cybersecurity incident is likely material and therefore reportable on Form 8-K, a draft of the Form 8-K will be provided to our Audit Committee for review and comment prior to us filing the Form 8-K within the deadline specified by the SEC’s cybersecurity disclosure rules. Our Audit Committee’s active engagement with and oversight of our cybersecurity program helps foster a culture of security awareness throughout our company.

Item 2. Properties.

Our corporate headquarters is located at 11835 West Olympic Boulevard, Suite 900E, Los Angeles, California, 90064. We also lease facilities and land throughout the U.S. for additional offices, a testing facility, and a warehouse. We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business.

In addition, we have entered into agreements with Site Hosts, which allow us to operate charging stations on Site Hosts’ properties and which, collectively, we consider to be material to our operations. The agreements with the Site Hosts, which are deemed to be operating leases, are located throughout the geographical areas in which we operate and may include one or more provisions to compensate the Site Hosts, such as fixed fees, cost reimbursements, revenue sharing and payments per customer charge. The expenses related to these agreements are recorded in cost of sales for sites that are operational. Expenses for sites that are not operational are charged to general and administrative expenses.

We have determined that we operate in one operating and reportable segment and, as such, the leases and agreements with the Site Hosts are attributable to that segment. We believe all the properties that we currently occupy are suitable for their intended uses. We believe that our current facilities are sufficient to conduct our operations. However, we continue to evaluate the potential purchase or lease of additional properties.

Item 3. Legal Proceedings.

From time to time, we may be a party to legal proceedings or subject to claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock trades on the Nasdaq under the symbol “EVGO.” Prior to July 1, 2021 and before the completion of the business combination with CRIS, the Class A common stock of CRIS traded on the NYSE under the ticker symbol “CLII.” Our Public Warrants trade on the Nasdaq under the symbol “EVGOW.” Prior to July 1, 2021 and before the completion of the business combination with CRIS, the Public Warrants of CRIS traded on the NYSE under the ticker symbol “CLII WS.”

Holders of Record

As of February 21, 2025, there were 32 holders of record of our Class A common stock and 6 holders of record of our Warrants. In addition to holders of record of our Class A common stock and Warrants, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock and Warrants are held of record by banks, brokers and other financial institutions. There is no public market for our Class B common stock, and there is one holder of record of our Class B common stock.

Dividends

We have not paid any cash dividends on our Class A common stock to date. The payment of cash dividends is subject to the discretion of our Board of Directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness and other considerations our Board of Directors deem relevant.

Recent Sales of Unregistered Securities

Other than as previously reported on our Current Report on Form 8-K filed with the SEC on December 18, 2024, there were no unregistered sales of equity securities by us during the fiscal year ended December 31, 2024.

Issuer Purchases of Equity Securities

None.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and the related notes thereto as of and for the years ended December 31, 2024 and 2023, included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report.

Overview

We are one of the nation’s leading public EV fast charging providers. With more than 1,100 fast charging stations across over 40 states, we strategically deploy localized and accessible charging infrastructure by partnering with leading businesses across the U.S., including retailers, grocery stores, restaurants, shopping centers, gas stations, rideshare operators and autonomous vehicle companies. At our Innovation Lab, we perform extensive interoperability testing and have ongoing technical collaborations with leading automakers and industry partners to advance the EV charging industry and deliver a seamless charging experience.

The foundation of our business is building, owning and operating EV fast charging sites that deliver charging to EVs driven by individuals, commercial drivers, and fleet operators. Our core revenue stream is from the provision of charging services for EVs of all types on our network. In addition, a variety of business-to-business commercial relationships provide us with revenue or cash payments based on commitments to build new infrastructure, provide guaranteed access to charging, and provide marketing, data and software-driven services. We also earn revenue from the sale of regulatory credits generated through sales of electricity and our operation and ownership of our DCFC network. We believe this combination of revenue streams can drive long-term margin expansion and customer retention.

Specifically, charging network revenue is earned through the following streams:

●	Charging Revenue, Retail: We sell electricity directly to drivers who access our publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from us. Our chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. Our offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attracting tenants, employees, customers, and visitors and achieving sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with us through our owner and/or operator model, in which we are responsible for the development, construction, and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that we pay in exchange for use of the site.
●	Charging Revenue, Commercial: High volume fleet customers, such as TNCs or delivery services and rideshare, can access our charging infrastructure through our vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements, we contract with and bill either the fleet owner directly or an individual fleet driver utilizing our chargers.
●	Charging Revenue, OEM: We are a pioneer in OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. We contract directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access our public charger network. Other related services currently provided to OEMs by us include co-marketing, data services and digital application services. Our OEM relationships are a core customer-acquisition channel.
●	Regulatory Credit Sales: As a charging station owner and operator, we earn regulatory credits, such as LCFS credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure program in California. These credits are generated through charging station operations based on the volume of kWh sold. We earn additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.
●	Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations including marketing activities, branding, memberships, reservations and the expiration of unused charging credits. Marketing activities are recognized at a point in time as the services are performed and measurement is based on amounts spent. Revenues from branding are recognized over time as the services are performed and measurement is recognized straightline over the performance period. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

We generate non-charging network revenue from the following streams:

●	eXtend Revenue: Through EVgo eXtend, we provide hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through our mobile app, among other options. For some EVgo eXtend customers, we also provide grant application support and related services.
●	Ancillary Revenue: In addition to offering access to our public network, we offer dedicated charging solutions to autonomous vehicle and other fleets. Through our fleet product, we develop, build, and service charging assets for fleets either at their own depot locations or at off-site charging hubs that we have secured without requiring a fleet to directly incur capital expenditures. We offer a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for provision of charging services. We also offer a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, loyalty programs, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations as well as all services provided under PlugShare such as data, research and advertising services.

Key Components of Results of Operations

Revenue. Our revenue is generated across various business lines. The majority of our revenue is generated from the sale of charging services, which are comprised of retail, commercial and OEM business lines, and our eXtend offering. In addition, we generate ancillary revenue through services provided to dedicated fleets, the sale of data services and consumer retail services. We also offer network services to OEM customers, including branding, memberships and marketing. Finally, as a result of owning and operating the EV charging stations, we earn regulatory credits such as LCFS credits, which are sold to generate additional revenue.

Cost of Sales. Cost of sales consists of the following components:

Charging Network. Charging network cost of sales consists primarily of energy usage fees, site operating and maintenance expenses, network charges, warranty and repair services, and site lease and related expenses associated with the EVgo Public Network.

Other. Other cost of sales is primarily related to costs associated with the eXtend and dedicated charging businesses, the sale of data services, and other ancillary services.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, consists of depreciation related to our property and equipment associated with charging equipment and installation and is partially offset by the amortization of our capital-build liabilities associated with third-party funding received for charging stations and other programs.

Gross Profit (Loss) and Gross Margin. Gross profit (loss) consists of our revenue less our total cost of sales. Gross margin is gross profit (loss) as a percentage of revenue.

Operating Expenses. Operating expenses consist of the following components:

General and Administrative. General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, customer service, office rent expense and professional services. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business. We also expect to continue to incur additional expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and the DOE Loan, general insurance and directors’ and officers’ insurance, investor relations and other professional services.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion consists of depreciation related to our property, equipment and software not associated with charging equipment and, therefore, not included in the depreciation, net of capital-build amortization expenses recorded in cost of sales. This also includes amortization of our intangible assets and accretion related to our asset retirement obligations.

Operating Profit (Loss) and Operating Margin. Operating profit (loss) consists of our gross profit (loss) less total operating expenses. Operating margin is operating profit (loss) as a percentage of revenue.

Interest Income. Interest income consists primarily of interest earned on cash, cash equivalents and debt securities.

Change in Fair Values of Warrant and Earnout Liabilities. The change in the fair values of the Warrant and earnout liabilities reflects the mark-to-market adjustments associated with Warrants to purchase shares of our common stock and earnout liabilities for each reporting period.

Income Taxes. Our provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to our ownership in EVgo OpCo. For the year ended December 31, 2024, our provision for income taxes included a $2.4 million net income tax benefit resulting from the transfer of EVgo OpCo’s 2023 30C income tax credits. For the year ended December 31, 2023, our provision for income taxes and effective tax rate were deemed to be de minimis. As of December 31, 2024 and 2023, we maintained a full valuation allowance on our net deferred tax assets. There were no unrecognized tax benefits for uncertain tax positions, nor any significant amounts accrued for interest and penalties as of December 31, 2024 and 2023.

Net Earnings (Loss) Attributable to Redeemable Noncontrolling Interest. Net earnings (loss) attributable to redeemable noncontrolling interest represent the share of net earnings or loss that is attributable to the holder of our Class B common stock, which is EVgo Holdings.

Key Performance Indicators

Our management uses several performance metrics to manage the business and evaluate financial and operating performance:

Network Throughput on the EVgo Public Network. Network throughput represents the total amount of GWh consumed on the EVgo Public Network. We typically monitor GWh sales by three components: business line, customer and customer type. We believe monitoring of component trends and contributions is the appropriate way to monitor and measure business-related health.

Number of DC Stalls on the EVgo Public Network. One stall can charge one vehicle at a time. There are certain configurations of our sites where one DC charger is capable of charging only one vehicle at a time; all chargers at such a site are counted as one stall per one charger. There are certain configurations of our sites where one DC charger is capable of charging two vehicles simultaneously; all chargers at such a site are counted as two stalls per one charger.

The following table presents network throughput and the number of DC stalls on the EVgo Public Network:

	December 31,
	2024	2023
Network throughput on the EVgo Public Network (GWh) for the years ended[1]	277	128
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.5	2.8

[1] During the year ended December 31, 2024, network throughput and DC Stalls were updated to represent the EVgo Public Network. Previously reported amounts have been updated to conform to the current presentation.

Factors Affecting Our Operating Results

We believe our performance and future success depends on a number of factors, including those discussed below and in Part I, Item 1A, “Risk Factors.”

EV Sales

Our revenue growth is largely a result of the adoption and continued acceptance and usage of passenger and commercial EVs, which we believe drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and, although demand for EVs has grown in recent years, there is no guarantee of such future demand. Additionally, as demand increases, the supply must keep pace for adoption to continue to accelerate at a rapid pace. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed, reliability and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain shortages and disruptions including, but not limited to, availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; domestic content requirements or other policy constraints; availability of batteries and battery materials; availability, cost and desirability of other alternative fuel vehicles, including plug-in hybrid EVs and high fuel-economy gasoline and diesel-powered vehicles; increases in fuel efficiency; regulations applicable to vehicle emissions and fuel economy; and availability of federal and state credits for EV purchases. In addition, macroeconomic factors could impact demand for EVs, particularly since the sales price of EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, our business, financial condition and results of operations results may be materially and adversely affected.

Electrification of Fleets

We face competition in the emerging fleet electrification segment, including from certain fleet customers who may opt to install and own charging equipment on their property; however, we believe our unique set of offerings to fleets and our existing charging network position us advantageously to win business from fleets. Fleet owners are generally more sensitive to the total cost of ownership of a vehicle than private-vehicle owners. As such, electrification of vehicle fleets may occur more slowly or more rapidly than management forecasts based on the cost to purchase, operate and maintain EVs and the general availability of such vehicles relative to those of internal combustion engine vehicles. Our ability and our competitors’ ability to offer competitive charging services and value-added ancillary services may impact the pace at which fleets electrify and may impact our ability to capture market share in fleets. Additionally, federal, state and local government support and regulations directed at fleets (or lack thereof) may accelerate or delay fleet electrification and increase or reduce our business opportunity.

Competition

The EV charging industry is increasingly competitive. The principal competitive factors in the industry include charger count, locations, accessibility and reliability; charger connectivity to EVs and ability to charge widely adopted standards; speed of charging relative to expected vehicle dwell times at a location; DCFC network reliability, scale and local density; software-enabled service offerings and overall customer experience; operator brand, track record and reputation; access to equipment vendors and service providers; policy incentives; and pricing. Existing competitors may expand their product offerings and sales strategies, new competitors may enter the market and certain fleet customers may choose to install and operate their own charging infrastructure. If our market share decreases due to increased competition, our revenue and ability to generate profits in the future may be impacted.

Geopolitical and Macroeconomic Environment

The current administration may initiate a series of new policies including but not limited to global trade, tax law and environmental policy which may impact our business. During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors, such as the conflict between Russia and Ukraine and the conflict between Israel and the broader Middle East region, which have led to disruptions, instability and volatility in global markets and industries and will likely continue to lead to, geopolitical instability, market uncertainty and supply disruptions. Additionally, recent inflationary pressures have resulted in and may continue to result in increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. Notwithstanding the current easing of inflation and general improvement in the macroeconomic environment, we remain vigilant of factors that may have the effects of raising the cost of capital and depressing economic growth.

The current economic environment remains uncertain, and the extent to which our operating and financial results for future periods will be impacted by the conflicts in Ukraine, Israel and the broader Middle East region, rates of inflation, foreign trade or changes in restrictions on trade between the U.S. and other countries, instability in the financial services sector, supply-chain disruptions, government efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time. In addition, continued long lead times of grid equipment such as transformers may impact our development cycle. We continue to actively monitor for any proposals related to tariffs that may impact our business.

Government Mandates, Incentives and Programs

The U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives, such as payments for regulatory credits. These governmental rebates, tax credits and other financial incentives lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. For example, legislative or regulatory actions under the current administration and 119th Congress, could impact the availability or value of these incentives or reduce access to such low-cost grant funding. Any reduction in grant programs, tax credits, or other financial incentives available to EVs or EV charging stations could negatively affect the EV market and adversely impact our business operations and expansion potential. In addition, there is no assurance that we will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms. Further, certain features of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized. See Part I, Item 1A, “Risk Factors — Risks Related to the EV Market — The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could materially and adversely affect our business, financial condition and results of operations.” for further discussion.

Government EV Initiatives

The U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives that promote EV adoption and related EV charging infrastructure. See Part I, Item 1 “Business – Market Overview.” However, tax incentives may expire, grant programs will end when the allocated funding from the IIJA is exhausted or may be impacted as a matter of potential change in regulatory or legislative policy. Legislative or regulatory actions under the current administration or 119th Congress, if pursued, could impact the availability or value of these incentives. Further, the impact of the IRA and other government EV initiatives, including regulatory requirements and restrictions that may impact our ability and our competitors’ ability to take advantage of such initiatives, cannot be known with any certainty at this time, and we may not reap any or all of the expected benefits of the IRA or the IIJA if material changes are made to these laws or the regulations issued thereunder, which could negatively affect the EV market and adversely impact our business operations and expansion potential.

In addition, a number of states offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. In many states, utilities also offer rebates or other incentive programs, typically called “make-ready” programs, to incentivize the development of EV charging infrastructure.

Technology Risks

We rely on numerous internally developed, including through a joint development agreement with Delta, and externally sourced hardware and software technologies to operate our network and generate earnings. We engage a variety of third-party vendors for non-proprietary hardware and software components and software-as-a-service elements. Our ability to continue to integrate our technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine our sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem will become obsolete and that we will be required to make significant investments to continue to effectively operate our business. For example, SAE International, a standards-developing organization for automotive engineering professionals, is currently working on finalizing the SAE J3400 industry standard. We have begun adding NACS connectors to our fast charging network; however, continuing to integrate NACS connectors in future charger installations and on certain existing chargers will require investment and management attention.

Management believes our business model is well-positioned to enable us to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.

Sales of Regulatory Credits

We derive revenue from selling regulatory credits earned for participating in LCFS programs, or other similar carbon or emissions trading schemes, in various jurisdictions in the U.S. We currently sell these credits at market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and which are difficult to predict. Price fluctuations in credits may have a material effect on future results of operations. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, our ability to generate this revenue in the future would be adversely impacted. In November 2024, the CARB voted to approve enhancements to its LCFS program. Given a technicality, however, CARB must resubmit the final regulations to the Office of Administrative Law before they may fully take effect. New Mexico also became the fourth state to promulgate a Clean Fuels Standard in 2024. We are monitoring proposed new Clean Fuels programs in a number of states during the 2025 legislative session.

Seasonality

We believe that EV charging is subject to seasonality related to driving, travel and economic activity that impacts demand for charging. For example, Americans typically drive more miles in the summer months and fewer in the winter months, especially in January and February. Our rideshare drivers also typically experience lower activity levels in the first quarter. The exact impact that these underlying trends have on charging demand has been difficult to discern given the growth in throughput and utilization that we have experienced over the past several years. Lastly, we experience seasonality in our electric costs as many electric utilities charge higher rates in the summer (typically defined as a four-month period starting in June), than the rest of the year.

Results of Operations

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

The table below presents our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Revenue
Charging, retail	$96,654	$45,735	$50,919	111%
Charging, commercial[1]	26,686	10,963	15,723	143%
Charging, OEM	15,554	5,186	10,368	200%
Regulatory credit sales	8,987	6,679	2,308	35%
Network, OEM	7,791	5,681	2,110	37%
Total charging network	155,672	74,244	81,428	110%
eXtend	86,612	72,362	14,250	20%
Ancillary[1]	14,541	14,347	194	1%
Total revenue	256,825	160,953	95,872	60%
Cost of sales
Charging network[1]	97,116	54,911	42,205	77%
Other[1]	84,353	64,473	19,880	31%
Depreciation, net of capital-build amortization	45,989	31,855	14,134	44%
Total cost of sales	227,458	151,239	76,219	50%
Gross profit	29,367	9,714	19,653	202%
Operating expenses
General and administrative	141,131	143,015	(1,884)	(1)%
Depreciation, amortization and accretion	19,806	20,106	(300)	(1)%
Total operating expenses	160,937	163,121	(2,184)	(1)%
Operating loss	(131,570)	(153,407)	21,837	14%
Interest income, net	7,490	9,754	(2,264)	(23)%
Other expense, net	(18)	(10)	(8)	(80)%
Change in fair value of earnout liability	(288)	1,076	(1,364)	(127)%
Change in fair value of warrant liabilities	(4,599)	7,163	(11,762)	(164)%
Total other income, net	2,585	17,983	(15,398)	(86)%
Loss before income tax benefit (expense)	(128,985)	(135,424)	6,439	5%
Income tax benefit (expense)	2,284	(42)	2,326	*
Net loss	(126,701)	(135,466)	8,765	6%
Less: net loss attributable to redeemable noncontrolling interest	(82,367)	(93,039)	10,672	11%
Net loss attributable to Class A common stockholders	$(44,334)	$(42,427)	$(1,907)	(4)%

Gross margin	11.4%	6.0%
Operating margin	(51.2)%	(95.3)%
Network throughput (GWh) on the EVgo Public Network	277	128
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.5	2.8

* Percent not meaningful.

[1] During the year ended December 31, 2024, the Company reclassed revenues earned through its dedicated charging solutions to fleets from commercial charging revenue to ancillary revenue. In addition, the associated costs for those revenues were reclassed from charging network cost of sales to other cost of sales. Previously reported amounts have been updated to conform to the current period presentation.

Revenue

Total revenue for the year ended December 31, 2024 increased $95.9 million, or 60%, to $256.8 million compared to $161.0 million for the year ended December 31, 2023. As further discussed below, the increase in revenue during 2024 was primarily due to a $50.9 million increase in retail charging revenue, a $15.7 million increase in commercial charging revenue, a $14.3 million increase in eXtend revenue, and a $10.4 million increase in OEM charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the year ended December 31, 2024 increased $50.9 million, or 111%, to $96.7 million compared to $45.7 million for the year ended December 31, 2023. Year-over-year growth was primarily due to an overall increase in throughput driven primarily by increased charging volume from a greater number of customers and more throughput per customer.

Charging Revenue, Commercial. Charging revenue, commercial, for the year ended December 31, 2024 increased $15.7 million, or 143%, to $26.7 million compared to $11.0 million for the year ended December 31, 2023. Year-over-year growth was primarily due to higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the year ended December 31, 2024 increased $10.4 million, or 200%, to $15.6 million compared to $5.2 million for the year ended December 31, 2023. The increase was primarily due to higher charging volumes and customer enrollments from the Company’s OEM partners.

Regulatory Credit Sales. Regulatory credit sales for the year ended December 31, 2024 increased $2.3 million, or 35%, to $9.0 million compared to $6.7 million for the year ended December 31, 2023. The increase was primarily due to increased throughput resulting in additional credit generation, partially offset by a decrease in market prices.

Network Revenue, OEM. Network revenue, OEM, for the year ended December 31, 2024 increased $2.1 million, or 37%, to $7.8 million compared to $5.7 million for the year ended December 31, 2023. The year-over-year increase was primarily due to increased branding and marketing activities.

eXtend Revenue. eXtend revenue for the year ended December 31, 2024 increased $14.3 million, or 20%, to $86.6 million compared to $72.4 million for the year ended December 31, 2023. The increase was primarily due an increase in construction projects in process or completed compared to the same prior year period, which was partially offset by a decrease in equipment sales.

Ancillary Revenue. Ancillary revenue for the year ended December 31, 2024 increased $0.2 million, or 1%, to $14.5 million compared to $14.3 million for the year ended December 31, 2023. The slight increase was primarily due to increased revenue from PlugShare and other ancillary revenues, offset by decreased revenue from engineering and construction revenue and sublease income.

Cost of Sales

Charging Network. Charging network cost of sales for the year ended December 31, 2024 increased $42.2 million, or 77%, to $97.1 million compared to $54.9 million for the year ended December 31, 2023. The increase was primarily due to a $30.4 million increase in usage-related energy costs resulting from increased throughput and an $11.8 million increase in non-energy site lease and maintenance costs.

Other. Other cost of sales for the year ended December 31, 2024 increased $19.9 million, or 31%, to $84.4 million compared to $64.5 million for the year ended December 31, 2023. The increase was primarily due to a $17.8 million increase in costs to support eXtend revenue and a $2.9 million increase in costs to support dedicated fleets, partially offset by a $0.8 million decrease in costs to support other ancillary revenue.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the year ended December 31, 2024 increased $14.1 million, or 44%, to $46.0 million compared to $31.9 million for the year ended December 31, 2023 due to the growth of our charging network.

Gross Profit (Loss) and Gross Margin

Gross profit for the year ended December 31, 2024 improved $19.7 million, or 202%, to $29.4 million compared to $9.7 million for the year ended December 31, 2023 primarily due to improved gross profit of $39.2 million from the charging network, partially offset by $14.1 million in increased depreciation, net of capital-build amortization and $3.5 million in decreased gross profit from eXtend. Gross margin for the year ended December 31, 2024 improved to 11.4% compared to 6.0% for the year ended December 31, 2023 primarily due to a 12.0% impact from improved leveraging of charging station costs, resulting in higher gross margin on charging network revenue, partially offset by a 4.5% impact from eXtend driven by increased revenue from lower-margin construction services.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2024 decreased $1.9 million, or 1%, to $141.1 million compared to $143.0 million for the year ended December 31, 2023. The decrease was primarily driven by a $3.9 million decrease in impairment expenses due to a decrease in abandoned projects, partially offset by a $1.4 million increase in legal and professional services primarily related to our secondary offering that closed on December 18, 2024 and increased compliance costs related to the DOE Loan, and a $0.8 million increase in software-related expenses.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the year ended December 31, 2024 decreased $0.3 million, or 1%, to $19.8 million compared to $20.1 million for the year ended December 31, 2023. The decrease was primarily due to $1.4 million in decreased amortization related to intangible assets and a $0.5 million decrease in accretion, partially offset by a $1.5 million increase in amortization of software.

Operating Loss and Operating Margin

During the year ended December 31, 2024, we had an operating loss of $131.6 million, an improvement of $21.8 million, or 14%, compared to an operating loss of $153.4 million for the year ended December 31, 2023. Operating margin for the year ended December 31, 2023 was negative 51.2% compared to negative 95.3% for the year ended December 31, 2023 primarily due to improved leveraging of operating expenses and improved gross margins.

Interest Income, Net

Interest income, net for the year ended December 31, 2024 decreased $2.3 million, or 23%, to $7.5 million compared to $9.8 million for the year ended December 31, 2023. The decrease was a result of less cash and cash equivalents held in a high-interest rate account by the Company, partially offset by increased interest rates during the year ended December 31, 2024 compared to the prior year.

Other Expense, Net

Other expense, net, for the years ended December 31, 2024 and 2023 was de minimis.

Changes in Fair Values of Earnout and Warrant Liabilities

The changes in fair values of earnout and warrant liabilities for the year ended December 31, 2024 were losses of $0.3 million and $4.6 million, respectively, compared to gains of $1.1 million and $7.2 million, respectively, for the year ended December 31, 2023. The change between years was primarily due to an increase in the fair value of the warrant and earnout liabilities during the year ended December 31, 2024 compared to the prior year. See Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 12 — Fair Value Measurements” for more information.

Income Tax Benefit (Expense)

For the year ended December 31, 2024, income tax benefit was $2.3 million compared to a de minimis income tax expense during the year ended December 31, 2023. The income tax benefit was due to the benefit realized from the net proceeds received from the transfer of EVgo OpCo’s 2023 30C income tax credits.

Net Loss

Net loss for the year ended December 31, 2024 was $126.7 million compared to $135.5 million for the year ended December 31, 2023. The decreased loss was primarily due to a $21.8 million decrease in operating loss partially offset by a $13.1 million loss from the change in the fair values of the earnout and warrant liabilities and a $2.3 million decrease in interest income, net.

Non-GAAP Financial Measures

This Annual Report includes the following non-GAAP financial measures, in each case as defined below: “Charging Network Gross Profit,” “Charging Network Gross Margin,” “Adjusted Cost of Sales,” “Adjusted Cost of Sales as a Percentage of Revenue,” “Adjusted Gross Profit (Loss),” “Adjusted Gross Margin,” “Adjusted General and Administrative Expenses,” “Adjusted General and Administrative Expenses as a Percentage of Revenue,” “EBITDA,” “EBITDA Margin,” “Adjusted EBITDA,” “Adjusted EBITDA Margin,” and “Capital Expenditures, Net of Capital Offsets.” With respect to Capital Expenditures, Net of Capital Offsets, pursuant to the terms of certain OEM contracts, we are paid well in advance of when revenue can be recognized, and usually, the payment is tied to the number of stalls that commence operations under the applicable contractual arrangement while the related revenue is deferred at the time of payment and is recognized as revenue over time as we provide charging and other services to the OEM and the OEM’s customers. Our management therefore uses these measures internally to establish forecasts, budgets, and operational goals to manage and monitor our business, including the cash used for, and the return on, our investment in our charging infrastructure. We believe that these measures are useful to investors in evaluating our performance and help to depict a meaningful representation of the performance of the underlying business, enabling us to evaluate and plan more effectively for the future.

Charging Network Gross Profit, Charging Network Gross Margin, Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted General and Administrative Expenses, Adjusted General and Administrative Expenses as a Percentage of Revenue, EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Capital Expenditures, Net of Capital Offsets are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP and the items excluded from or included in these metrics are significant components in understanding and assessing our financial performance. These metrics should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

We define Charging Network Gross Profit as total charging network revenue less charging network cost of sales. We define Charging Network Gross Margin as Charging Network Gross Profit divided by total charging network revenue. We define Adjusted Cost of Sales as cost of sales before: (i) depreciation, net of capital-build amortization, and (ii) share-based compensation. We define Adjusted Cost of Sales as a Percentage of Revenue as Adjusted Cost of Sales as a percentage of revenue. We define Adjusted Gross Profit (Loss) as revenue less Adjusted Cost of Sales. We define Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue. We define Adjusted General and Administrative Expenses as general and administrative expenses before (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) bad debt expense (recoveries), and (iv) certain other items that management believes are not indicative of our ongoing performance. We define Adjusted General and Administrative Expenses as a Percentage of Revenue as Adjusted General and Administrative Expenses as a percentage of revenue. We define EBITDA as net income (loss) before (i) depreciation, net of capital-build amortization, (ii) amortization, (iii) accretion, (iv) interest income, (v) interest expense, and (vi) income tax expense. We define EBITDA Margin as EBITDA as a percentage of revenue. We define Adjusted EBITDA as EBITDA plus (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) loss on investments, (iv) bad debt expense (recoveries), (v) change in fair value of earnout liability, (vi) change in fair value of warrant liabilities, and (vii) certain other items that management believes are not indicative of our ongoing performance. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. We define Capital Expenditures, Net of Capital Offsets as capital expenditures adjusted for the following capital offsets: (i) all payments under OEM infrastructure agreements excluding any amounts directly attributable to OEM customer charging credit programs and pass-through of non-capital expense reimbursements, (ii) proceeds from capital-build funding, and (iii) proceeds from the transfer of 30C income tax credits, net of transaction costs. The tables below present quantitative reconciliations of these measures to their most directly comparable GAAP measures as described in this paragraph.

The following unaudited table presents a reconciliation of Charging Network Gross Profit and Charging Network Gross Margin to the most directly comparable GAAP measures:

	Year Ended December 31,
(dollars in thousands)	2024	2023
GAAP total charging network revenue[1]	$155,672	$74,244
GAAP charging network cost of sales[1]	(97,116)	(54,911)
Charging Network Gross Profit	$58,556	$19,333
Charging Network Gross Margin	37.6%	26.0%

[1]

During the year ended December 31, 2024, the Company reclassed revenues earned through its dedicated charging solutions to fleets from commercial charging revenue to ancillary revenue. In addition, the associated costs for those revenues were reclassed from charging network cost of sales to other cost of sales. Previously reported amounts have been updated to conform to the current period presentation.

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit (Loss) and Adjusted Gross Margin to the most directly comparable GAAP measures:

	Year Ended December 31,
(dollars in thousands)	2024	2023
GAAP revenue	$256,825	$160,953
GAAP cost of sales	227,458	151,239
GAAP gross profit	$29,367	$9,714
GAAP cost of sales as a percentage of revenue	88.6%	94.0%
GAAP gross margin	11.4%	6.0%

Adjustments:
Depreciation, net of capital-build amortization	$45,989	$31,855
Share-based compensation	333	223
Total adjustments	46,322	32,078
Adjusted Cost of Sales	$181,136	$119,161
Adjusted Cost of Sales as a Percentage of Revenue	70.5%	74.0%

Adjusted Gross Profit	$75,689	$41,792
Adjusted Gross Margin	29.5%	26.0%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures:

	Year Ended December 31,
(dollars in thousands)	2024	2023
GAAP revenue	$256,825	$160,953
GAAP general and administrative expenses	$141,131	$143,015
GAAP general and administrative expenses as a percentage of revenue	55.0%	88.9%

Adjustments:
Share-based compensation	$21,626	$29,501
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	7,192	11,496
Bad debt expense (recoveries)	923	470
Other[1]	3,240	910
Total adjustments	32,981	42,377
Adjusted General and Administrative Expenses	$108,150	$100,638
Adjusted General and Administrative Expenses as a Percentage of Revenue	42.1%	62.5%

[1]

For the year ended December 31, 2024, comprised primarily of costs related to the secondary offering, which closed on December 18, 2024 and costs related to the reorganization of our resources previously announced by us on January 17, 2024. For the year ended December 31, 2023, comprised primarily of costs related to the reorganization of our resources previously announced by us on February 23, 2023, the petition filed by us in the Delaware Court of Chancery in February 2023 seeking validation of our charter and share structure (the “205 Petition”), and employee retention tax credits (“ERCs”) earned under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure:

	Year Ended December 31,
(dollars in thousands)	2024	2023
GAAP revenue	$256,825	$160,953
GAAP net loss	$(126,701)	$(135,466)
GAAP net loss margin	(49.3%)	(84.2%)

Adjustments:
Depreciation, net of capital-build amortization	$46,554	$32,350
Amortization	17,443	17,331
Accretion	1,798	2,280
Interest income, net	(7,490)	(9,754)
Income tax (benefit) expense	(2,284)	42
EBITDA	$(70,680)	$(93,217)
EBITDA Margin	(27.5%)	(57.9%)

Adjustments:
Share-based compensation	$21,959	$29,724
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	7,192	11,496
Loss on investments	5	26
Bad debt expense (recoveries)	923	470
Change in fair value of earnout liability	288	(1,076)
Change in fair value of warrant liabilities	4,599	(7,163)
Other[1]	3,240	910
Total adjustments	38,206	34,387
Adjusted EBITDA	$(32,474)	$(58,830)
Adjusted EBITDA Margin	(12.6%)	(36.6%)

[1]

For the year ended December 31, 2024, comprised primarily of costs related to the secondary offering, which closed on December 18, 2024 and costs related to the reorganization of our resources previously announced by us on January 17, 2024. For the year ended December 31, 2023, comprised primarily of costs related to the reorganization of our resources previously announced by us on February 23, 2023, the 205 petition, and ERCs earned under the CARES Act.

The following unaudited table presents a reconciliation of Capital Expenditures, Net of Capital Offsets, to the most directly comparable GAAP measure:

	Year Ended December 31,
(dollars in thousands)	2024	2023
GAAP capital expenditures	$94,787	$158,896

Less capital offsets:
OEM infrastructure payments	$21,928	$21,633
Proceeds from capital-build funding	17,442	14,432
Proceeds from transfer of 30C income tax credits, net	9,040	—
Total capital offsets	48,410	36,065
Capital Expenditures, Net of Capital Offsets	$46,377	$122,831

Liquidity and Capital Resources

We have a history of operating losses and negative operating cash flows. As of December 31, 2024, we had $120.5 million of cash, cash equivalents, and restricted cash and working capital of $94.0 million. As of December 31, 2023, we had $209.1 million of cash, cash equivalents and restricted cash and working capital of $178.1 million. Our net cash outflow for the year ended December 31, 2024 was $88.6 million. We believe our cash, cash equivalents and restricted cash on hand as of December 31, 2024 is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Annual Report.

To date, our primary sources of liquidity have been cash flows from the CRIS Business Combination, revenues from its various revenue streams, government grants, proceeds from the transfer of 30C income tax credits, proceeds from sales of our Class A common stock, including under the ATM Program and an underwritten equity offering, and loans and equity contributions from its previous owners. Our primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers and capital expenditures (including property and equipment). Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures, including the purchase of EV chargers for installation.

DOE Loan. On December 12, 2024, the Borrower entered into the Guarantee Agreement with the DOE as guarantor. Pursuant to the Guarantee Agreement, the DOE agreed to issue a loan guarantee on behalf of the Borrower with respect to a term loan facility, or the DOE Loan, established between the Borrower and the FFB. The DOE Loan is made pursuant to the Title XVII Loan Guarantee Program, which permits the DOE to issue loan guarantees in connection with loans issued by the FFB to fund certain eligible projects.

The DOE Loan is structured as a senior secured loan facility of up to $1.248 billion, consisting of $1.05 billion of principal and up to $193 million of capitalized interest, subject to modification as set forth in the Guarantee Agreement. The DOE Loan provides that the Borrower may draw on the DOE Loan, each such draw, an Advance, at any time during the Availability Period. Advances under the DOE Loan are subject to the satisfaction of customary conditions, including certification of compliance with the loan documents and specified legal requirements and the ongoing accuracy of representations and warranties. The Borrower submitted its first request for an Advance of approximately $75.3 million and received such Advance in January 2025.

All proceeds from the DOE Loan will be used to reimburse us for up to 80% of certain costs associated with the construction, installation and deployment of approximately 7,500 new DC Stalls nationwide. At the closing of the DOE Loan we contributed 1,594 DC Stalls from our existing public network to the Borrower as collateral and we may be required to contribute additional DC Stalls or cash to the Borrower from time to time. We, through our subsidiary, EVgo Services, will provide charge point operator services to the Borrower for the duration of the DOE Loan. Cash received from revenues generated from the contributed DC Stalls is restricted to ensure that we have sufficient funds to keep the contributed Stations operational and make our required debt service and fee payments.

The DOE Loan matures on January 7, 2042. Beginning on March 15, 2030, the Borrower will be required to make quarterly payments of principal and interest to the FFB. Interest rates are fixed at the applicable long-dated U.S. Treasury rate plus a combined liquidity spread and risk-based charge of approximately 1.2% in the aggregate, and accrued interest is capitalized until the end of the Availability Period. Subject to certain conditions, including the existence of no events of default, the Borrower may voluntarily prepay any or all of the principal outstanding under the DOE Loan. Additionally, in the event of a Mandatory Prepayment Event (as defined in the Guarantee Agreement), the Borrower shall be required to prepay certain amounts outstanding under the DOE Loan. The Borrower’s obligations to the DOE and FFB under the DOE Loan are secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of the Borrower and the equity interests of the Borrower.

The Guarantee Agreement contains customary representations and warranties as well as affirmative and negative covenants (including restrictions on Borrower making distributions to affiliates). The Guarantee Agreement also contains customary events of default including failure to make payments when due, failure to maintain the required debt service coverage ratio, the occurrence of a Change of Control (as defined in the Guarantee Agreement) or other breaches under the Guarantee Agreement. If an event of default occurs, the DOE has certain rights and may, among other options and in its discretion, assess fees and penalties, enforce the collateral, and declare all amounts under the DOE Loan payable immediately in full.

Delta Charger Supply Agreement. On July 12, 2022, we entered into the Delta Charger Supply Agreement and the Purchase Order with Delta, pursuant to which we will purchase and Delta will sell EV chargers manufactured by Delta from time to time in specified quantities at certain delivery dates over a period of four years. We are obligated to purchase at least 1,000 chargers (which will enable the construction of 2,000 stalls) pursuant to the Delta Charger Supply Agreement and the Purchase Order with the option, at our election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, we are required to make full payment on such chargers within 60 days of receipt. Our obligations under the Purchase Order are take-or-pay obligations; however, our liability is capped at a maximum of the greater of $30.0 million or 50% of the value of any outstanding firm orders. We entered into the Delta Charger Supply Agreement and Purchase Order in order to meet our obligations under the Pilot Infrastructure Agreement, other potential contractual commitments and our own needs and we intend to fund the capital expenditure required under the Delta Charger Supply Agreement and Purchase Order with proceeds from the Pilot Infrastructure Agreement as well as cash, cash equivalents and restricted cash on hand.

Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon the completion of the CRIS Business Combination and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired and all required payments are made, unless the Tax Receivable Agreement is terminated early (including upon a change of control). The actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. However, the Company Group expects that the payments that it will be required to make to TRA Holders in connection with the Tax Receivable Agreement will be substantial. Any payments made by the Company Group to TRA Holders under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us or EVgo OpCo. To the extent EVgo OpCo has available cash and subject to the terms of any current or future debt or other agreements, the EVgo OpCo A&R LLC Agreement will require EVgo OpCo to make pro rata cash distributions to holders of EVgo OpCo Units, including Thunder Sub, in an amount sufficient to allow the Company Group to pay its taxes and to make payments under the Tax Receivable Agreement. We generally expect EVgo OpCo to fund such distributions out of available cash. However, except in cases where the Company Group elects to terminate the Tax Receivable Agreement early, the Tax Receivable Agreement is terminated early due to certain mergers or other changes of control, or the Company Group has available cash but fails to make payments when due, generally the Company Group may elect to defer payments due under the Tax Receivable Agreement if it does not have available cash to satisfy its payment obligations under the Tax Receivable Agreement or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest at the rate provided for in the Tax Receivable Agreement and such interest may significantly exceed the Company Group’s other costs of capital. In certain circumstances (including an early termination of the Tax Receivable Agreement due to a change of control or otherwise), payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, the Company Group realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In the case of such an acceleration in connection with a change of control, where applicable, we generally expect the accelerated payments due under the Tax Receivable Agreement to be funded out of the proceeds of the change of control transaction giving rise to such acceleration, which could have a significant impact on our ability to consummate a change of control or the proceeds received by our stockholders in connection with a change of control. However, the Company Group may be required to fund such payment from other sources and, as a result, any early termination of the Tax Receivable Agreement could have a substantial negative impact on our liquidity or financial condition.

Cash Flows

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

The following table summarizes our consolidated cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows used in operating activities	$(7,256)	$(37,055)
Cash flows used in investing activities	(94,471)	(143,312)
Cash flows provided by financing activities	13,093	143,020
Net decrease in cash, cash equivalents and restricted cash	$(88,634)	$(37,347)

Operating Activities. Cash used in operating activities for the year ended December 31, 2024 was $7.3 million compared to cash used in operating activities of $37.1 million during the year ended December 31, 2023. This year-over-year change primarily reflected a $13.8 million increase in depreciation, amortization and accretion, a $12.8 million increase in cash flows from accounts receivable, net, an $11.8 million increase in change in fair value of warrant liabilities, and an $8.8 million decrease in our net loss, partially offset by a $7.8 million decrease in share-based compensation, a $5.0 million decrease in accrued liabilities, and a $4.3 million decrease in net loss on disposal of property and equipment, net of insurance recoveries, and impairment.

Investing Activities. Cash used in investing activities for the year ended December 31, 2024 was $94.5 million, compared to $143.3 million for the year ended December 31, 2023. The decrease was primarily driven by a $64.1 million decrease in capital expenditures compared to the prior year, partially offset by $15.3 million in net proceeds received from sale-leaseback transactions during the year ended December 31, 2023.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2024 was $13.1 million compared to $143.0 million for the year ended December 31, 2023. The decrease was driven primarily by the receipt of $128.0 million in proceeds from the issuance of Class A common stock in the our underwritten equity offering and $5.8 million in proceeds from our ATM program during 2023 and an increase of $10.7 million in payments of deferred debt issuance costs, partially offset by a $5.0 million decrease in payments of deferred equity issuance costs and a $3.0 million increase in proceeds from capital-build funding during the year ended December 31, 2024 compared to the prior year.

Working Capital. Our working capital as of December 31, 2024 was $94.0 million, compared to $178.1 million as of December 31, 2023. The decrease was driven primarily by a $91.4 million decrease in our cash and cash equivalents, a $13.9 million increase in deferred revenue, current, and a $2.9 million increase in accounts payable, partially offset by an $11.0 million increase in accounts receivable, net, an $8.4 million increase in accounts receivable, capital-build, and a $7.2 million increase in prepaids and other current assets.

Contractual Obligations and Commitments. We have material cash requirements for known contractual obligations and commitments in the form of operating leases, purchase commitments and certain other liabilities that are disclosed in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 11 — Commitments and Contingencies” and discussed below. We generally expect to fund these obligations through our existing cash, cash equivalents and restricted cash, draws under the DOE Loan, and future financing or cash flows from operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Management bases these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively. For more information See Part II, Item 8, “Consolidated Financial Statements and Supplementary Data —

Note 2 — Summary of Significant Accounting Policies” for additional description of the significant accounting policies that have been followed in preparing our consolidated financial statements.

The accounting policies described below are those we consider to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgment. We consider our critical accounting estimates to be those related to our revenue recognition, business combinations and warrant liability, which are described below.

Revenue Recognition

We recognize revenue in accordance with ASC 606. Recording revenue may require judgment, including determining whether an arrangement includes multiple performance obligations, whether any of those obligations are distinct and cannot be combined and allocation of the transaction price to each performance obligation based on the relative standalone selling prices (“SSP”). Revenue for performance obligations can be recognized over time or at a point in time depending on the nature of the performance obligation. Changes to the elements in an arrangement or, in our determination, to the relative SSP for these elements, could materially affect the amount of earned and unearned revenue reflected in our consolidated financial statements.

Understanding the complex terms of some of our agreements and determining the appropriate time, amount and method under which we should recognize revenue for the related transactions requires significant judgment. We exercise judgment in determining which promises in a contract constitute performance obligations rather than set-up activities. We determine which activities under a contract transfer a good or service to a customer rather than activities that are required to fulfill a contract but do not transfer control of a good or service to the customer. Determining whether obligations in a contract are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching our conclusion, we assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated which may require judgment based on the facts and circumstances of the contract. We do not disclose the transaction price allocated to remaining performance obligations for (i) contracts for which we recognize revenue at the amount to which it has the right to invoice and (ii) contracts with variable consideration allocated entirely to a single performance obligation. Our remaining performance obligations under these contracts include providing charging services, branding services, and maintenance services, which will generally be recognized over the contract term. Our customer contracts may include variable consideration such as that due to the unknown number of users that will receive charging credits or an unknown number of sites that will receive maintenance services. For such variable consideration, we have determined it is not necessary to estimate variable consideration as the uncertainty resolves itself monthly in accordance with the contracts’ revenue recognition pattern. The timing and amount of revenue recognition in a period could vary if different judgments were made. We may also estimate variable consideration under the expected value method or the most likely amount method.

Additionally, where there are multiple performance obligations, judgment is required to determine revenue for each distinct performance obligation. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment to appropriately determine the suitable method for estimating the SSP. We determine SSP using observable pricing when available, which takes into consideration market conditions and customer specific factors.

At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenues from charging — OEM are primarily recognized ratably over time or as fee-bearing usage occurs. Revenues from charging — retail, charging — commercial and LCFS are usage-based services and recognized over time or at a point in time upon the delivery of the charging products or services. eXtend and ancillary revenues are recognized over time based on a time-based or cost-based approach or at a point in time as performance obligations are satisfied.

Impairment of Goodwill and Other Identified Intangible Assets

We have one reporting unit and we perform our annual goodwill impairment testing on October 1 each year. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts, decreases in market multiples (and the magnitude thereof) or changes to interest rates, if any, and (iii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any.

We determine fair value using the market approach, when available and appropriate, or the income approach, or a combination of both and assess the valuation methodology based upon the relevance and availability of the data at the time the valuation is performed. If multiple valuation methodologies are used, the results are weighted appropriately.

Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which we operate, giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is used if there are publicly traded companies that have characteristics similar to our business.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on the most recent views of the long-term outlook for the business. Discount rates are derived using a capital asset pricing model and analyzing published rates for relevant industries to estimate the cost of equity financing. The discount rates used are commensurate with the risks and uncertainty inherent in our business and in our internally developed forecasts.

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

We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss has occurred requires the use of internal forecasts to estimate future cash flows and the useful life over which these cash flows will occur. To determine fair value, we use our internal cash flow estimates discounted at an appropriate discount rate.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “changes in fair value of warrant liabilities” in the consolidated statements of operations. The fair value of the Private Placement Warrants on the date of issuance and on each measurement date is estimated by reference to the trading price of the public warrants, which is considered a Level 2 fair value measurement, or using a Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement and includes inputs such as our stock price, the risk-free interest rate, the expected term, the expected volatility, the dividend rate, the exercise price and the number of Private Placement Warrants outstanding. Assumptions used in the Monte Carlo model are subjective and require significant judgment.

Recent Accounting Pronouncements

For a discussion of our new or recently adopted accounting pronouncements, see Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” as of and for the years ended December 31, 2024 and 2023.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act includes provisions that, among other things, relax certain reporting requirements for qualifying public companies. Following the CRIS Business Combination, we qualified as an EGC under the JOBS Act and, as a result, are permitted to comply with new or revised accounting pronouncements based on the effective date for private (i.e., not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an EGC, we are not required to, among other things, (a) provide an auditor’s attestation report on our system of internal control over financial reporting, (b) provide all of the compensation disclosure that may be required of non-EGC public companies, (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (d) disclose comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we otherwise no longer qualify as an EGC.

Additionally, following the CRIS Business Combination, we have qualified as an SRC as defined under the Exchange Act. We may continue to be an SRC so long as either (i) the market value of shares of its common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of our common stock held by non-affiliates is less than $700 million. If we are an SRC at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to SRCs. Specifically, as an SRC, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation and, similar to EGCs, if we are an SRC company under the requirements of (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a SRC as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 7A.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

EVgo Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVgo Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

March 6, 2025

EVgo Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands)	2024	2023
Assets
Current assets
Cash and cash equivalents	$117,273	$208,674
Restricted cash	3,239	472
Accounts receivable, net of allowance of $1,196 and $1,116 as of December 31, 2024 and 2023	45,849	34,882
Accounts receivable, capital-build	17,732	9,297
Prepaids and other current assets	21,282	14,081
Total current assets	205,375	267,406
Property, equipment and software, net	414,968	389,227
Operating lease right-of-use assets	89,295	67,724
Other assets	24,321	2,208
Intangible assets, net	38,750	48,997
Goodwill	31,052	31,052
Total assets	$803,761	$806,614

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$13,031	$10,133
Accrued liabilities	42,953	40,549
Operating lease liabilities, current	7,326	6,018
Deferred revenue, current	46,258	32,349
Other current liabilities	1,842	298
Total current liabilities	111,410	89,347
Operating lease liabilities, noncurrent	83,043	61,987
Earnout liability, at fair value	942	654
Asset retirement obligations	23,793	18,232
Capital-build liability	51,705	35,787
Deferred revenue, noncurrent	70,466	55,091
Warrant liabilities, at fair value	9,740	5,141
Other long-term liabilities	8,931	—
Total liabilities	$360,030	$266,239

Commitments and contingencies (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
(in thousands, except share data)	2024	2023
Redeemable noncontrolling interest	$699,840	$700,964

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and 2023; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of December 31, 2024 and 2023; 129,973,698 and 102,935,965 shares outstanding (excluding 718,750 shares subject to possible forfeiture) as of December 31, 2024 and 2023, respectively	13	10
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2024 and 2023; 172,800,000 and 195,800,000 shares issued and outstanding as of December 31, 2024 and 2023	17	20
Additional paid-in capital	—	87,928
Accumulated deficit	(256,139)	(248,547)
Total stockholders’ deficit	(256,109)	(160,589)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$803,761	$806,614

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31,
(in thousands, except per share data)	2024	2023
Revenue
Charging, retail	$96,654	$45,735
Charging, commercial	26,686	10,963
Charging, OEM	15,554	5,186
Regulatory credit sales	8,987	6,679
Network, OEM	7,791	5,681
Total charging network	155,672	74,244
eXtend	86,612	72,362
Ancillary	14,541	14,347
Total revenue	256,825	160,953

Cost of sales
Charging network	97,116	54,911
Other	84,353	64,473
Depreciation, net of capital-build amortization	45,989	31,855
Total cost of sales	227,458	151,239
Gross profit	29,367	9,714

Operating expenses
General and administrative	141,131	143,015
Depreciation, amortization and accretion	19,806	20,106
Total operating expenses	160,937	163,121
Operating loss	(131,570)	(153,407)

Interest income, net	7,490	9,754
Other expense, net	(18)	(10)
Change in fair value of earnout liability	(288)	1,076
Change in fair value of warrant liabilities	(4,599)	7,163
Total other income, net	2,585	17,983
Loss before income tax benefit (expense)	(128,985)	(135,424)
Income tax benefit (expense)	2,284	(42)
Net loss	(126,701)	(135,466)
Less: net loss attributable to redeemable noncontrolling interest	(82,367)	(93,039)
Net loss attributable to Class A common stockholders	$(44,334)	$(42,427)

Net loss per share to Class A common stockholders, basic and diluted	$(0.41)	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	70,248	$7	195,800	$20	$17,533	$(375,660)	$(358,100)
Share-based compensation	—	—	—	—	25,953	—	25,953
Issuance of Class A common stock under the equity offering, net of issuance costs	30,123	3	—	—	123,243	—	123,246
Issuance of Class A common stock under the ATM, net of issuance costs	889	0	—	—	5,746	—	5,746
Issuance of Class A common stock under share-based compensation plans	1,676	0	—	—	0	—	—
Net loss[1]	—	—	—	—	—	(42,427)	(42,427)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(84,547)	169,540	84,993
Balance, December 31, 2023	102,936	10	195,800	20	87,928	(248,547)	(160,589)
Share-based compensation	—	—	—	—	23,010	—	23,010
Issuance of Class A common stock under share-based compensation plans	4,038	0	—	—	0	—	—
Redemption of Class B common stock and OpCo Units in exchange for Class A common stock	23,000	3	(23,000)	(3)	—	102,580	102,580
Net loss[2]	—	—	—	—	—	(44,334)	(44,334)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(110,938)	(65,838)	(176,776)
Balance, December 31, 2024	129,974	$13	172,800	$17	$—	$(256,139)	$(256,109)

[1]	Excludes $93.0 million of net loss attributable to redeemable noncontrolling interest.
[2]	Excludes $82.4 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(126,701)	$(135,466)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	65,795	51,961
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	7,192	11,496
Share-based compensation	21,959	29,724
Change in fair value of earnout liability	288	(1,076)
Change in fair value of warrant liabilities	4,599	(7,163)
Other	(31)	34
Changes in operating assets and liabilities
Accounts receivable, net	(10,966)	(23,809)
Prepaids and other current assets and other assets	(6,913)	(2,697)
Operating lease assets and liabilities, net	792	1,492
Accounts payable	4,972	654
Accrued liabilities	3,274	8,287
Deferred revenue	29,284	29,650
Other current and noncurrent liabilities	(800)	(142)
Net cash used in operating activities	(7,256)	(37,055)
Cash flows from investing activities
Capital expenditures	(94,787)	(158,896)
Proceeds from sale-leaseback transactions	—	15,273
Proceeds from insurance for property losses	316	311
Net cash used in investing activities	(94,471)	(143,312)
Cash flows from financing activities
Proceeds from capital-build funding	17,442	14,432
Contribution from redeemable noncontrolling interest	6,649	—
Payments of deferred debt issuance costs	(10,998)	(286)
Proceeds from issuance of Class A common stock under the equity offering	—	128,023
Proceeds from issuance of Class A common stock under the ATM	—	5,828
Payments of deferred equity issuance costs	—	(4,977)
Net cash provided by financing activities	13,093	143,020
Net decrease in cash, cash equivalents and restricted cash	(88,634)	(37,347)
Cash, cash equivalents and restricted cash, beginning of period	209,146	246,493
Cash, cash equivalents and restricted cash, end of period	$120,512	$209,146

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended
	December 31,
(in thousands)	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Beginning of period
Cash and cash equivalents	$208,674	$245,721
Restricted cash	472	772
Total cash, cash equivalents and restricted cash, beginning of period	$209,146	$246,493

End of period
Cash and cash equivalents	$117,273	$208,674
Restricted cash	3,239	472
Total cash, cash equivalents and restricted cash, end of period	$120,512	$209,146

Supplemental disclosure of noncash investing and financing activities
Non-cash adjustments to redeemable noncontrolling interest	$74,196	$(84,993)
Non-cash increase in capital-build liability	$25,665	$16,467
Deferred debt issuance costs in accounts payable, accrued liabilities, other current liabilities and other liabilities	$11,929	$187
Capital expenditures in accounts payable and accrued liabilities	$11,067	$15,213
Non-cash increase in asset retirement obligations	$5,086	$783
Share-based compensation capitalized to property, equipment and software	$1,449	$—

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

On July 1, 2021 (the “CRIS Close Date”), the Company consummated the business combination (the “CRIS Business Combination”) with CRIS, CRIS Thunder Merger LLC (“Thunder Sub”), EVgo Holdings, EVgo Holdco and EVgo OpCo, LLC (“EVgo OpCo” and together with EVgo Holdings and EVgo Holdco, the “EVgo Parties”) pursuant to the business combination agreement dated January 21, 2021 (the “Business Combination Agreement”). Following the CRIS Close Date, the combined company is organized in an “Up-C” structure in which the business of EVgo Holdco and its subsidiaries are held by EVgo OpCo and continue to operate through the subsidiaries of EVgo Holdco and in which the Company’s only direct assets consist of equity interests in Thunder Sub, and the only assets of Thunder Sub are the common units in EVgo OpCo (“EVgo OpCo Units”).

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

On December 16, 2024, EVgo Inc. entered into a stock and unit purchase agreement (“SPA”) with EVgo OpCo and EVgo Holdings. Pursuant to the SPA, EVgo Inc. and EVgo OpCo agreed to redeem from EVgo Holdings 23,000,000 units of EVgo OpCo Units and 23,000,000 shares of EVgo Inc.’s Class B common stock, par value $0.0001 per share (“Class B Shares”). In exchange for the EVgo OpCo Units and Class B Shares, EVgo Inc. and EVgo OpCo agreed to transfer 23,000,000 newly issued shares of EVgo Inc.’s Class A common stock, par value $0.0001 per share (“New Class A Shares”). The redemption was completed on December 17, 2024 (see Note 19).

On December 16, 2024, EVgo Inc. entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC (“J.P. Morgan”), Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Evercore Group L.L.C., as representatives of several underwriters (the “Underwriters”), and LS Affiliates, as selling stockholder, relating to an underwritten public offering (the “Secondary Offering”) of 23,000,000 Class A Shares at a public offering price of $5.00 per share. Pursuant to the Underwriting Agreement, all 23,000,000 Class A Shares were sold by EVgo Holdings. The number of Class A Shares issued pursuant to the Secondary Offering equaled the number of New Class A Shares issued to EVgo Holdings, pursuant to the redemption of their EVgo OpCo Units and Class B Shares. The Company did not receive any of the proceeds from the sale of the Class A Shares in the Secondary Offering and transaction costs totaling $1.0 million were expensed as incurred. The Secondary Offering closed on December 18, 2024.

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

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of EVgo’s consolidated financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, variable consideration estimates and stand-alone selling prices (“SSP”) for performance obligations for revenue, valuation allowances for deferred tax assets, depreciable lives of property and equipment and intangible assets, costs associated with asset retirement obligations, and the fair value of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, earnout liability and warrant liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively.

Concentration of Business and Credit Risk

The Company maintains its cash accounts in commercial banks. Cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation up to $250,000. A portion of deposit balances are in excess of federal insurance limits. The Company has not experienced any losses on such accounts. The Company mitigates its risk with respect to cash by maintaining its deposits at high-quality financial institutions and monitoring the credit ratings of those institutions.

The Company had two customers that collectively comprised 41.7% and 45.7% of the Company’s total net accounts receivable as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, one customer represented 33.5% and 45.2%, respectively of total revenue.

For the year ended December 31, 2024, two vendors provided 87.9% of EVgo’s total charging equipment. For the year ended December 31, 2023, one vendor provided 76.9% of EVgo’s total charging equipment.

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

The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company's consolidated balance sheets of $0.4 million as of December 31, 2024, associated with the construction of its charging stations, and of $0.7 million as of December 31, 2023, associated with unused letters of credits related to the construction of its charging stations and one of its operating leases. As of December 31, 2024, the Company had $2.8 million of restricted cash associated with a loan guarantee entered into with the U.S. Department of Energy (“DOE”) (see Note 15). The Company also had $0.1 million in restricted cash as of December 31, 2024 and 2023, related to a credit card agreement.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Other accounts receivable of $2.4 million and $2.7 million were included in accounts receivable, net, on the consolidated balance sheets as of December 31, 2024 and 2023, respectively. Unbilled contract receivables, for which performance obligations have been met, were $5.8 million and $1.5 million as of December 31, 2024 and 2023, respectively.

Deferred Equity Issuance Costs

Deferred equity issuance costs, consisting primarily of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred equity issuance costs are offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is abandoned or terminated, deferred equity issuance costs are expensed. As of December 31, 2024 and 2023, the Company had capitalized $0.8 million of deferred equity issuance costs in prepaids and other current assets on the consolidated balance sheets.

Debt Issuance Costs

The Company capitalizes debt issuance costs, which consist primarily of arrangement fees and professional fees. Debt issuance costs are presented as assets on our consolidated balance sheets and are included in prepaids and other current assets and other assets. Debt issuance costs are amortized utilizing the straight-line method over the term of the debt. Amortization of debt issuance costs, net of capitalized interest, is included in interest income, net, in the consolidated statements of operations for the year ended December 31, 2024 as the amounts are de minimis. As of December 31, 2024, $23.2 million in deferred issuance costs was capitalized in connection with the DOE Loan, with annual amortization of approximately $1.4 million until maturity of the loan.

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

Property, Equipment and Software

Property and equipment includes charging stations and other technical installations, construction in process, and charging stations and related equipment, which are stated at cost or at fair value as of the date of acquisition less accumulated depreciation and amortization.

Depreciation for property, equipment and software is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the remaining assets are approximately three to seven years. Charging equipment and charging station installation costs are depreciated when they are placed into service. Construction in process consists primarily of charging equipment, charging station installation costs, and software that has not yet been placed into service and are not depreciated. Charging equipment consists primarily of equipment and various components that have not yet been allocated to a project. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Depreciation is reported net of the amortization of the capital-build liability. The cost of maintenance and repairs is charged to expense as incurred while significant renewals and betterments are capitalized. Deductions are made for retirements and/or disposals. Following the disposition of an asset, the associated net cost is no longer recognized as an asset, and any gain or loss on the disposition, inclusive of any amounts recovered from insurance, is reflected in general and administrative expenses.

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

Finite-lived intangible assets are amortized over their useful lives and recorded as either cost of sales or operating expenses depending on the nature of the intangible asset. Costs incurred to renew or extend the term of recognized intangible assets are expensed as incurred. During the fourth quarter of 2024, the Company reviewed its goodwill and other intangible assets for indicators of impairment and performed its annual goodwill impairment analysis as part of this review. The Company did not note any impairment with respect to its goodwill or other intangible assets as of December 31, 2024, and no impairment charge was required.

Estimated useful lives of the Company’s intangible assets are presented below:

Site Host relationships	12 years
Customer relationships	4-5 years
Developed technology	10-15 years
User base	4 years
Trade name	15-20 years

Long-Lived Asset Impairment

The Company reviews its long-lived assets, including property and equipment, ROU assets and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the Company identifies events or changes in circumstances that could impact recoverability, the Company compares the carrying value of the assets or asset groups with their estimated future undiscounted cash flows. If it is determined that an impairment has occurred, the loss would be recognized during that period. The impairment loss would be calculated as the difference between the asset or asset group carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends.

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

As a lessor, the Company has entered into agreements to lease charging equipment, charging stations and other technical installations or sublease properties leased from Site Hosts to third parties. The Company, at the inception of a lease contract, determines whether it is an operating, sales-type or direct financing lease. The Company has not elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for all asset classes. The leases generally provide for fixed monthly payments and sometimes include provisions for contingent variable rent based on the number of charging sessions and minutes used, which are recognized when earned. Fixed payments received under lease agreements for operating leases are recognized on a straight-line basis over the lease term and are reported in revenue in the consolidated statements of operations.

Deferred Revenue

Deferred revenue consists of billings on contracts where performance has commenced, and payments have been received in advance of revenue recognition. Deferred revenue is recognized into revenue as the related revenue recognition criteria are met. Deferred revenue also includes customer deposits, which represent prepayments that are refundable. Customer deposits are also comprised of funds that have been received to offset future expenses of the Company for certain marketing expenses reimbursed by customers.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet dates.

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

Asset retirement obligations require the use of estimates to determine third-party costs for dismantling and restoring the sites. Discount rates are also included to present value these costs, which are then accreted to the date the Company expects to remove the corresponding asset. Discount rates are based on the Company’s estimated credit adjusted risk-free rate. The Company reviews its estimates of removal costs on an ongoing basis and makes changes to the asset retirement obligations, as necessary.

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

Fair Value Measurement

The Company determines fair value in accordance with ASC 820, Fair Value Measurement, which establishes a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (“Level 1”) to estimates determined using significant unobservable inputs (“Level 3”). Multiple inputs may be used to measure fair value; however, the level of fair value is based on the lowest significant input level within this fair value hierarchy. The Company’s recurring and non-recurring fair value measurements include the initial valuation of asset retirement obligations, the issuance of share-based compensation awards, and the valuations of earnout and warrant liabilities.

Details on the methods and assumptions used to determine fair values are as follows:

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

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaids and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2024 and 2023.

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

The transaction price for each contract is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees the Company charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. At contract inception, the Company determines whether it satisfies the performance obligation over time or at a point in time. Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales taxes, which are collected on behalf of and remitted to governmental authorities. The Company may also incur fulfillment costs that are reimbursed by its customers as pass-through costs that may or may not be subject to a mark-up. Reimbursements for fulfillment costs are included in the transaction price and are recognized on a gross basis. The Company recognizes estimated losses on contracts immediately upon identification of the loss.

Some of the Company’s contracts with customers only contain a single performance obligation. When agreements involve multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The Company applies significant judgment in identifying and accounting for each performance obligation, as a result of evaluating terms and conditions in contracts. The transaction price is allocated to each performance obligation based on the relative SSP. The Company determines the SSP based on observable SSP when it is available, as well as other factors, including the price charged to its customers, its discounting practices and its overall pricing objectives, while maximizing observable inputs.

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

The Company’s customer contracts may include variable consideration such as that due to the unknown number of users that will receive charging credits or an unknown number of sites that will receive maintenance services. The Company estimates variable consideration under the expected value method or the most likely amount method. If charging station installations are not completed by specified dates, the Company may be subject to installation penalties. The Company may also be subject to other penalties identified in the customer agreements upon failure to maintain specified network uptimes and for other contractual service requirements. Variable consideration for installation, service, and other penalties is generally estimated using the most likely amount method.

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

The Company does not disclose the transaction price allocated to remaining performance obligations for (i) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice and (ii) contracts with variable consideration allocated entirely to a single performance obligation. The Company’s remaining performance obligations under these contracts include providing charging services, branding services and maintenance services, which will generally be recognized over the contract term.

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

Contract Liabilities. The Company records contract liabilities when cash payments are received in advance of the Company’s performance of its obligations. Contract liabilities under the scope of ASC 606 include deferred revenue on the consolidated balance sheets.

EVgo’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period, when applicable. From time to time, the payment terms of contracts require the customer to make advance payments as well as interim payments as work progresses. These advance payments generally are not considered to contain a significant financing component.

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

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $2.1 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $11.6 million and $5.7 million for the years ended December 31, 2024 and 2023, respectively.

401(k) Plan

The Company has a 401(k) plan that qualifies under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) plan provides discretionary employer matching contributions to eligible employees up to IRS annual limits. Employer contributions to the 401(k) plan for the years ended December 31, 2024 and 2023 were $1.0 million and $0.3 million, respectively.

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

The Company has elected to account for transferable income tax credits using the flow-through method under ASC Topic 740, Income Taxes, and disregards expected transfers in assessing realizability as part of the valuation allowance analysis. The Company will instead recognize such amounts upon transfer of control over the transferable income tax credits.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. The Company is subject to income tax examinations by major taxing authorities since inception.

Tax Receivable Agreement Liability

In connection with the CRIS Business Combination, EVgo entered into a tax receivable agreement (the “Tax Receivable Agreement”) with EVgo Holdings (along with permitted assigns, the “TRA Holders”) and LS Power Equity Advisors, LLC, as agent. The Tax Receivable Agreement generally provides for payment by the Company, Thunder Sub or any of their subsidiaries other than EVgo OpCo and its subsidiaries (“Company Group”) to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of EVgo OpCo Units pursuant to any exercise of the Redemption Right and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. The

Company Group will retain the benefit of any remaining net cash savings. If the Company Group elects to terminate the Tax Receivable Agreement early (or it is terminated early due to the Company Group’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), the Company Group is required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement and (ii) that any EVgo OpCo Units (other than those held by the Company Group) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date).

The redemption of EVgo OpCo Units in December 2024 discussed in Note 19, is expected to produce favorable tax attributes for the Company. These tax attributes would not be available to the Company in the absence of the redemption. Amounts payable by the Company under the Tax Receivable Agreement are initially accrued against additional paid-in capital when it is probable that a liability has been incurred and the amount is estimable. Any subsequent changes to the liability are recorded as non-operating income (loss). If the liability is considered probable and estimable and is established for the first time as part of a reversal of a valuation allowance against deferred tax assets, the initial liability is accrued through non-operating income (loss).

As of December 31, 2024, the Company does not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The unrecorded tax liability related to the redemption is estimated at $33.8 million as of December 31, 2024. During the year ended December 31, 2023, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

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

The following table presents disaggregated general and administrative expenses:

	Year Ended December 31,
(in thousands)	2024	2023
Operations/network operations	$54,285	$47,234
Other general and administrative	41,184	48,302
Technology and development	30,700	28,475
Sales and marketing	14,962	19,004
General and administrative expenses	$141,131	$143,015

Newly Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), as amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of December 31, 2024, the Company did not identify any contracts, hedging relationships and other transactions impacted by reference rate reform and therefore the adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, ASC Subtopic 280 “Segment Reporting — Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 provides for significant segment expense categories and amounts for each reportable segment and an aggregate amount and description of other segment items included in each reported measure of segment profit or loss beyond the significant segment expenses for each reportable segment; permits the disclosure of multiple measures of segment profit or loss for each reportable segment, subject to a minimum disclosure of the measure of segment profit or loss that is most consistent with the amounts included in the financial statements (consistent with current guidance); confirms that all disclosures required in the segments guidance apply to all public entities, including those with a single operating or reportable segment; requires disclosure of the title and position of the individual or the name of the group identified as the CODM in the financial statements; and requires disclosure of how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis and has incorporated the additional required disclosures.

Recently Issued Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, ASC Subtopic 220 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments require that, in each interim and annual reporting period, an entity disclose more information about the components of certain expense captions than is currently disclosed in the financial statements. In January 2025, the FASB issued ASU 2025-01, ASC Subtopic 220 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (“ASU 2024-03”), which clarified the effective date of ASU 2024-03 in which the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

For the eXtend offering, the Company generally has multiple performance obligations including, but not limited to, the sales of equipment, the provision of engineering, procurement, and construction services during the construction lifecycle, and the provision of operations and maintenance services once the charging network is operational. Revenue from sales of equipment is generally recognized at a point in time when the performance obligation is satisfied. Some customers have agreed to purchase equipment from the Company but requests delivery at a later date, commonly known as bill-and-hold arrangements. For these transactions, the Company deems that control passes to the customer when: (i) the customer has a signed agreement, (ii) significant risk and rewards have transferred to the customer, (iii) the customer has the ability to direct the use of the equipment, (iv) the equipment has been set aside specifically for the customer and cannot be redirected to another customer and (v) as applicable, any customizations have been completed when ordered with the equipment. Payment is typically due once equipment has been acquired for the customer.

The Company’s performance obligation under development contracts is to develop and deliver a completed site with installed charging hardware. The build-out fee can be structured as firm-fixed price or cost-plus arrangements and becomes payable as certain contract and/or construction milestones are achieved or as construction costs are incurred monthly. Development and project management revenue is recognized over time using the relevant input method, which is generally either time-based or cost-based. Under the time-based and cost-based methods, all costs incurred in the period that relates to a contract are charged to cost of sales and the related revenue is recognized based on the measured progress to completion. EVgo may provide latent defect warranties for equipment and installation labor services related to EVgo’s charger installation services. EVgo’s warranty obligations are generally not accounted for as separate performance obligations as warranties cannot be separately purchased and warranties do not provide a service in addition to the assurance that the charging stations will function as expected. The operations and maintenance fees generally commence once the charging stations become operational with recurring fees generally based upon a fixed or variable rate. For maintenance services that are invoiced monthly, the Company has elected to recognize revenue using the as-invoiced practical expedient.

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

EVgo also offers a variety of software-driven digital, development and operations services to its customers. EVgo has offerings that currently include customization of digital applications, charging data integration, micro-targeted advertising services, smart charging reservations, loyalty programs, and access to chargers behind parking lot pay gates.

For software-driven digital, equipment procurement and operations services, the Company recognizes revenue at a point in time or over time based on when the performance obligation is met. The Company provides research and consulting services to its PlugShare customers. These are generally short-term projects, and the Company recognizes revenue at a point in time upon delivery of the results of the research and consulting services to the customer. The Company enters into short-term and long-term contracts with PlugShare customers to provide charging data integration services. The contract fees for the data integration services are generally structured as a fixed fee arrangements over a specified licensing period and revenue is generally recognized for the single performance obligation monthly, on a straight-line basis, over the licensing period.

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

Contract Assets and Liabilities

The following table provides information about contract assets and liabilities from contracts with customers:

	As of December 31,		Change
(dollars in thousands)	2024	2023	$	%
Contract assets	$1,383	$1,191	$192	16%
Contract liabilities	$116,724	$87,440	$29,284	33%

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

The following table provides the activity for the contract liabilities recognized:

	December 31,
(in thousands)	2024	2023
Beginning balance	$87,440	$57,790
Additions	135,426	120,614
Recognized in revenue	(106,105)	(90,551)
Marketing activities recognized on a net basis	(37)	(413)
Ending balance	$116,724	$87,440

Revenues include the following:

	Year Ended
	December 31,
(in thousands)	2024	2023
Amounts included in the beginning of period contract liabilities balance	$24,006	$22,434
Amounts associated with performance obligations satisfied in previous periods	$42	$141

It is anticipated that deferred revenue as of December 31, 2024 will be recognized in the following years ending December 31:

(in thousands)
2025	$20,123
2026	12,176
2027	18,356
2028	23,141
2029	16,799
$90,595

As of December 31, 2024, there was $17.5 million in consideration received for charging credits, for which the timing of revenue recognition is uncertain. The Company expects to recognize revenue for these amounts as customers use their charging credits over the next 3.0 years.

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of December 31, 2024 and 2023, there were $8.6 million and $17.2 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the consolidated balance sheets.

Note 4 — Lease Accounting

Lessee Accounting

The Company has entered into agreements with Site Hosts, which allow the Company to operate charging stations on the Site Hosts’ property. Additionally, the Company leases offices, a warehouse and laboratory space under agreements with third-party landlords. The agreements with the Site Hosts and landlords are deemed to be operating leases. Original lease terms generally range from one to 15 years, and most leases contain renewal options that can extend the term for up to an additional five years and certain leases have renewal options for up to an additional 30 years. The Company has not entered into any finance leases.

The Company has estimated operating lease commitments of $35.9 million for leases where the Company has not yet taken possession of the underlying asset as of December 31, 2024. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheet as of December 31, 2024.

The Company’s lease costs consisted of the following:

	Year Ended
	December 31,
(in thousands)	2024	2023
Operating lease costs
Charging network cost of sales	$8,278	$6,018
Other cost of sales	2,793	547
General and administrative expenses	4,568	4,645
Variable lease costs
Charging network cost of sales	2,350	1,864
Other cost of sales	48	—
General and administrative expenses	121	125
Short-term lease costs	—	69
	$18,158	$13,268

As of December 31, 2024, the maturities of operating lease liabilities for the years ending December 31, were as follows:

(in thousands)
2025	$15,231
2026	15,450
2027	14,972
2028	14,742
2029	14,556
Thereafter	59,196
Total undiscounted operating lease payments	134,147
Less: imputed interest	(43,778)
Total discounted operating lease liabilities	$90,369

Other supplemental and cash flow information consisted of the following:

	Year Ended
	December 31,
(dollars in thousands)	2024	2023
Weighted-average remaining lease term (in years)	8.7	9.0
Weighted-average discount rate	9.3%	9.6%
Cash paid for amounts included in measurement of operating lease liabilities	$14,566	$8,953
ROU assets obtained in exchange for new operating lease liabilities	$29,982	$20,942

Sale Leaseback Transactions

There were no sale-leaseback transactions entered into during the year ended December 31, 2024. During the year ended December 31, 2023, subsidiaries of the Company (the “Real Estate Subsidiaries”) sold three parcels of real estate for an aggregate purchase price of $16.5 million, which reflected the fair value of the parcels. The Company received net proceeds of $14.6 million and recognized an aggregate loss on the sale transactions of $0.6 million. Concurrently with the closing of the sale transactions, the Real Estate Subsidiaries also entered into lease agreements with the purchaser of the three parcels, pursuant to which the Real Estate Subsidiaries will lease the parcels for an initial term of ten years, with six 5-year renewal options. The Real Estate Subsidiaries have conditional termination rights under the leases. The leases were classified as operating leases in accordance with ASC 842.

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

The Company’s operating lease income consisted of the following components:

	Year Ended
	December 31,
(in thousands)	2024	2023
Ancillary revenue
Operating lease income	$2,606	$2,444
Sublease income	862	1,225
	$3,468	$3,669

As of December 31, 2024, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the years ending December 31, were as follows:

(in thousands)
2025	$2,299
2026	1,879
2027	1,637
2028	1,318
$7,133

The components of charging equipment, charging stations, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property, equipment and software, net, and operating lease ROU assets were as follows as of:

	Year Ended
	December 31,
(in thousands)	2024	2023
Charging station equipment and installation costs	$7,233	$5,941
Less: accumulated depreciation	(2,419)	(1,307)
Property and equipment, net	$4,814	$4,634

Operating lease ROU assets	$7,915	$11,764

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

DOE Loan Agreement

On December 12, 2024, EVgo Swift Borrower LLC (“Borrower”), a Delaware limited liability company and subsidiary of the Company, entered into a guarantee agreement with the DOE as guarantor (“Guarantee Agreement”) for a term loan facility entered into by Borrower with the Federal Financing Bank (“FFB”) (“DOE Loan”). The DOE Loan is made pursuant to the Title XVII Loan Guarantee Program, which permits the DOE to issue loan guarantees in connection with loans issued by the FFB to fund certain eligible projects (see Note 15). As of December 31, 2024, there were no amounts outstanding under the DOE Loan.

Other Assistance

Certain government assistance related to the Company’s charging stations includes terms and conditions including, but not limited to, periodic reporting on a monthly, quarterly or annual basis, specific minimum uptime and operational requirements over a period of three to five years typically from the operational date. As of December 31, 2024, the Company’s commitments under government assistance related to the Company’s charging stations expire over the next five years. Noncompliance with any of the terms or conditions could impact the Company’s ability to receive future government assistance or could result in the recapture of amounts paid to the Company by the granting agencies. The Company has evaluated the recapture provisions related to government assistance included in the capital-build liability on the consolidated balance sheets as of December 31, 2024 and concluded that it is not probable that the recapture provisions will be triggered. In addition, EVgo regularly monitors compliance with these provisions and has not been affected by noncompliance in the past.

The government assistance received related to the Company’s charging stations is aggregated below as the programs contain similar terms and are accounted for similarly in accordance with IAS 20 and are included in the consolidated financial statements as follows:

	December 31,
(in thousands)	2024	2023
Accounts receivable, capital-build as of	$16,723	$8,807
Capital-build liability as of	$43,644	$29,027
General and administrative expenses for the years ended	$159	$566
Capital build amortization included in depreciation, net of capital-build amortization, included in cost of sales for the years ended	$7,224	$4,789
Proceeds from capital build funding for the years ended	$14,260	$12,767

During 2024, the Company was also awarded a research grant from the DOE for approximately $1.1 million, which is expected to be completed by July 31, 2025. The purpose of the grant is to develop low-cost tools for enabling third-party interoperability testing for EVs and EV service equipment with the plug and charge standard, and to develop conformance testing to define current and future iterations of the standard for widespread interoperability and deployment across EVs and EV charging networks. During the year ended December 31, 2024, the Company recognized $0.1 million of accounts receivable from the DOE and a corresponding reduction in general and administrative expenses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided for an employee retention credit (“ERC”), which is a refundable payroll tax credit, for eligible businesses that experienced a full or partial government-ordered suspension of operations or a “significant” decline in gross receipts in any quarter. The Company accounted for these ERC payroll tax credits in accordance with the provisions of International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, which permits the recording and presentation of either the gross amount as other income or netting the credit against the related expense. There were no ERC payroll tax credits received during the year ended December 31, 2024. The Company recorded $0.6 million of ERC payroll tax credits as a reduction in general and administrative expenses for the year ended December 31, 2023.

Note 6 — Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Charging station installation costs	$278,069	$198,513
Charging station equipment	177,221	130,232
Construction in process	53,144	91,803
Charging equipment	35,739	38,473
Software	22,286	20,743
Office equipment, vehicles and other	1,533	1,801
Total property, equipment and software	567,992	481,565
Less accumulated depreciation and amortization	(153,024)	(92,338)
Property, equipment and software, net	$414,968	$389,227

Depreciation, amortization, impairment expense, and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Cost of sales
Depreciation of property and equipment	$55,652	$38,692
Amortization of capital-build liability	(9,663)	(6,837)
General and administrative expenses
Depreciation of property and equipment	565	495
Amortization of software	7,196	5,716
Impairment expense	5,994	9,910
Loss on disposal of property and equipment, net of insurance recoveries	1,198	1,586
	$60,942	$49,562

Note 7 — Intangible Assets, Net

Intangible assets, net, consisted of the following as of December 31, 2024:

				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(17,152)	$24,348	7.1 years
Customer relationships	19,000	(18,893)	107	0.1 years
Developed technology	14,000	(4,666)	9,334	9.5 years
User base	11,000	(9,558)	1,442	0.6 years
Trade name	5,000	(1,481)	3,519	11.5 years
	$90,500	$(51,750)	$38,750

Intangible assets, net, consisted of the following as of December 31, 2023:

				Remaining
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Amortization
(in thousands)	Amount	Amortization	Value	Period
Site Host relationships	$41,500	$(13,694)	$27,806	8.1 years
Customer relationships	19,000	(16,175)	2,825	0.8 years
Developed technology	14,000	(3,660)	10,340	10.5 years
User base	11,000	(6,808)	4,192	1.6 years
Trade name	5,000	(1,166)	3,834	12.5 years
	$90,500	$(41,503)	$48,997

Amortization of intangible assets was $10.2 million and $11.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the aggregate future amortization of amortizable intangible assets for the following years ending December 31, were as follows:

	Site Host	Customer	Developed	User	Trade
(in thousands)	Relationships	Relationships	Technology	Base	Name	Total
2025	$3,458	$107	$1,007	$1,442	$315	$6,329
2026	3,458	—	1,007	—	315	4,780
2027	3,458	—	1,007	—	315	4,780
2028	3,458	—	1,007	—	315	4,780
2029	3,458	—	1,007	—	315	4,780
Thereafter	7,058	—	4,299	—	1,944	13,301
	$24,348	$107	$9,334	$1,442	$3,519	$38,750

Note 8 — Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and other equipment and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

	Year Ended
	December 31,
	2024	2023
Beginning balance	$18,232	$15,473
Liabilities incurred	951	2,715
Accretion expense	1,798	2,280
Change in estimate	3,513	(1,932)
Liabilities settled	(701)	(304)
Ending balance	$23,793	$18,232

Note 9 — Accrued Liabilities

Accrued liabilities consisted of balances related to the following:

	As of December 31,
(in thousands)	2024	2023
Charging equipment and related services	$21,279	$21,771
Employee compensation	11,283	9,494
Other	10,391	9,284
Total	$42,953	$40,549

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

On December 16, 2024, EVgo Inc. entered into the Underwriting Agreement with the Underwriters, and LS Affiliates, as selling stockholder, relating to the Secondary Offering of 23,000,000 Class A Shares at a public offering price of $5.00 per share. Pursuant to the Underwriting Agreement, all 23,000,000 Class A Shares were sold by EVgo Holdings. The number of Class A Shares issued pursuant to the Secondary Offering equaled the number of New Class A Shares issued to EVgo Holdings, pursuant to the redemption of their EVgo OpCo Units and Class B Shares. The Company did not receive any of the proceeds from the sale of the Class A Shares in the Secondary Offering and paid transaction costs on behalf of EVgo Holdings of $1.0 million, which were expensed as incurred. The Secondary Offering closed on December 18, 2024.

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

ATM Program

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). During the year ended December 31, 2023, EVgo sold 889,340 shares of Class A common stock pursuant to the ATM Program, with aggregate gross proceeds of $5.8 million. After deducting equity issuance costs and commissions of $0.1 million, the Company received net proceeds of approximately $5.7 million. As of December 31, 2024, the Company had sold a total of 2,478,280 shares of Class A common stock under the ATM Program.

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

Equity Issuance Costs

In connection with the issuance of Class A common stock through the ATM Program and the equity offering, in addition to the discounts and commissions deducted from the gross proceeds, the Company incurred direct and incremental equity issuance costs, consisting primarily of legal, accounting, and other professional fees. Equity issuance costs directly attributable to the offering were recorded to additional paid-in capital as a reduction of proceeds. Deferred equity issuance costs will offset additional paid-in capital on a pro rata basis as the available shares on the shelf offering are issued. For the year ended December 31, 2024, there were no shares issued through the ATM Program. For the year ended December 31, 2023, $0.4 million of costs were recorded as additional paid-in capital as a reduction of proceeds.

Note 11 — Commitments and Contingencies

Pilot Infrastructure Agreement

On July 5, 2022, EVgo entered into a charging infrastructure agreement (the “Pilot Infrastructure Agreement”) and an operations and maintenance agreement (the “Pilot O&M Agreement”) with Pilot Travel Centers LLC (the “Pilot Company”) and General Motors LLC (“GM”) to build, operate, and maintain up to 2,000 stalls served by DC chargers that the Pilot Company will own. The stalls will be located at the Pilot Company sites across the U.S.

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

Under the Pilot O&M Agreement, EVgo is required to perform operations, maintenance and networking services on stalls built and commissioned under the Pilot Infrastructure Agreement in exchange for payment of a monthly fee by the Pilot Company to EVgo. Similar to the Pilot Infrastructure Agreement, the Pilot O&M Agreement includes customary events of default and related remedies.

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

Under the GM Agreement, EVgo is required to install a total of 2,850 charger stalls by June 30, 2028, 73.5% of which were required to be and were installed by December 31, 2024. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers. The contract is accounted for under ASC 606, which includes performance obligations related to reservations, memberships, and branding. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

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

The Company also has indemnification obligations to other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. EVgo has agreed to indemnify against losses arising from a breach of representations or covenants or out of intellectual property infringement or the occurrence of certain specified conditions or other claims made against certain parties. These agreements may limit the time or circumstances within which an indemnification claim can be made and the amount of the claim. Historically, indemnity payments made by us have not had a material effect on our consolidated financial statements. In addition, the Company has entered into indemnification agreements with our officers and directors, and our Amended and Restated Bylaws contain similar indemnification obligations to our agents.

To date, EVgo has not been required to make any significant payment under any of the arrangements described above. The Company has assessed the current status of performance/payment risk related to arrangements with limited guarantees, warranty obligations, unspecified limitations, indemnification provisions, letters of credit and surety bonds, and believes that any potential payments would be immaterial to the consolidated financial statements, as a whole.

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

Purchase Commitments

As of December 31, 2024, EVgo had $41.6 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, of which $38.2 million was short-term. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. As of December 31, 2024, EVgo also had $7.5 million in commitments to other third parties, of which $7.1 million was short-term.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31,
	2024		2023
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$101,125	1	$186,125
Liabilities
Earnout liability	3	$942	3	$654
Warrant liability – Public Warrants	1	7,987	1	4,245
Warrant liability – Private Placement Warrants	3	1,753	3	896
Total liabilities		$10,682		$5,795

The earnout liability was valued using the Monte Carlo simulation methodology. Assumptions used in the valuations of the earnout liability were as follows:

	December 31,
	2024	2023
Stock price	$4.05	$3.58
Risk-free interest rate	4.2%	4.1%
Expected restriction period (in years)	1.5	2.5
Expected volatility	90%	63%
Dividend rate	—%	—%

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

As of December 31, 2024 and 2023, the Private Placement Warrants were valued using the Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo method simulation methodology are as follows:

	December 31,
	2024	2023
Stock price	$4.05	$3.58
Risk-free interest rate	4.2%	4.1%
Expected term (in years)	1.5	2.5
Expected volatility	105%	63%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2022	$1,730	$—
Change in fair value of liability	(1,076)	(1,563)
Transfers into Level 3	—	4,423
Transfers out of Level 3	—	(1,964)
Fair value as of December 31, 2023	654	896
Change in fair value of liability	288	857
Fair value as of December 31, 2024	$942	$1,753

Note 13 — Warrant Liability

The Public Warrants became exercisable on October 2, 2021. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. As of December 31, 2024, there were 14,948,536 Public Warrants and 3,148,569 Private Placement Warrants outstanding.

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

Note 14 — Earnout Liability

Earnout Shares totaling 718,750 are subject to potential forfeiture by their holders if the volume-weighted average price (“VWAP”) of the shares does not equal or exceed at least $15.00 (the “$15.00 Triggering Event”) for any 20 trading days within any 30-trading day period within the five years following the closing of the CRIS Business Combination. Upon the closing of the CRIS Business Combination, the contingent obligation related to the Earnout Shares was accounted for as a liability because the triggering events that determine the number of Earnout Shares earned include events that are not solely indexed to the Company’s common stock. The estimated fair value of the earnout liability related to the 718,750 Earnout Shares subject to the $15.00 Triggering Event was $0.9 million and $0.7 million as of December 31, 2024 and 2023, respectively. The change in fair value of the earnout liability resulted in a loss of $0.3 million and a gain of $1.1 million recognized in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

Note 15 — Long-Term Debt

On December 12, 2024, the Borrower entered into the DOE Loan, which is structured as a senior secured loan facility of up to $1.248 billion, consisting of $1.05 billion of principal and up to $193 million of capitalized interest, subject to modification as set forth in the Guarantee Agreement. The DOE Loan provides that the Borrower may draw on the DOE Loan, each such draw, an Advance, at any time beginning on the date all conditions precedent set forth in the Guarantee Agreement are met or waived and ending on the earliest of (i) the fifth anniversary of the first Advance, (ii) August 31, 2031 and (iii) the date of any termination of obligations under the Guarantee Agreement following an event of default, or the Availability Period. Advances under the DOE Loan are subject to the satisfaction of customary conditions, including certification of compliance with the loan documents and specified legal requirements and the ongoing accuracy of representations and warranties. As of December 31, 2024, the Borrower had no amounts outstanding under the DOE Loan. In January 2025, the Borrower received Advances of approximately $75.3 million.

All proceeds from the DOE Loan will be used to reimburse the Company for up to 80% of certain costs associated with the construction, installation and deployment of approximately 7,500 new DC Stalls, nationwide. At the closing of the DOE Loan, EVgo Services contributed 1,594 DC Stalls from its existing public network to the Borrower as collateral and may be required to contribute additional DC Stalls or cash to the Borrower from time to time. EVgo Services will provide charge point operator services to the Borrower for the duration of the DOE Loan.

The DOE Loan matures on January 7, 2042. Beginning on March 15, 2030, the Borrower will be required to make quarterly payments of principal and interest to the FFB. Interest rates are fixed at the applicable long-dated U.S. Treasury rate plus a combined liquidity spread and risk-based charge of approximately 1.2% in the aggregate, and accrued interest is capitalized until the end of the Availability Period. Subject to certain conditions, including the existence of no events of default, the Borrower may voluntarily prepay any or all of the principal outstanding under the DOE Loan. Additionally, in the event of a Mandatory Prepayment Event (as defined in the Guarantee Agreement), the Borrower shall be required to prepay certain amounts outstanding under the DOE Loan. The Borrower’s obligations to the DOE and FFB under the DOE Loan are secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of the Borrower and the equity interests of the Borrower.

The Guarantee Agreement contains customary representations and warranties as well as affirmative and negative covenants (including restrictions on Borrower making distributions to affiliates). The Guarantee Agreement also contains customary events of default including failure to make payments when due, failure to maintain the required debt service coverage ratio, the occurrence of a Change of Control (as defined in the Guarantee Agreement) or other breaches under the Guarantee Agreement. If an event of default occurs, the DOE has certain rights and may, among other options and in its discretion, assess fees and penalties, enforce the collateral, and declare all amounts under the DOE Loan payable immediately in full.

Note 16 — Income Taxes

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. All income (loss) before income taxes is generated in the U.S. The Company’s provision for income taxes for the year ended December 31, 2024 included a $2.4 million income tax benefit related to the net proceeds received from the transfer of EVgo OpCo’s 2023 30C income tax credits. Due to operating losses in the year ended December 31, 2023, the Company’s provision for income taxes and effective tax rate was de minimis. The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to loss before income taxes for the reasons set forth below:

	Year Ended
	December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	5.69	6.51
Tax credits	3.16	4.68
Change in fair value of earnout liability	(0.06)	0.22
Other permanent items	(0.94)	(1.05)
Change in fair value of warrant liabilities	(0.95)	1.46
Transfer of 30C income tax credits, net	(1.85)	—
Net loss attributable to NCI/non-taxable partnership structure	(14.51)	(16.99)
Change in valuation allowance	(9.77)	(15.86)
Effective tax rate	1.77%	(0.03)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. There were no deferred tax liabilities as of December 31, 2024 and 2023. The significant components of the Company’s deferred tax assets were as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Investment in partnership	$170,744	$133,447
Tax credit carryforwards	6,742	7,873
Net operating loss carryforwards	34,819	25,868
Total deferred tax assets	212,305	167,188
Less valuation allowance	(212,305)	(167,188)
Deferred tax assets, net of valuation allowance	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, EVgo had $130.3 million and $94.0 million, respectively, in federal net operating losses with an indefinite carryforward period, tax credits of $6.7 million and $7.9 million, respectively, with an indefinite carryforward period, and $65.4 million and $36.5 million, respectively, of state net operating losses, which will start expiring in 2027.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of December 31, 2024 and 2023, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law and offers tax incentives targeting energy transition and renewables. The alternative fuel refueling property credit under Section 30C of the Internal

Revenue Code, which includes electric vehicle charging stations (“30C Credit”), was reinstated in 2022 and extended to apply to any property placed in service beginning January 1, 2023 and before January 1, 2033. The credit amount is calculated as 6% of the eligible costs of the alternative fuel refueling property with a potential higher tax credit rate of 30% of the eligible costs of the alternative fuel refueling property if specified prevailing wage and registered apprenticeship requirements are met during construction of the property, with a maximum credit amount of $100,000 per item of property. Under the IRA, 30C income tax credits may be transferred for cash consideration in the taxable year the credit is generated. The U.S. Department of the Treasury and the Internal Revenue Service have been granted broad authority to issue regulations or guidance that could clarify how these tax credits are calculated. The Company is continuing to evaluate the financial impact of the IRA as additional information becomes available. During the year ended December 31, 2024, the Company transferred EVgo OpCo’s 2023 30C income tax credits for proceeds, net of transaction costs, of $9.0 million. The net proceeds attributable to the non-controlling interest of $6.6 million were contributed to EVgo OpCo. The Company did not transfer any 30C income tax credits during the year ended December 31, 2023.

Note 17 — Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2024	2023
Other cost of sales	$333	$223
General and administrative expenses	21,626	29,501
Total share-based compensation expense	$21,959	$29,724

During the year ended December 31, 2023, the Company entered into a transition agreement with Catherine Zoi and certain other parties in connection with Ms. Zoi’s anticipated resignation as the Company’s Chief Executive Officer. Pursuant to the transition agreement, subject to certain conditions, Ms. Zoi shall be deemed to have remained in continuous employment with the Company or its affiliates through April 30, 2024 (the “Separation Date”), for purposes of vesting, settlement, and exercisability of her outstanding and unvested Company restricted stock units (“RSUs”) and stock options, and Ms. Zoi shall vest in her Time Vesting Incentive Units (as defined below) on January 16, 2024. Ms. Zoi will additionally vest in her Sale Vesting Incentive Units (as defined below) upon the consummation of a sale of the Company during the six month period following Ms. Zoi’s Separation Date, if such a sale transaction were to occur. The Company determined that these provisions represented a modification of the existing awards, resulting in the cumulative compensation cost recognized for the original RSU, stock option, and Time Vesting Incentive Unit awards being zero immediately prior to the modification as none of the awards were otherwise expected to vest. The incremental fair value of the modified RSU, stock option and Time Vesting Incentive Unit awards of $4.2 million were recognized over the period from the modification date to the Separation Date. The incremental fair value of the modified Sale Vesting Incentive Unit awards was $6.1 million.

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, stockholders approved the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which had been previously approved by the Board of Directors. The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of December 31, 2024, there were 12,529,748 shares of Class A common stock available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of December 31, 2024.

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

			Weighted
	Shares	Weighted	Average
	Underlying	Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2023	1,058	$8.66	7.6 years	—
Forfeited	(601)	$9.50
Outstanding and expected to vest as of December 31, 2024	457	$7.55	7.8 years	$153
Exercisable as of December 31, 2024	198	$8.42	7.2 years	$51

As of December 31, 2024, the Company’s unrecognized share-based compensation expense related to stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 1.1 years. No stock options were exercised during the years ended December 31, 2024 and 2023. No stock options were granted in 2024. The weighted average grant date fair value of options granted during the year ended December 31, 2023 was $3.20 per share.

The fair value of the stock options granted during the year ended December 31, 2023 was computed using Black-Scholes or Hull White option-pricing models, in order to ensure that the valuation reflected all substantive characteristics of the instruments, with the assumptions described below. The risk-free interest rate was based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company has not declared or paid any dividends through December 31, 2024 and does not currently expect to do so in the future. For valuations where the Company had limited historical volatility information available, the expected volatility was based on a weighted average between the actual volatility for comparable public companies and the actual volatility for the Company, if shorter than the expected term of the options. The expected life under the Black-Scholes model was estimated using the simplified method or full remaining term, based on whether or not the participant was expected to exercise the option. The expected life under the Hull-White model was calculated as the average time to achieve the 2.8x strike exercise price in the simulation. The following key assumptions were used in the option pricing models in computing the fair value of the stock options granted:

Year Ended December 31, 2023
Risk-free interest rate	3.5 to 5.4%
Expected dividend yield	—%
Expected volatility	78 to 79%
Expected life (in years)	0.8 to 10.0

Restricted Stock Units

Service-Based Awards

RSUs granted by EVgo vest annually over a period of three years from the date of grant. The fair value of RSUs is calculated based on the closing price of the Company’s Class A common stock on the grant date. The table below represents the Company’s RSU activity under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023[1]	9,051	$5.85
Granted	9,573	$2.88
Vested	(3,960)	$5.81
Forfeited	(2,399)	$4.15
Nonvested and outstanding as of December 31, 2024	12,265	$3.88

[1] Weighted average grant date fair value reflects the impact of modified awards.

The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $11.1 million and $8.9 million, respectively. As of December 31, 2024, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $19.6 million, which is expected to be recognized over a weighted average period of 1.5 years.

Market-Based Awards

The Company grants nonvested market-based restricted stock units (“MSUs”), which are subject to market-based performance targets related to the attainment of certain stock price levels in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date over a period of three years from the date of grant. Compensation expense for MSUs is recognized on a straight-line basis over the longer of the explicit service period or the derived service period for the market condition, regardless of whether the market condition has been satisfied. The table below represents the Company’s MSU activity under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	704	$2.25
Granted	399	$2.53
Vested	(78)	$2.41
Forfeited	(83)	$2.50
Nonvested as of December 31, 2024	942	$2.34
Expected to vest as of December 31, 2024	262	$2.52

The total fair value of MSUs that vested during the year ended December 31, 2024 was $0.2 million. No MSUs vested during the year ended December 31, 2023. As of December 31, 2024, the Company’s unrecognized share-based compensation expense related to unvested MSUs was approximately $1.2 million, which is expected to be recognized over a weighted average period of 1.5 years.

The grant date fair value for the MSUs was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period. The following assumptions were used for the MSU grants issued during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.5 to 4.0%	4.6%
Expected dividend yield	—%	—%
Expected volatility	85 to 88%	80%
Cost of equity	13 to 14%	14.1%
Remaining time to performance period end date (in years)	5.0 to 5.2	5.0

Performance-Based Awards

The Company has granted certain PSUs, which vest based on achievement of certain performance-based vesting conditions and subject to a three-year service condition. The number of shares that may ultimately vest with respect to each award may range from 0% up to 156% of the target number of shares based on achievement of certain performance-based vesting conditions related to stall counts and Adjusted EBITDA over a one-year period and a relative total stockholder return (“rTSR”) performance relative to the rTSR of a select group of companies in the Clean Edge Green Energy Index over a three-year period. The maximum number of PSUs that may vest is determined based on actual Company achievement with vesting subject to continuous service over a three-year period and achievement of the performance conditions. Compensation expense is recognized when performance targets are defined, the grant date is established, and it is considered probable that the performance objectives will be met. The fair value of the PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

The table below represents the Company’s PSU activity under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2023	—	$—
Granted	1,944	$3.03
Forfeited	(250)	$2.90
Nonvested as of December 31, 2024	1,694	$3.05
Expected to vest as of December 31, 2024	1,368	$3.05

There were no PSUs that vested during the year ended December 31, 2024. As of December 31, 2024, the Company’s unrecognized share-based compensation expense related to unvested PSUs was approximately $3.1 million, which is expected to be recognized over a weighted average period of 2.3 years. The grant date fair value for PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

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

The Company has elected to use the straight-line approach to recognize compensation cost for the Time Vesting Incentive Units awards. No compensation cost will be recognized for the Sale Vesting Incentive Units until such time that an event as described above occurs. The Company has elected to account for forfeitures as they occur. There were no Incentive Units that were modified during the year ended December 31, 2024. The fair value of Incentive Units modified during the year ended December 31, 2023 were calculated using the Monte Carlo simulation model. Assumptions used in the valuation of the modified Incentive Units are as follows:

Risk-free interest rate	4.5%
Discount for lack of marketability	10%
Expected volatility	76%
Time to exit (in years)	3.4

Presented below is a summary of the activity of the Company’s Incentive Units:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Nonvested as of December 31, 2023[1]	252	$37.03
Vested	(57)	$15.53
Forfeited	(133)	$52.04
Nonvested and expected to vest as of December 31, 2024	62	$24.81

[1] Weighted average grant date fair value reflects the impact of modified awards.

The total grant-date fair value of Time Incentive Units that vested during the years ended December 31, 2024 and 2023 was $0.9 million and $4.7 million, respectively. As of December 31, 2024, the Company’s unrecognized share-based compensation expense related to unvested Time Vesting Incentive Units was de minimis and is expected to be recognized over a weighted average period of 0.1 years. As of December 31, 2024, unrecognized share-based compensation expense related to unvested Sale Vesting Incentive Units was approximately $1.2 million, which is contingent upon the occurrence of a sale event.

Note 18 — Net Loss Per Share

Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s unvested Earnout Shares are considered participating securities because they are legally issued on the grant date and holders have a non-forfeitable right to receive dividends.

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

The following table sets forth the computation of basic and diluted net income loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023
Numerator
Net loss	$(126,701)	$(135,466)
Less: net loss attributable to redeemable noncontrolling interest	(82,367)	(93,039)
Net loss attributable to Class A common stockholders	(44,334)	(42,427)
Less: net loss attributable to participating securities	(297)	(334)
Net loss attributable to Class A common stockholders, basic and diluted	$(44,037)	$(42,093)

Denominator
Weighted average common stock outstanding	107,421	91,308
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)
Weighted average common stock outstanding, basic and diluted	106,702	90,589

Net loss per share to Class A common stockholders, basic and diluted	$(0.41)	$(0.46)

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

	Year Ended
	December 31,
(in thousands)	2024	2023
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	12,265	9,051
MSUs	262	—
PSUs	1,026	—
Stock options	457	1,058
	32,108	28,207

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since their vesting threshold (i.e., the $15.00 Triggering Event) had not yet been met as of December 31, 2024 and 2023. There were approximately 0.7 million MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of December 31, 2024 and 2023. There were approximately 0.7 million PSUs that were excluded from the computation of diluted EPS as their performance conditions would not have been met as of December 31, 2024.

Note 19 — Redeemable Noncontrolling Interest

As of December 31, 2024 and 2023, EVgo Holdings held 172,800,000 and 195,800,000 EVgo OpCo Units, respectively, in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and the same number of shares of Class B common stock, representing a 56.9% and 65.4% interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 10).

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

On December 16, 2024, EVgo entered into a stock and unit purchase agreement (“SPA”) with EVgo OpCo and EVgo Holdings. Pursuant to the SPA, and in connection with a notice delivered to us by LS Power, EVgo and EVgo OpCo agreed to redeem from LS Power 23,000,000 units of EVgo OpCo Units and 23,000,000 shares of Class B common stock. In exchange for the EVgo OpCo Units and shares of Class B common stock, EVgo and EVgo OpCo agreed to transfer 23,000,000 newly issued shares of our Class A common stock to EVgo Holdings. The redemption was completed on December 17, 2024.

The following is a reconciliation of changes in redeemable noncontrolling interest:

(in thousands)
Balance as of December 31, 2022	$875,226
Equity-based compensation attributable to redeemable noncontrolling interest	3,770
Net loss attributable to redeemable noncontrolling interest	(93,039)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(84,993)
Balance as of December 31, 2023	700,964
Equity-based compensation attributable to redeemable noncontrolling interest	398
Contributions from noncontrolling interest	6,649
Fair value of OpCo Units redeemed	(102,580)
Net loss attributable to redeemable noncontrolling interest	(82,367)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	176,776
Balance as of December 31, 2024	$699,840

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

Under the supervision of our Board of Directors and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, or the “certifying officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. The certifying officers concluded that, as a result of the material weakness in internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting”, our disclosure controls and procedures were not effective as of December 31, 2024; accordingly, we are implementing additional procedures to remediate these shortcomings as outlined below.

Notwithstanding the identified material weakness, our management believes the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of such company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of such company are being made only in accordance with authorizations of management and the directors of such company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of such company’s assets that could have a material effect on the financial statements.

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

Our management, with participation of the certifying officers, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on that evaluation, management concluded our internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness identified in the paragraph below.

The following material weakness in internal control over financial reporting was identified as of December 31, 2024: due to an ineffective information and communication process to ensure the completeness and accuracy of underlying data and reports, we did not effectively design, implement and operate process-level controls and effective general information technology (“IT”) controls relevant to our financial reporting processes.

Notwithstanding the material weakness in internal control over financial reporting identified above, this did not result in any material misstatements to our consolidated financial statements as of and for the year ended December 31, 2024. This Annual Report does not include an attestation report of our independent registered public accounting firm due to the established rules of the SEC.

Remediation Plan for Existing Material Weakness in Internal Control over Financial Reporting

During 2024, we evaluated our IT systems and financial reporting processes, and we are in the process of expanding the functionality of some of our IT systems and implementing certain new IT systems to provide for higher levels of automation and assurance in our financial reporting function. These changes are expected to result in the generation of accurate and complete information that can be relied upon to execute process and IT controls in a repeatable manner. The actions we are taking are subject to ongoing senior management review, as well as oversight from our Board of Directors. When fully implemented and operational, we believe the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weakness and strengthen our internal control over financial reporting. However, remediation efforts may continue beyond the fiscal year ending December 31, 2025. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We may also identify additional measures that may be required to remediate the material weakness in our internal control over financial reporting, necessitating further action.

Changes in Internal Control over Financial Reporting

Other than the remediation progress discussed above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●	On December 20, 2024, Badar Khan, our Chief Executive Officer and a member of our Board of Directors, terminated a 10b5-1 trading plan that he had previously adopted on June 10, 2024. Mr. Khan’s former plan provided for the sale of up to 595,713, shares of Class A common stock between November 2024 and November 2025 (or such earlier time as provided pursuant to the terms of the trading plan).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2024 by any of our Section 16 officers or directors. Each of the existing Rule 10b5-1 trading arrangements of our Section 16 officers are in compliance with our Insider Trading Policy, and any actual sale transactions made pursuant to such trading arrangements are disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement (the “2025 Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of our fiscal year and which is incorporated herein by reference.

Insider Trading Policy

We have adopted an Insider Trading Policy governing transactions in the Company’s securities and derivative securities relating to the Company’s common stock that applies to our directors, officers, and consultants. We also follow certain procedures for the repurchase of our securities. We believe that our Insider Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Code of Ethics

We have adopted a Code of Conduct that applies to our directors, officers and other employees. This code of ethics is available on our website at https://investors.evgo.com/governance/governance-documents/. We will post any amendments to the Code of Conduct at that location.

Item 11. Executive Compensation.

The information required by this item will be included in the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be included in the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2025 Proxy Statement, which will be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

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

10.4*	Amendment No. 1 to the Registration Rights Agreement, dated as of December 4, 2024 by and between the Company and EVgo Holdings, LLC.
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).
10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2021).
10.7

Amended and Restated Limited Liability Company Agreement of EVgo OpCo, LLC, dated as of July 1, 2021, by and among the Company, EVgo OpCo, LLC, CRIS Thunder Merger, LLC and EVgo Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2021).

10.8

Amended and Restated Nomination Agreement, dated as of March 18, 2022, by and between the Company and EVgo Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2022).

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

10.13†

Form of Restricted Stock Unit Agreement (Performance-Based) adopted pursuant to the EVgo 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2024).

10.14†

Form of Stock Option Agreement adopted pursuant to the EVgo Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2022).

10.15†

Form of Stock Option Agreement (Executive) adopted pursuant to the EVgo Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2024).

10.16†

EVgo Inc. Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2023).

10.17†

Employment Agreement, dated August 1, 2023, between EVgo Services LLC and Badar Khan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2023).

10.18†

Amended & Restated Employment Agreement, dated January 17, 2024, between EVgo Services LLC and Dennis Kish (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2024).

10.19†

Employment Agreement, dated September 18, 2024 between EVgo Services LLC and Paul Dobson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2024).

10.20†

Loan Guarantee Agreement, by and between EVgo Swift Borrower LLC and U.S. Department of Energy, dated as of December 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2024).

10.21†

Stock and Unit Purchase Agreement, dated as of December 16, 2024, among EVgo Inc., EVgo OpCo, LLC and EVgo Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2024).

19.1

EVgo Inc. Insider Trading Policy, amended and restated as of December 21, 2023 (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2024).

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
97.1†

EVgo Inc. Executive Compensation Clawback Policy, effective December 1, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2024).

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

+

The schedules to this Exhibit have been omitted in accordance with Regulation S-K Items 601(a)(5) and 601(b)(2). We agree to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

*	Filed herewith.

**Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2024 and 2023

	Allowance for	Allowance for
	Doubtful	Deferred
(in thousands)	Accounts	Tax Assets
As of December 31, 2022	$687	$134,364
Costs charged to expenses	470	32,824
Deductions and write-offs	(41)	—
As of December 31, 2023	1,116	167,188
Costs charged to expenses	923	47,506
Benefit realized from transfer of 30C income tax credits, net	—	(2,389)
Deductions and write-offs	(843)	—
As of December 31, 2024	$1,196	$212,305

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2025.

EVgo Inc.

By:	/s/ Badar Khan
Badar Khan
Chief Executive Officer and Director

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Badar Kahn, Paul Dobson and Francine Sullivan, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Badar Khan	Chief Executive Officer and Director
Badar Khan	(Principal Executive Officer)

/s/ Paul Dobson	Chief Financial Officer
Paul Dobson	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Nanus	Chairman of the Board and Director
David Nanus

/s/ Peter Anderson	Director
Peter Anderson

/s/ Joseph Esteves	Director
Joseph Esteves

/s/ Scott Griffith	Director
Scott Griffith

/s/ Darpan Kapadia	Director
Darpan Kapadia

/s/ Katherine Motlagh	Director
Katherine Motlagh

/s/ Jonathan Seelig	Director
Jonathan Seelig

/s/ Paul Segal	Director
Paul Segal