Form 10-Q
period 2025-03-31
EVgo Inc.
filed 2025-05-06
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39572

EVgo Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2326098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1661 East Franklin Avenue, El Segundo, CA 90245
(Address of Principal Executive Offices)

(877) 494-3833
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2025, the Registrant had 134,168,227 shares of Class A common stock and 172,800,000 shares of Class B common stock outstanding.

FREQUENTLY USED TERMS

Unless expressly indicated or the context indicates otherwise, the terms “EVgo,” “the Company,” “we,” “us,” and “our” in this Quarterly Report refer to EVgo Inc., a Delaware corporation, and where appropriate, its subsidiaries. We have also used several other terms in this Quarterly Report, the condensed consolidated financial statements and accompanying notes included herein, many of which are defined below and certain of which are defined throughout this Quarterly Report, and, unless expressly indicated or the context indicates otherwise, have the following meanings when used in this Quarterly Report:

“Annual Report“ means our Annual Report on Form 10-K for the year ended December 31, 2024.

“ASC” means Accounting Standards Codification.

“ASC 606” means FASB ASC Topic 606, Revenue from Contracts with Customers.

“ATM Program” means the program by which the Company may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices.

“Availability Period” means, with respect to the DOE Loan, the period beginning on the date all conditions precedent set forth in the Guarantee Agreement are met or waived and ending on the earliest of (i) the fifth anniversary of the first Advance, (ii) August 31, 2031 and (iii) the date of any termination of obligations under the Guarantee Agreement following an event of default.

“Borrower” means EVgo Swift Borrower LLC, a Delaware limited liability company and subsidiary of the Company.

“Business Combination Agreement” means that business combination agreement entered into on January 21, 2021 by and among CRIS, Thunder Sub, EVgo OpCo, EVgo Holdco and EVgo Holdings.

“Class A common stock” means Class A common stock of EVgo Inc., par value $0.0001 per share.

“Class B common stock” means Class B common stock of EVgo Inc., par value $0.0001 per share.

“common stock” means Class A common stock and Class B common stock.

“Company Group” means EVgo Inc., Thunder Sub or any of their subsidiaries (other than EVgo OpCo and its subsidiaries).

“CRIS“ means Climate Change Crisis Real Impact I Acquisition Corporation.

“CRIS Business Combination” means the transactions contemplated by the Business Combination Agreement.

“CRIS Close Date” means the closing of the CRIS Business Combination on July 1, 2021.

“DC” means direct current.

“DCFC” means direct current fast charging.

“Delta” means Delta Electronics, Inc.

“Delta Charger Supply Agreement” means the General Terms and Conditions for Sale of EV Charger Products, dated as of July 12, 2022, by and between us and Delta.

“DOE” means the U.S. Department of Energy.

“DOE Loan” means the loan guarantee issued by the DOE on behalf of the Borrower pursuant to the Guarantee Agreement, with respect to the term loan facility established between the Borrower and FFB.

“EGC” means emerging growth company.

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

“FFB” means the Federal Financing Bank.

“GAAP” means accounting principles generally accepted in the U.S., consistently applied, as in effect from time to time.

“Guarantee Agreement” means the Loan Guarantee Agreement, dated as of December 12, 2024, by and between Borrower and the DOE.

“GWh” means gigawatt-hour, a unit of energy that represents one billion watt-hours and is equal to one million kilowatt-hours.

”IIJA” means the Infrastructure Investment and Jobs Act.

“Initial Public Offering” means CRIS’s initial public offering of units consummated on October 2, 2020.

“IRA” means the Inflation Reduction Act.

“IT” means information technology.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.

“kWh” means kilowatt-hour.

“LCFS” means Low Carbon Fuel Standard.

“NACS” means North American Charging Standard.

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

“Quarterly Report” means this Quarterly Report on Form 10-Q for the period ended March 31, 2025.

“SEC” means the U.S. Securities and Exchange Commission.

“Secondary Offering” means the underwritten public offering of 23,000,000 shares of Class A common stock undertaken pursuant to the underwriting agreement entered into as of December 16, 2024, by and among EVgo, EVgo Holdings, J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Evercore Group L.L.C., as representatives of several underwriters, which closed on December 18, 2024.

“Securities Act” means the Securities Act of 1933, as amended.

“Site Hosts“ means, collectively, commercial or public-entity property owners, landlords and/or tenants.

“Sponsor” means CRIS’s sponsor, Climate Change Crisis Real Impact I Acquisition Holdings, LLC, a Delaware limited liability company.

“SSP” means stand-alone selling prices.

“Tax Receivable Agreement” means the tax receivable agreement, entered into on the CRIS Close Date, by and among CRIS, Thunder Sub, EVgo Holdings and LS Power Equity Advisors, LLC, as agent.

“Thunder Sub” means CRIS Thunder Merger LLC, a Delaware limited liability company and wholly owned subsidiary of EVgo Inc.

“TRA Holders” means EVgo Holdings, along with permitted assigns.

“U.S.” means the United States of America.

“Warrants” means the Private Placement Warrants and the Public Warrants.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting our performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “ability,” “build,” “develop,” “drive,” “goal,” “likely, “maintain,” “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “elect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,”

“potential,” “outlook,” “forecast,” “strategy,” “budget,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on our current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in our filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:

●	changes adversely affecting our business;
●	our dependence on the widespread adoption of EVs and growth of the EV and EV charging markets;
●	our reliance on the DOE Loan for the growth of our business, our ability to fully draw on the DOE Loan, and our ability to comply with covenants and other terms of the DOE Loan;
●	competition from existing and new competitors;
●	our ability to expand into new service markets, grow our customer base and manage our operations;
●	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in our revenue and results of operations;
●	unfavorable conditions or disruptions in the capital and credit markets and our ability to obtain additional financing on commercially reasonable terms;
●	our ability to generate cash, service indebtedness, and incur additional indebtedness;
●	evolving domestic and foreign government laws, regulations, rules and standards that impact our business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs and any reduction, modification or elimination of such programs, including changes in policy under the current administration and 119th Congress and the potential changes in tariffs or sanctions and escalating trade wars;
●	our ability to adapt our assets and infrastructure to changes in industry and regulatory standards and market demands related to EV charging;
●	impediments to our expansion plans, including permitting and utility-related delays;
●	our ability to integrate any businesses we acquire;
●	our ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	our dependence on third parties, including hardware and software vendors and service providers, utilities and permit-granting entities;
●	supply chain disruptions, elevated rates of inflation and other increases in expenses, including as a result of the implementation of tariffs by the U.S. and other countries;
●	safety and environmental requirements or regulations that may subject us to unanticipated liabilities or costs;
●	our ability to enter into and maintain valuable partnerships with Site Hosts, OEMs, fleet operators and suppliers;
●	our ability to meet charger and other infrastructure installation targets, including those required under partnership agreements;
●	our ability to maintain, protect, and enhance our intellectual property;our ability to identify and complete suitable acquisitions or other strategic transactions to meet our goals and integrate key businesses we acquire;
●	the impact of general economic or political conditions, including associated changes in monetary policy such as elevated interest rates, evolving tariff or other changes in trade policy, and geopolitical events such as the conflicts in Ukraine, Israel and the broader Middle East region, on us and our industry, including our ability to manage such matters and their effects on consumers and customers; and
●	other factors detailed under the section entitled Part II, Item 1A, “Risk Factors” and in our other periodic filings with the SEC.

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

USE OF TRADEMARKS

This Quarterly Report includes trademarks, trade names, and service marks owned by us. Our trademarks include Connect the Watts™, EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo Optima™, EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, EVgo Access®, Pay with PlugShare™, PlugShare®, PlugShare® Premium™, PlugShare Inside™, PlugShare Advantage™, PlugShare DataTool™, PlugInsights™, PlugScore™, and Electronic Plug Design®. Our trademarks are either registered or have been used as common law trademarks by us. This Quarterly Report may contain additional trademarks, trade names, and service marks of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Quarterly Report appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, endorsement from or sponsorship of us by such other parties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
(in thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$150,008	$117,273
Restricted cash, current	14,771	3,239
Accounts receivable, net of allowance of $1,827 and $1,196 as of March 31, 2025 and December 31, 2024	43,050	45,849
Accounts receivable, capital-build	19,077	17,732
Prepaids and other current assets	24,372	21,282
Total current assets	251,278	205,375
Property, equipment and software, net	413,869	414,968
Operating lease right-of-use assets	91,301	89,295
Restricted cash, noncurrent	5,801	—
Other assets	25,920	24,321
Intangible assets, net	36,760	38,750
Goodwill	31,052	31,052
Total assets	$855,981	$803,761

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$16,166	$13,031
Accrued liabilities	34,632	42,953
Operating lease liabilities, current	6,963	7,326
Deferred revenue, current	50,599	46,258
Other current liabilities	2,537	1,842
Total current liabilities	110,897	111,410
Operating lease liabilities, noncurrent	85,293	83,043
Earnout liability, at fair value	194	942
Asset retirement obligations	25,384	23,793
Capital-build liability	52,191	51,705
Deferred revenue, noncurrent	70,265	70,466
Warrant liabilities, at fair value	4,396	9,740
Other long-term liabilities	8,191	8,931
Long-term debt	76,296	—
Total liabilities	433,107	360,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	March 31, 2025	December 31, 2024
(in thousands, except share data)	(unaudited)
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	$459,648	$699,840

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 133,311,372 and 129,973,698 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of March 31, 2025 and December 31, 2024, respectively	13	13
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 172,800,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	17	17
Additional paid-in capital	5,351	—
Accumulated deficit	(42,155)	(256,139)
Total stockholders’ deficit	(36,774)	(256,109)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$855,981	$803,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenue
Charging, retail	$30,015	$18,326
Charging, commercial	7,783	5,107
Charging, OEM	5,258	2,732
Regulatory credit sales	2,786	2,034
Network, OEM	1,256	3,423
Total charging network	47,098	31,622
eXtend	23,488	19,151
Ancillary	4,701	4,385
Total revenue	75,287	55,158

Cost of sales
Charging network	29,609	18,710
Other	20,400	19,248
Depreciation, net of capital-build amortization	15,955	10,359
Total cost of sales	65,964	48,317
Gross profit	9,323	6,841

Operating expenses
General and administrative	38,628	34,226
Depreciation, amortization and accretion	4,095	4,985
Total operating expenses	42,723	39,211
Operating loss	(33,400)	(32,370)

Interest expense	(517)	—
Interest income	1,694	2,273
Other expense, net	(5)	(9)
Change in fair value of earnout liability	748	208
Change in fair value of warrant liabilities	5,344	1,718
Total other income, net	7,264	4,190
Loss before income tax expense	(26,136)	(28,180)
Income tax expense	(91)	(13)
Net loss	(26,227)	(28,193)
Less: net loss attributable to redeemable noncontrolling interest	(14,865)	(18,360)
Net loss attributable to Class A common stockholders	$(11,362)	$(9,833)

Net loss per share to Class A common stockholders, basic and diluted	$(0.09)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2025

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	129,974	$13	172,800	$17	$—	$(256,139)	$(256,109)
Share-based compensation	—	—	—	—	5,879	—	5,879
Issuance of Class A common stock under share-based compensation plans	3,558	0	—	—	0	—	—
Shares withheld for taxes	(220)	0	—	—	(528)	—	(528)
Net loss¹	—	—	—	—	—	(11,362)	(11,362)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	225,346	225,346
Balance, March 31, 2025	133,312	$13	172,800	$17	$5,351	$(42,155)	$(36,774)

¹ Excludes $14.9 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2024

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

¹ Excludes $18.4 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(26,227)	$(28,193)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	20,050	15,344
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	1,199	2,740
Share-based compensation	5,494	4,701
Change in fair value of earnout liability	(748)	(208)
Change in fair value of warrant liabilities	(5,344)	(1,718)
Paid-in-kind interest, amortization of deferred debt issuance costs, net of capitalized interest	513	—
Other	7	5
Changes in operating assets and liabilities
Accounts receivable, net	2,798	(379)
Prepaids and other current assets and other assets	(4,810)	(1,763)
Operating lease assets and liabilities, net	(119)	40
Accounts payable	632	(137)
Accrued liabilities	(7,657)	(5,595)
Deferred revenue	4,141	1,266
Other current and noncurrent liabilities	(175)	(185)
Net cash used in operating activities	(10,246)	(14,082)
Cash flows from investing activities
Capital expenditures	(14,992)	(21,071)
Proceeds from insurance for property losses	22	48
Net cash used in investing activities	(14,970)	(21,023)
Cash flows from financing activities
Proceeds from long-term debt	75,291	—
Proceeds from capital-build funding	1,871	1,680
Payments of withholding tax on net issuance of restricted stock units	(528)	—
Payments of deferred debt issuance costs	(1,350)	(195)
Net cash provided by financing activities	75,284	1,485
Net increase (decrease) in cash, cash equivalents and restricted cash	50,068	(33,620)
Cash, cash equivalents and restricted cash, beginning of period	120,512	209,146
Cash, cash equivalents and restricted cash, end of period	$170,580	$175,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Beginning of period
Cash and cash equivalents	$117,273	$208,674
Restricted cash, current	3,239	472
Total cash, cash equivalents and restricted cash, beginning of period	$120,512	$209,146

End of period
Cash and cash equivalents	$150,008	$175,054
Restricted cash, current	14,771	472
Restricted cash, noncurrent	5,801	—
Total cash, cash equivalents and restricted cash, end of period	$170,580	$175,526

Supplemental disclosure of noncash investing and financing activities
Non-cash adjustments to redeemable noncontrolling interest	$225,346	$191,266
Capital expenditures in accounts payable and accrued liabilities	$14,791	$15,129
Deferred debt issuance costs in accounts payable, accrued liabilities, other current liabilities and other liabilities	$10,777	$379
Non-cash increase in capital-build	$3,374	$4,332
Non-cash increase in asset retirement obligations	$1,290	$371
Paid-in-kind interest	$1,005	$—
Interest capitalized in property, equipment and software	$833	$—
Share-based compensation capitalized to property, equipment and software	$403	$251

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

On January 16, 2020, EVgo Holdco, LLC (“EVgo Holdco”), a Delaware limited liability company and a subsidiary of LS Power Equity Partners IV, L.P. (“LS Power”), completed an acquisition of EVgo Services pursuant to the merger agreement among EVgo Services, its investors and EVgo Holdco, whereby EVgo Services became a wholly-owned subsidiary of EVgo Holdco, resulting in a change in control of EVgo Services (the “Holdco Merger”). LS Power formed EVgo Holdings, LLC (“EVgo Holdings”) and EVgo Holdco as part of the transaction.

EVgo Inc. was incorporated in Delaware on August 4, 2020 under the name “Climate Change Crisis Real Impact I Acquisition Corporation” (“CRIS”) and was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October 2, 2020, the Company completed its initial public offering (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of the 6,600,000 warrants (the “Private Placement Warrants”) at $1.00 in a private placement to Climate Change Crisis Real Impact I Acquisition Holdings, LLC (the “Sponsor”).

On July 1, 2021 (the “CRIS Close Date”), the Company consummated the business combination (the “CRIS Business Combination”) with CRIS, CRIS Thunder Merger LLC (“Thunder Sub”), EVgo Holdings, EVgo Holdco and EVgo OpCo, LLC (“EVgo OpCo” and together with EVgo Holdings and EVgo Holdco, the “EVgo Parties”) pursuant to the business combination agreement dated January 21, 2021. Following the CRIS Close Date, the combined company was organized in an “Up-C” structure in which the business of EVgo Holdco and its subsidiaries are held by EVgo OpCo and continue to operate through the subsidiaries of EVgo Holdco and in which the Company’s only direct assets consist of equity interests in Thunder Sub, and the only assets of Thunder Sub are the common units in EVgo OpCo (“EVgo OpCo Units”).

On May 22, 2023, in connection with an underwritten equity offering, EVgo Member Holdings, LLC, an affiliate of EVgo Holdings, the Company’s controlling stockholder, purchased 5,882,352 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”).

As the sole managing member of EVgo OpCo, Thunder Sub operates and controls all of the business and affairs of EVgo OpCo and through EVgo OpCo and its subsidiaries, conducts its business. Accordingly, the Company consolidates the financial results of EVgo OpCo and records a redeemable noncontrolling interest in its condensed consolidated financial statements to reflect the EVgo OpCo Units that are owned by EVgo Holdings. Each EVgo OpCo Unit, together with one share of Class B common stock, is redeemable, subject to certain conditions, for either one share of Class A common stock, or, at EVgo OpCo’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to the Amended and Restated LLC Agreement of EVgo OpCo dated July 1, 2021 (the “EVgo OpCo A&R LLC Agreement”).

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report.

GAAP defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Based on their nature, magnitude and timing, certain subsequent events may be required to be reflected in the condensed consolidated financial statements at the balance sheet date and/or be required to be disclosed in the notes to the condensed consolidated financial statements. The Company has evaluated subsequent events accordingly.

Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of EVgo’s condensed consolidated financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, variable consideration estimates and stand-alone selling prices (“SSP”) for performance obligations for revenue, valuation allowances for deferred tax assets, depreciable lives of property and equipment and intangible assets, costs associated with asset retirement obligations, and the fair value of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, earnout liability and warrant liabilities. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively.

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

The Company had one customer that comprised 23.7% of the Company’s total net accounts receivable as of March 31, 2025. The Company had two customers that collectively comprised 41.7% of the Company’s total net accounts receivable as of December 31, 2024. For the three months ended March 31, 2025 and 2024, one customer represented 31.1% and 34.4%, respectively, of total revenue.

For the three months ended March 31, 2025, two vendors provided 84.5% of EVgo’s total charging equipment. For the three months ended March 31, 2024, one vendor provided 77.7% of EVgo’s total charging equipment.

Reclassifications

The Company has made certain reclassifications to prior period amounts to conform to the current period presentation.

Cash, Cash Equivalents and Restricted Cash

Cash and restricted cash, current and noncurrent, include cash held in cash depository accounts in major banks in the U.S. and are stated at cost. Cash equivalents are carried at fair value and are primarily invested in money market funds. Cash that is held by a financial institution and has restrictions on its availability to the Company is classified as current and noncurrent restricted cash.

The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company's condensed consolidated balance sheets of $0.4 million as of March 31, 2025 and December 31, 2024, associated with the construction of its charging stations. As of March 31, 2025 and December 31, 2024, the Company had $20.0 million, of which $5.8 million was noncurrent, and $2.8 million, respectively, of restricted cash associated with a loan guarantee entered into with the U.S. Department of Energy (“DOE”) (see Note 8). The Company also had $0.1 million in restricted cash as of March 31, 2025 and December 31, 2024, related to a credit card agreement.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Unbilled contract receivables, for which performance obligations have been met, were $12.2 million and $5.8 million as of March 31, 2025 and December 31, 2024, respectively.

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Operations and network operations	$12,636	$13,211
Other general and administrative	11,891	10,540
Technology and development	9,356	7,095
Sales and marketing	4,745	3,380
General and administrative expenses	$38,628	$34,226

Newly Adopted Accounting Standards

In March 2024, the FASB issued ASU 2024-01, ASC Subtopic 718 “Compensation – Stock Compensation” (“ASU 2024-01”) to provide illustrative examples to determine whether profits interest awards are share-based payment arrangements in the scope of ASC 718, or cash bonus or profit-sharing arrangements in the scope of ASC 710, Compensation. The Company adopted ASU 2024-01 on January 1, 2025 on a prospective basis and the adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, ASC Subtopic 740 “Income Taxes – Improvements to Income Tax Disclosures” (“ASU 2023-09”) which increases transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect that the adoption of this ASU will have on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, ASC Subtopic 220 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (“ASU 2024-03”) which requires that, in each interim and annual reporting period, an entity disclose more information about the components of certain expense captions than is currently disclosed in the financial statements. In January 2025, the FASB issued ASU 2025-01, ASC Subtopic 220 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (“ASU 2025-01”), which clarified the effective date of ASU 2024-03, in which the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Note 3 — Revenue Recognition

The following table provides information about contract assets and liabilities from contracts with customers:

			Change
(dollars in thousands)	March 31, 2025	December 31, 2024	$	%
Contract assets	$1,821	$1,383	$438	32%
Contract liabilities	$120,864	$116,724	$4,140	4%

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

The following table provides the activity for the contract liabilities recognized:

March 31,
(in thousands)	2025
Beginning balance	$116,724
Additions	40,158
Recognized in revenue	(35,544)
Changes in estimate of transaction price	(474)
Ending balance	$120,864

Revenues include the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Amounts included in the beginning of period contract liabilities balance	$12,058	$12,411
Amounts associated with performance obligations satisfied in previous periods	$36	$42

It is anticipated that deferred revenue as of March 31, 2025 will be recognized in the following periods ending December 31:

(in thousands)
2025	$13,825
2026	12,950
2027	18,128
2028	23,537
2029	18,495
$86,935

As of March 31, 2025, there was $21.4 million in consideration received for charging credits, for which the timing of revenue recognition is uncertain. The Company expects to recognize revenue for these amounts as customers use their charging credits over the next 3.0 years.

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of March 31, 2025 and December 31, 2024, there was $12.5 million and $8.6 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

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

The Company has estimated operating lease commitments of $33.9 million for leases where the Company has not yet taken possession of the underlying asset as of March 31, 2025. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of March 31, 2025.

The Company’s lease costs consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease costs
Charging network cost of sales	$2,661	$1,774
Other cost of sales	690	655
General and administrative expenses	1,129	1,074
Variable lease costs
Charging network cost of sales	530	446
General and administrative expenses	13	24
	$5,023	$3,973

As of March 31, 2025, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2025	$11,389
2026	15,958
2027	15,502
2028	15,280
2029	15,102
2030	14,875
Thereafter	48,411
Total undiscounted operating lease payments	136,517
Less: imputed interest	(44,261)
Total discounted operating lease liabilities	$92,256

Other supplemental and cash flow information consisted of the following:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Weighted-average remaining lease term (in years)	8.7	9.0
Weighted-average discount rate	9.3%	9.5
Cash paid for amounts included in measurement of operating lease liabilities	$3,836	$3,382

ROU assets obtained in exchange for new operating lease liabilities	$3,801	$9,603

Lessor Accounting

The Company leases charging equipment, charging stations and other technical installations, and subleases properties leased from Site Hosts to third parties generally under operating leases where EVgo is the lessor. Initial lease terms are generally one to 10 years and may contain renewal options. For operating leases, the underlying asset is carried at its carrying value as property and equipment, net, or included in operating lease ROU assets on the condensed consolidated balance sheets.

The Company’s operating lease income consisted of the following components:

	Three Months Ended March 31,
(in thousands)	2025	2024
Ancillary revenue
Operating lease income	$2,071	$563
Sublease income	37	267
	$2,108	$830

As of March 31, 2025, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2025	$1,725
2026	1,879
2027	1,637
2028	1,318
$6,559

The components of charging equipment, charging stations, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property and equipment, net, and operating lease ROU assets were as follows as of:

(in thousands)	March 31, 2025	December 31, 2024
Charging station equipment and installation costs	$14,962	$7,233
Less: accumulated depreciation	(2,628)	(2,419)
Property and equipment, net	$12,334	$4,814

Operating lease ROU assets	$3,258	$7,915

Note 5 — Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Charging station installation costs	$285,342	$278,069
Charging station equipment	182,688	177,221
Construction in process	54,196	53,144
Charging equipment	39,949	35,739
Software	22,504	22,286
Office equipment, vehicles and other	1,518	1,533
Total property, equipment and software	586,197	567,992
Less accumulated depreciation and amortization	(172,328)	(153,024)
Property, equipment and software, net	$413,869	$414,968

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of sales
Depreciation of property and equipment	$18,843	$12,375
Amortization of capital-build liability	(2,888)	(2,016)
General and administrative expenses
Depreciation of property and equipment	84	117
Amortization of software	1,434	1,858
Impairment expense	903	2,305
Loss on disposal of property and equipment, net of insurance recoveries	296	435
	$18,672	$15,074

Note 6 — Intangible Assets, Net

Intangible assets, net, consisted of the following as of March 31, 2025:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(18,017)	$23,483	6.8 years
Developed technology	14,000	(4,918)	9,082	9.3 years
User base	11,000	(10,246)	754	0.3 years
Trade name	5,000	(1,559)	3,441	11.3 years
	$71,500	$(34,740)	$36,760

Amortization of intangible assets was $2.0 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.

Note 7 — Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and other equipment and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)	March 31, 2025
Beginning balance	$23,793
Liabilities incurred	367
Accretion expense	587
Change in estimate	923
Liabilities settled	(286)
Ending balance	$25,384

Note 8 — Long-Term Debt

On December 12, 2024, EVgo Swift Borrower LLC (the “Borrower”), a Delaware limited liability company and subsidiary of the Company, entered into a guarantee agreement with the DOE as guarantor (the “Guarantee Agreement”) for a term loan facility entered into by Borrower with the Federal Financing Bank (“FFB”) (the “DOE Loan”). The DOE Loan is made pursuant to the Title XVII Loan Guarantee Program, which permits the DOE to issue loan guarantees in connection with loans issued by the FFB to fund certain eligible projects. As of March 31, 2025, the outstanding balance under this loan was $76.3 million. As of December 31, 2024, there were no amounts outstanding under the DOE Loan. As of March 31, 2025, the Borrower had $979.1 million of principal remaining available to it that it can borrow, subject to the satisfaction of customary conditions. The Borrower received its second advance under the DOE Loan amounting to $18.9 million in April 2025.

As of March 31, 2025, payments due on long-term debt for the periods ending December 31, were as follows:

(in thousands)
2030	$1,005
Thereafter	75,291
Long-term debt	$76,296

Amortization of debt issuance costs, net of capitalized interest, is included in interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2025. There is no interest expense related to debt issuance costs during the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, $23.1 million and $23.2 million, respectively, in deferred issuance costs was included in prepaids and other current assets and other assets on the condensed consolidated balance sheets in connection with the DOE Loan, with annual amortization of $1.4 million until maturity of the loan.

The interest rate on the Company’s borrowings for the three months ended March 31, 2025 was 5.86%. Interest expense related to the Company’s long-term debt consisted of the following:

Three Months Ended
(in thousands)	March 31, 2025
Paid-in-kind interest	$1,005
Amortization of deferred debt issuance costs	341
Capitalized interest	(833)
Total interest expense	$513

Note 9 — Equity

ATM Program

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of March 31, 2025, the Company had $183.5 million of remaining capacity under the ATM Program.

Note 10 — Commitments and Contingencies

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

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain construction milestones measured by the number of sites commissioned, and the Pilot Company is required to make certain payments each month based on completion of pre-engineering and development work, the progress of construction at each site and for each charger that EVgo procures. Subject to extensions of time for specified excusable events, if EVgo is unable to meet its commissioning obligations, the Pilot Company will be entitled to liquidated damages calculated per day, subject to a cap of $30,000 at each site. The Pilot Infrastructure Agreement includes customary events of default such as those resulting from insolvency, material breaches, and extended unexcused noncompliance, in each case subject to applicable notice and cure periods and other customary limitations on the parties’ ability to seek available remedies, including early termination. Additional provisions that may permit or cause early termination include the Pilot Company’s right to terminate after 1,000 stalls have been completed, the inability of EVgo to secure certain chargers and a material increase in the price of chargers due to a change in law. If the Pilot Company elects to terminate the Pilot Infrastructure Agreement after 1,000 stalls have been completed, the Pilot Company must pay EVgo a termination fee per stall for those not built; such fee varies based on the number of stalls already built. If EVgo is wholly or partially unable to perform its obligations under the Pilot Infrastructure Agreement due to certain circumstances outside its control, including delays by permitting authorities and utilities or certain force majeure events, such inability will not be considered a breach or default under the Pilot Infrastructure Agreement.

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

General Motors Agreement

On July 20, 2020, EVgo entered into a contract with GM (as amended from time to time, the “GM Agreement”) to build fast charger stalls that EVgo will own and operate as part of the Company’s public network. The GM Agreement has been amended several times, to among other things, expand the overall number of charger stalls to be installed from 2,750 to 2,850, adjust charger stall installation targets, extend the completion deadline to June 30, 2028, provide for a payment of $7,000,000 in December 2022 in exchange for EVgo’s agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and additional payments for changes to GM’s charger branding, and maintain a specified uptime percentage (described below) over the term of the agreement. A certain portion of the charger stalls that EVgo is required to build are required to have additional specifications including increased stall count, hardware requirements, canopies and other features agreed between GM and EVgo (“Flagship Stalls”). Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls installed, and GM is required to make certain payments based on charger stalls installed.

Under the GM Agreement, EVgo is required to install a total of 2,850 charger stalls by June 30, 2028, 76.5% of which were required to be installed by March 31, 2025. As of March 31, 2025, the Company had 28 stalls left to install in order to meet its quarterly charger-installation milestone. The discrepancy came as a result of the Company’s transition to supplying Flagship Stalls and it expects to meet its cumulative charger-installation milestone by December 31, 2025. The Company has shared its plan build expectations with GM and did not receive a deficiency notice within 30 days of March 31, 2025. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers. The contract is accounted for under ASC 606, which includes performance obligations related to reservations, memberships, and branding. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger stall-installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event EVgo fails to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages. As of March 31, 2025, the potential amount of liquidated damages is estimated to be $4.0 million.

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

Indemnifications and Guarantees

In the normal course of business and in conjunction with certain agreements, the Company has entered into contractual arrangements through which it may be obligated to indemnify the other party with respect to certain matters. These arrangements can include provisions whereby the Company has joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. In addition, the Company’s arrangements may include warranties that its services will substantially operate in accordance with the stated requirements. Indemnification provisions are also included in arrangements under which EVgo agrees to hold the indemnified party harmless with respect to third-party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.

The Company also has indemnification obligations to other parties, including customers, lessors, and parties to other transactions with EVgo, with respect to certain matters. EVgo has agreed to indemnify against losses arising from a breach of representations or covenants or out of intellectual property infringement or the occurrence of certain specified conditions or other claims made against certain parties. These agreements may limit the time or circumstances within which an indemnification claim can be made and the amount of the claim. Historically, indemnity payments made by the Company have not had a material effect on its condensed consolidated financial statements. In addition, the Company has entered into indemnification agreements with its officers and directors, and its Amended and Restated Bylaws contain similar indemnification obligations to its agents.

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

Purchase Commitments

As of March 31, 2025, EVgo had $46.0 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, which were short-term in nature. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders.

Note 11 — Fair Value Measurements

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

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2025 and December 31, 2024.

The estimated fair value of the Company's long-term debt was based on Level 3 inputs, which are comprised of interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of March 31, 2025, the fair value of long-term debt was $78.9 million compared to the carrying value of $76.3 million, which excludes deferred debt issuance costs and includes paid-in-kind interest. The long-term debt was valued using a discounted cash flow model. Assumptions used in the valuation of the long-term debt were as follows as of March 31, 2025:

Interest payment frequency	Quarterly
First interest payment date	March 15, 2030
Credit spread (semi-annual)	1.29%
Risk-free interest rate	US Constant Maturity Treasury

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2025		December 31, 2024
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$118,125	1	$101,125
Liabilities
Earnout liability	3	$194	3	$942
Warrant liability — Public Warrants	1	3,587	1	7,987
Warrant liability — Private Placement Warrants	3	809	3	1,753
Total liabilities		$4,590		$10,682

The earnout liability was valued using the Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability were as follows as of:

	March 31, 2025	December 31, 2024
Stock price	$2.66	$4.05
Risk-free interest rate	4.0%	4.2%
Expected restriction period (in years)	1.3	1.5
Expected volatility	85%	90%
Dividend rate	—%	—%

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

As of March 31, 2025 and December 31, 2024, the Private Placement Warrants were valued using the Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo method simulation methodology are as follows:

	March 31, 2025	December 31, 2024
Stock price	$2.66	$4.05
Risk-free interest rate	4.0%	4.2%
Expected term (in years)	1.3	1.5
Expected volatility	115%	105%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2024	$942	$1,753
Change in fair value of liability	(748)	(944)
Fair value as of March 31, 2025	$194	$809

Note 12 — Income Taxes

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted through the Company’s ownership in EVgo OpCo. All income (loss) before income taxes is generated in the U.S. The Company’s provision for income taxes reflects the impact of a full valuation allowance on its deferred tax assets and a significant portion of income (loss) being allocated to a nontaxable partnership.

The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that the tax benefit will not be realized. Management considers all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the timing of the reversal of deferred tax liabilities and other available material evidence. After consideration of all available evidence, management believes that significant uncertainty exists with respect to the future realization of the Company’s deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of March 31, 2025 and December 31, 2024.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception due to its tax loss carryforwards. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

Note 13 — Tax Receivable Agreement Liability

In connection with the CRIS Business Combination, EVgo entered into a tax receivable agreement (the “Tax Receivable Agreement”) with EVgo Holdings (along with permitted assigns, the “TRA Holders”) and LS Power Equity Advisors, LLC, as agent. The Tax Receivable Agreement generally provides for payment by the Company, Thunder Sub or any of their subsidiaries other than EVgo OpCo and its subsidiaries (“Company Group”) to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of the Company Group’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of EVgo OpCo Units pursuant to any exercise of the Redemption Right and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company Group will retain the benefit of any remaining net cash savings. If the Company Group elects to terminate the Tax Receivable Agreement early (or it is terminated early due to the Company Group’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), the Company Group is required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that the Company Group has sufficient taxable income on a current basis to fully utilize the tax benefits covered by the Tax Receivable Agreement and (ii) that any EVgo OpCo Units (other than those held by the Company Group) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date).

The redemption of EVgo OpCo Units that occurred in December 2024 is expected to produce favorable tax attributes for the Company. These tax attributes would not be available to the Company in the absence of the redemption. Amounts payable by the Company under the Tax Receivable Agreement are initially accrued against additional paid-in capital when it is probable that a liability has been incurred and the amount is estimable. Any subsequent changes to the liability are recorded as non-operating income (loss). If the liability is considered probable and estimable and is established for the first time as part of a reversal of a valuation allowance against deferred tax assets, the initial liability is accrued through non-operating income (loss).

As of March 31, 2025, the Company does not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The unrecorded tax liability related to the redemption is estimated at $33.8 million as of March 31, 2025.

Note 14 — Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Other cost of sales	$92	$87
General and administrative expenses	5,402	4,614
Total share-based compensation expense	$5,494	$4,701

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which had been previously approved by stockholders and the Board of Directors, became effective. The 2021 Incentive Plan reserves 33,918,000 shares of Class A common stock for issuance to employees, non-employee directors and other service providers. As of March 31, 2025, there were 1,977,364 shares of Class A common stock available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of March 31, 2025. Unless earlier terminated by action of the Company’s Board of Directors, the 2021 Incentive Plan will terminate on March 26, 2031.

Stock Options

The following table summarizes stock option activity:

			Weighted
	Shares	Weighted	Average
	Underlying	Average	Remaining	Aggregate
(shares in thousands)	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2024	457	$7.55	7.8 years	$153
Forfeited	(21)	$7.79
Outstanding and expected to vest as of March 31, 2025	436	$7.53	8.0 years	$—
Exercisable as of March 31, 2025	283	$8.80	7.8 years	$—

As of March 31, 2025, the Company’s unrecognized share-based compensation expense related to stock options was $0.1 million, which is expected to be recognized over a one-year period. No stock options were granted or exercised during the three months ended March 31, 2025.

Restricted Stock Units

Service-Based Awards

The table below represents the Company’s restricted stock units (“RSU”) activity:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	12,265	$3.88
Granted	8,382	$2.59
Vested	(3,532)	$4.49
Forfeited	(446)	$3.68
Nonvested and outstanding as of March 31, 2025	16,669	$3.11

The total fair value of RSUs vested during the three months ended March 31, 2025 was $15.9 million. As of March 31, 2025, the Company’s unrecognized share-based compensation expense related to unvested RSUs was $34.5 million, which is expected to be recognized over a weighted average period of 1.7 years.

Market-Based Awards

The table below represents the Company’s market-based restricted stock units (“MSU”) activity:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	942	$2.34
Granted	285	$1.97
Vested	(27)	$2.35
Nonvested as of March 31, 2025	1,200	$2.25

Expected to vest as of March 31, 2025	236	$2.54

The total fair value of MSUs that vested during the three months ended March 31, 2025 was $0.1 million. As of March 31, 2025, the Company’s unrecognized share-based compensation expense related to unvested MSUs was $1.5 million, which is expected to be recognized over a weighted average period of 1.6 years.

The grant date fair value for the MSUs was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period. The following assumptions were used for the MSU grants issued during the three months ended March 31, 2025.

Risk-free interest rate	4.1%
Expected dividend yield	—%
Expected volatility	87%
Cost of equity	13.8%
Remaining time to performance period end date (in years)	5.0

Performance-Based Awards

The Company has granted certain PSUs, which vest based on achievement of certain performance-based vesting conditions and subject to a three-year service condition. The number of shares that may ultimately vest with respect to each award may range from 0% up to 188% of the target number of shares based on achievement of certain performance-based vesting conditions related to stall counts and Adjusted EBITDA over a one-year period and a relative total stockholder return (“rTSR”) performance relative to the rTSR of a select group of companies in the Clean Edge Green Energy Index over a three-year period. The maximum number of PSUs that may vest is determined based on actual Company achievement with vesting subject to continuous service over a three-year period and achievement of the performance conditions. Compensation expense is recognized when performance targets are defined, the grant date is established, and it is considered probable that the performance objectives will be met.

The table below represents the Company’s PSU activity under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	1,694	$3.05
Granted	2,432	$2.45
Forfeited	(406)	$3.06
Nonvested and expected to vest as of March 31, 2025	3,720	$2.65

There were no PSUs that vested during the three months ended March 31, 2025. As of March 31, 2025, the Company’s unrecognized share-based compensation expense related to unvested PSUs was $8.4 million, which is expected to be recognized over a weighted average period of 2.6 years. The grant date fair value for PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

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

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Nonvested as of December 31, 2024	62	$24.81
Vested	(7)	$51.11
Nonvested as of March 31, 2025	55	$21.33

The total grant-date fair value of time vesting Incentive Units (“Time Vesting Incentive Units”) that vested during the three months ended March 31, 2025 was $0.4 million. As of March 31, 2025, the Company has recognized all share-based compensation expense related to Time Vesting Incentive Units. As of March 31, 2025, unrecognized share-based compensation expense related to unvested sale vesting Incentive Units (“Sale Vesting Incentive Units”) was $1.2 million, which is contingent upon the occurrence of a sale event.

Note 15 — Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net income loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator
Net loss	$(26,227)	$(28,193)
Less: net loss attributable to redeemable noncontrolling interest	(14,865)	(18,360)
Net loss attributable to Class A common stockholders	(11,362)	(9,833)
Less: net loss attributable to participating securities	(62)	(67)
Net loss attributable to Class A common stockholders, basic and diluted	$(11,300)	$(9,766)

Denominator
Weighted average Class A common stock outstanding	132,513	105,395
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)
Weighted average Class A common stock outstanding, basic and diluted	131,794	104,676

Net loss per share to Class A common stockholders, basic and diluted	$(0.09)	$(0.09)

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	16,669	14,250
MSUs	236	—
PSUs	1,854	1,808
Stock options	436	1,058
	37,293	35,214

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since the volume-weighted average price of the share did not equal or exceed at least $15.00  as of March 31, 2025 and 2024. There were 1.0 million MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of March 31, 2025 and 2024. There were 1.9 million PSUs that were excluded from the computation of diluted EPS as their performance conditions would not have been met as of March 31, 2025.

Note 16 — Redeemable Noncontrolling Interest

On December 16, 2024, EVgo Inc. entered into a stock and unit purchase agreement (the “SPA”) with EVgo OpCo and EVgo Holdings. Pursuant to the SPA, EVgo Inc. and EVgo OpCo agreed to redeem from EVgo Holdings 23,000,000 units of EVgo OpCo Units and 23,000,000 shares of Class B common stock. In exchange for the EVgo OpCo Units and shares of Class B common stock, EVgo Inc. and EVgo OpCo agreed to transfer 23,000,000 newly issued shares of Class A common stock to EVgo Holdings. In connection with the SPA. EVgo Inc. entered into an underwriting agreement with J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Evercore Group L.L.C., as representatives of several underwriters, and EVgo Holdings, as selling stockholder, relating to an underwritten public offering (the “Secondary Offering”) of 23,000,000 shares of Class A common stock at a public offering price of $5.00 per share, pursuant to which, all 23,000,000 shares of Class A common stock were sold by EVgo Holdings. The number of shares of Class A common stock issued pursuant to the Secondary Offering equaled the number of shares of Class A common stock issued to EVgo Holdings, pursuant to the redemption of their EVgo OpCo Units and shares of Class B common stock. The Secondary Offering closed on December 18, 2024.

As of March 31, 2025 and December 31, 2024, EVgo Holdings held 172,800,000 EVgo OpCo Units in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and the same number of shares of Class B common stock, representing a 56.5% and 56.9% interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 9). The following is a reconciliation of changes in the redeemable noncontrolling interest.

(in thousands)
Balance as of December 31, 2024	$699,840
Equity-based compensation attributable to redeemable noncontrolling interest	19
Net loss attributable to redeemable noncontrolling interest	(14,865)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(225,346)
Balance as of March 31, 2025	$459,648

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 and 2023 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause our actual results to differ materially from our expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.

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

Specifically, charging network revenue is earned through the following streams:

●	Charging Revenue, Retail: We sell electricity directly to drivers who access our publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from us. Our chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. Our offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attracting tenants, employees, customers and visitors, and achieving sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with us through our owner and/or operator model, in which we are responsible for the development, construction, and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that we pay in exchange for use of the site.
●	Charging Revenue, Commercial: High volume fleet customers, such as transportation networking companies or delivery services and rideshares, can access our charging infrastructure through our vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements, we contract with and bill either the fleet owner directly or an individual fleet driver utilizing our chargers.

●	Charging Revenue, OEM: We offer OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. We contract directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access our public charger network. Other related services currently provided to OEMs by us include co-marketing, data services and digital application services. Our OEM relationships are a core customer-acquisition channel.
●	Regulatory Credit Sales: As a charging station owner and operator, we earn regulatory credits, such as LCFS credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure program in California. These credits are generated through charging station operations based on the volume of kWh sold. We earn additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.
●	Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations including branding, memberships, reservations and the expiration of unused charging credits. Revenues from branding are recognized over time as the services are performed and measurement is recognized straight-line over the performance period. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

We generate non-charging network revenue from the following streams:

●	eXtend Revenue: Through EVgo eXtend, we provide hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through our mobile app, among other options. For some EVgo eXtend customers, we also provide grant application support and related services.
●	Ancillary Revenue: In addition to offering access to our public network, we offer dedicated charging solutions to autonomous vehicle and other fleets. Through our fleet offerings, we develop, build, and service charging assets for fleets, including through off-site charging hubs that we have secured without requiring a fleet to directly incur capital expenditures. We offer a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for provision of charging services. We also offer a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, loyalty programs, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations as well as all services provided under PlugShare such as data, research and advertising services.

Key Components of Results of Operations

Revenue

Our revenue is generated across various business lines. The majority of our revenue is generated from the sale of charging services, which are comprised of retail, commercial and OEM business lines, and our eXtend offering. In addition, we generate ancillary revenue through services provided to dedicated fleets, the sale of data services and consumer retail services. We also offer network services to OEM customers, including branding and memberships. Finally, as a result of owning and operating the EV charging stations, we earn regulatory credits such as LCFS credits, which are sold to generate additional revenue.

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

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, consists of depreciation related to property and equipment associated with charging equipment and installation and is partially offset by the amortization of capital-build liabilities associated with third-party funding received for charging stations and other programs.

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

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion consists of depreciation related to property, equipment and software not associated with charging equipment and, therefore, not included in the depreciation, net of capital-build amortization expenses recorded in cost of sales. This also includes amortization of intangible assets and accretion related to our asset retirement obligations.

Operating Profit (Loss) and Operating Margin

 Operating profit (loss) consists of our gross profit (loss) less total operating expenses. Operating margin is operating profit (loss) as a percentage of revenue.

Interest Expense

Interest expense consists of interest expense from the amortization of deferred debt issuance costs and interest expense incurred on long-term debt.

Interest Income

Interest income consists primarily of interest earned on cash, cash equivalents and restricted cash.

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

Network Throughput on the EVgo Public Network

Network throughput represents the total amount of GWh consumed on the EVgo Public Network. We typically monitor GWh sales by three components: business line, customer and customer type. We believe monitoring of component trends and contributions is the appropriate way to monitor and measure business-related health.

Number of DC Stalls on the EVgo Public Network

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

The following table presents network throughput and the number of DC Stalls on the EVgo Public Network:

	March 31,
	2025	2024
Network throughput on the EVgo Public Network (GWh) for the three months ended[1]	83	52
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.5	3.0

¹ During the fourth quarter of 2024, network throughput and DC Stalls were updated to represent the EVgo Public Network. Previously reported amounts have been updated to conform to the current presentation.

Factors Affecting Our Operating Results

We believe that our performance and future success depend on a number of factors, including those discussed below and in Part II, Item 1A, “Risk Factors.”

EV Sales

Our revenue growth is largely a result of the adoption and continued acceptance and usage of passenger and commercial EVs, which we believe drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and, although demand for EVs has grown in recent years, there is no guarantee of such future demand. Additionally, as demand increases, the supply must keep pace for adoption to continue to accelerate at a rapid pace. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed, reliability and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain shortages and disruptions including, but not limited to, availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; domestic content requirements or other policy constraints; availability of batteries and battery materials; availability, cost and desirability of other alternative fuel vehicles, including plug-in hybrid EVs and high fuel-economy gasoline and diesel-powered vehicles; increases in fuel efficiency; regulations applicable to vehicle emissions and fuel economy; and availability of federal and state credits for EV purchases. In addition, macroeconomic factors could impact demand for EVs, particularly since the sales price of EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, our business, financial condition and results of operations may be materially and adversely affected.

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

Geopolitical and Macroeconomic Environment

The current administration has initiated, and may continue to initiate, a series of new policies, including but not limited to tariffs and global trade, tax law and environmental policy, which may impact our business. During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors, such as the conflict between Russia and Ukraine and the conflict between Israel and the broader Middle East region, which have led to disruptions, instability and volatility in global markets and industries and will likely continue to lead to geopolitical instability, market uncertainty and supply disruptions. Additionally, uncertainties in trade policy, including the implementation of tariffs and the resulting creating or expansion of potential trade wars between countries in which we source our components, and recent inflationary pressures have resulted in, and may continue to result in, increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. We continue to analyze the impact that existing tariffs have on our business and actions we can take to minimize their impact, while also monitoring for any changes to such tariffs or implementation of potential new tariffs. We remain vigilant of factors that may have the effect of raising the cost of capital and depressing economic growth.

The current economic environment remains uncertain, and the extent to which our operating and financial results for future periods will be impacted by the conflicts in Ukraine, Israel and the broader Middle East region, rates of inflation, instability in the financial services sector, supply-chain disruptions, governmental implementation of tariffs or other changes in restrictions on trade and efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time. In addition, continued long lead times of grid equipment such as transformers may impact our development cycle.

Government Mandates, Incentives and Programs

The U.S. federal government and some state and local governments, as well as utilities, provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives, such as payments for regulatory credits. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV charging stations and to otherwise financially support these industries. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy, which if pursued, could impact the availability or value of these grants and/or tax provisions. Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations could negatively affect the EV market and adversely impact our business operations and expansion potential.

Government EV Initiatives

The U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives that promote EV adoption and related EV charging infrastructure. However, tax incentives may expire, grant programs will end when the allocated funding from the IIJA is exhausted or may be impacted as a matter of potential change in regulatory or legislative policy. Legislative or regulatory actions under the current administration or 119th Congress could impact the availability or value of these incentives. Further, the impact of the IRA and other government EV initiatives, including regulatory requirements and restrictions that may impact our ability and our competitors’ ability to take advantage of such initiatives, cannot be known with any certainty at this time, and we may not reap any or all of the expected benefits of the IRA or the IIJA if material changes are made to these laws or the regulations issued thereunder, which could negatively affect the EV market and adversely impact our business operations and expansion potential.

In addition, a number of states offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. In many states, utilities offer rebates or other incentive programs, typically called “make-ready” programs, to incentivize the development of EV charging infrastructure.

Technology Risks

We rely on numerous internally developed, including through a joint development agreement with Delta, and externally sourced hardware and software technologies to operate our network and generate earnings. We engage a variety of third-party vendors for non-proprietary hardware and software components and software-as-a-service elements. Our ability to continue to integrate our technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine our sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem will become obsolete and that we will be required to make significant investments to continue to effectively operate our business. For example, SAE International, a standards-developing organization for automotive engineering professionals, is currently working on finalizing the SAE J3400 industry standard. We began adding NACS connectors to our fast-charging network in early 2025; however, continued integration of NACS connectors in future charger installations and on certain existing chargers will require investment and management attention.

Management believes that our business model is well-positioned to enable us to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.

Sales of Regulatory Credits

We derive revenue from selling regulatory credits earned for participating in LCFS programs, or other similar carbon or emissions trading schemes, in various jurisdictions in the U.S. The sale of these credits are based on market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and which are difficult to predict. Price fluctuations in credits may have a material effect on future results of operations. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, our ability to generate this revenue in the future would be adversely impacted. We are currently monitoring the implementation of changes agreed upon in 2024 that would strengthen California’s LCFS program, once the new regulations are in effect. In addition to California, we are also monitoring implementation of New Mexico’s program and a number of Clean Fuels proposals being contemplated in state legislatures across the U.S.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The table below presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Revenue
Charging, retail	$30,015	$18,326	$11,689	64%
Charging, commercial[1]	7,783	5,107	2,676	52%
Charging, OEM	5,258	2,732	2,526	92%
Regulatory credit sales	2,786	2,034	752	37%
Network, OEM	1,256	3,423	(2,167)	(63)%
Total charging network	47,098	31,622	15,476	49%
eXtend	23,488	19,151	4,337	23%
Ancillary[1]	4,701	4,385	316	7%
Total revenue	75,287	55,158	20,129	36%
Cost of sales
Charging network[1]	29,609	18,710	10,899	58%
Other[1]	20,400	19,248	1,152	6%
Depreciation, net of capital-build amortization	15,955	10,359	5,596	54%
Total cost of sales	65,964	48,317	17,647	37%
Gross profit	9,323	6,841	2,482	36%

¹ During the fourth quarter of 2024, we reclassed revenues earned through our dedicated charging solutions to fleets from commercial charging revenue to ancillary revenue. In addition, the associated costs for those revenues were reclassed from charging network cost of sales to other cost of sales. Previously reported amounts have been updated to conform to the current period presentation.

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Operating expenses
General and administrative	38,628	34,226	4,402	13%
Depreciation, amortization and accretion	4,095	4,985	(890)	(18)%
Total operating expenses	42,723	39,211	3,512	9%
Operating loss	(33,400)	(32,370)	(1,030)	(3)%

Interest expense	(517)	—	(517)	*
Interest income	1,694	2,273	(579)	(25)%
Other expense, net	(5)	(9)	4	44%
Change in fair value of earnout liability	748	208	540	260%
Change in fair value of warrant liabilities	5,344	1,718	3,626	211%
Total other income, net	7,264	4,190	3,074	73%
Loss before income tax expense	(26,136)	(28,180)	2,044	7%
Income tax expense	(91)	(13)	(78)	(600)%
Net loss	(26,227)	(28,193)	1,966	7%
Less: net loss attributable to redeemable noncontrolling interest	(14,865)	(18,360)	3,495	19%
Net loss attributable to Class A common stockholders	$(11,362)	$(9,833)	$(1,529)	(16)%

Gross margin	12.4%	12.4%
Operating margin	(44.4)%	(58.7)%
Network throughput (GWh) on the EVgo Public Network	83	52
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.5	3.0

* Percent not meaningful.

¹ During the fourth quarter of 2024, we reclassed revenues earned through our dedicated charging solutions to fleets from commercial charging revenue to ancillary revenue. In addition, the associated costs for those revenues were reclassed from charging network cost of sales to other cost of sales. Previously reported amounts have been updated to conform to the current period presentation.

Revenue

Total revenue for the three months ended March 31, 2025 increased $20.1 million, or 36%, to $75.3 million compared to $55.2 million for the three months ended March 31, 2024. As further discussed below, the increase in revenue was primarily due to an $11.7 million increase in retail charging revenue, a $4.3 million increase in eXtend revenue, a $2.7 million increase in commercial charging revenue, and a $2.5 million increase in OEM charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the three months ended March 31, 2025 increased $11.7 million, or 64%, to $30.0 million compared to $18.3 million for the three months ended March 31, 2024. Period-over-period growth was primarily due to overall increase in throughput volume from a greater number of customers and more throughput per customer.

Charging Revenue, Commercial. Charging revenue, commercial, for the three months ended March 31, 2025 increased $2.7 million, or 52%, to $7.8 million compared to $5.1 million for the three months ended March 31, 2024. Period-over-period growth was primarily due to higher charging volumes from a greater number of public fleet customers and more throughput per customer.

Charging Revenue, OEM. Charging revenue, OEM, for the three months ended March 31, 2025 increased $2.5 million, or 92%, to $5.3 million compared to $2.7 million for the three months ended March 31, 2024. Period-over-period growth was primarily due to a greater number of customer enrollments from our OEM partners

Regulatory Credit Sales. Regulatory credit sales for the three months ended March 31, 2025 increased $0.8 million, or 37%, to $2.8 million compared to $2.0 million for the three months ended March 31, 2024 due to increased throughput resulting in additional credit generation.

Network Revenue, OEM. Network revenue, OEM, for the three months ended March 31, 2025 decreased $2.2 million, or 63%, to $1.3 million compared to $3.4 million for the three months ended March 31, 2024. The period-over-period decrease was primarily due to a higher amount of breakage realized during the three months ended March 31, 2024 related to an OEM program that is winding down.

eXtend Revenue. eXtend revenue for the three months ended March 31, 2025 increased $4.3 million, or 23%, to $23.5 million compared to $19.2 million for the three months ended March 31, 2024. The increase was primarily due to an $11.7 million increase due to more construction projects in process or completed and, to a lesser extent,  an increase due to the recognition of certain construction change order costs that were incurred in a prior year, which was partially offset by an $8.0 million decrease in equipment sales compared to the same prior-year period.

Ancillary Revenue. Ancillary revenue for the three months ended March 31, 2025 increased $0.3 million, or 7%  to  $4.7 million compared to $4.4 million for the three months ended March 31, 2024. The increase was primarily due to a $2.2 million increase in revenue from dedicated fleet customers, offset by a $1.2 million decrease in equipment sales.

Cost of Sales

Charging Network. Charging network cost of sales for the three months ended March 31, 2025 increased $10.9 million, or 58%, to $29.6 million compared to $18.7 million for the three months ended March 31, 2024. The increase in charging network cost was primarily due to a $7.3 million increase in usage-related energy costs resulting from increased throughput and a $3.6 million increase in non-energy costs due to the growth of our charging network.

Other. Other cost of sales for the three months ended March 31, 2025 increased $1.2 million, or 6%, to $20.4 million compared to $19.2 million for the three months ended March 31, 2024. The increase in other cost of sales was primarily due to a $2.4 million increase in costs to support our eXtend revenue, which was partially offset by a $1.0 million decrease in costs related to equipment sales.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended March 31, 2025 increased $5.6 million, or 54%, to $16.0 million compared to $10.4 million for the three months ended March 31, 2024 due to the growth of our charging network.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2025 increased $2.5 million to $9.3 million, compared to $6.8 million for the three months ended March 31, 2024. Gross margin for the three months ended March 31, 2025 and 2024 was 12.4%.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2025 increased $4.4 million, or 13%, to $38.6 million compared to $34.2 million for the three months ended March 31, 2024. The increase was primarily driven by a $2.3 million increase in payroll costs due to the increase in headcount, a $1.1 million increase in professional and legal fees, and a $0.5 million increase in software costs.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended March 31, 2025 decreased $0.9 million, or 18% to $4.1 million compared to $5.0 million for the three months ended March 31, 2024. The decrease was primarily due to $0.6 million in decreased amortization related to intangible assets and $0.4 million in decreased amortization related to software, which were partially offset by a $0.2 million increase in accretion.

Operating Loss and Operating Margin

During the three months ended March 31, 2025, we had an operating loss of $33.4 million, a decrease of $1.0 million, or 3%, compared to $32.4 million for the three months ended March 31, 2024. Operating margin for the three months ended March 31, 2025 was negative 44.4% compared to negative 58.7% for the three months ended March 31, 2024 primarily due to improved gross margin and improved leveraging of operating expenses.

Interest Expense

Interest expense for the three months ended March 31, 2025 was $0.5 million, due to $1.0 million in paid-in-kind interest and $0.3 million from the amortization of deferred debt issuance costs, partially offset by capitalized interest of $0.8 million. There was no interest expense incurred during the three months ended March 31, 2024.

Interest Income

Interest income for the three months ended March 31, 2025 decreased $0.6 million, or 25%, to $1.7 million compared to $2.3 million for the three months ended March 31, 2024. The decrease was primarily due to the decreased cash held by us and lower interest rates during the three months ended March 31, 2025 compared to the same prior-year period.

Other Expense, Net

Other expense, net, for the three months ended March 31, 2025 and 2024 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended March 31, 2025, there was a $6.1 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $1.9 million gain for the three months ended March 31, 2024. The change between periods was primarily due to a larger decrease in the fair value of the warrant and earnout liabilities during the three months ended March 31, 2025 compared to the same prior year period.

Income Taxes

For the three months ended March 31, 2025 and 2024, our income taxes and effective tax rates were de minimis. As of March 31, 2025 and 2024, we maintained a full valuation allowance on our net deferred tax assets.

Net Loss Attributable to Class A Common Stockholders

Net loss attributable to Class A common stockholders for the three months ended March 31, 2025 was $11.4 million, compared to $9.8 million for the three months ended March 31, 2024. The increase was primarily driven by the decreased net loss attributable to redeemable noncontrolling interest as a result of their decreased ownership percentage impacted by the redemption of OpCo Units, which occurred in December 2024.

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

We define Charging Network Gross Profit as total charging network revenue less charging network cost of sales. We define Charging Network Gross Margin as Charging Network Gross Profit divided by total charging network revenue. We define Adjusted Cost of Sales as cost of sales before: (i) depreciation, net of capital-build amortization, and (ii) share-based compensation. We define Adjusted Cost of Sales as a Percentage of Revenue as Adjusted Cost of Sales as a percentage of revenue. We define Adjusted Gross Profit (Loss) as revenue less Adjusted Cost of Sales. We define Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue. We define Adjusted General and Administrative Expenses as general and administrative expenses before (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) bad debt expense (recoveries), and (iv) certain other items that we believe are not indicative of our ongoing performance. We define Adjusted General and Administrative Expenses as a Percentage of Revenue as Adjusted General and Administrative Expenses as a percentage of revenue. We define EBITDA as net income (loss) before (i) depreciation, net of capital-build amortization, (ii) amortization, (iii) accretion, (iv) interest expense, (v) interest income, and (vi) income tax expense (benefit). We define EBITDA Margin as EBITDA as a percentage of revenue. We define Adjusted EBITDA as EBITDA plus (i) share-based compensation, (ii) loss on disposal of property and equipment, net of insurance recoveries, and impairment expense, (iii) loss (gain) on investments, (iv) bad debt expense (recoveries), (v) change in fair value of earnout liability, (vi) change in fair value of warrant liabilities, and (vii) certain other items that we believe are not indicative of our ongoing performance. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. We define Capital Expenditures, Net of Capital Offsets as capital expenditures adjusted for the following capital offsets: (i) all payments under OEM infrastructure agreements excluding any amounts directly attributable to OEM customer charging credit programs and pass-through of non-capital expense reimbursements, (ii) proceeds from capital-build funding and (iii) proceeds from the transfer of 30C income tax credits, net of transaction costs. The tables below present quantitative reconciliations of these measures to their most directly comparable GAAP measures as described in this paragraph.

The following unaudited table presents a reconciliation of Charging Network Gross Profit and Charging Network Gross Margin to the most directly comparable GAAP measures:

	Three Months Ended March 31,
(in thousands)	2025	2024
GAAP total charging network revenue[1]	$47,098	$31,622
GAAP charging network cost of sales[1]	29,609	18,710
Charging Network Gross Profit	$17,489	$12,912
Charging Network Gross Margin	37.1%	40.8%

¹ During the fourth quarter of 2024, we reclassed revenues earned through our dedicated charging solutions to fleets from commercial charging revenue to ancillary revenue. In addition, the associated costs for those revenues were reclassed from charging network cost of sales to other cost of sales. Previously reported amounts have been updated to conform to the current period presentation.

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measures:

	Three Months Ended March 31,
(in thousands)	2025	2024
GAAP revenue	$75,287	$55,158
GAAP cost of sales	65,964	48,317
GAAP gross profit	$9,323	$6,841
GAAP cost of sales as a percentage of revenue	87.6%	87.6%
GAAP gross margin	12.4%	12.4%

Adjusted Cost of Sales adjustments
Depreciation, net of capital-build amortization	$15,955	$10,359
Share-based compensation	92	87
Total Adjusted Cost of Sales adjustments	$16,047	$10,446

Adjusted Cost of Sales	$49,917	$37,871
Adjusted Cost of Sales as a Percentage of Revenue	66.3%	68.7%

Adjusted Gross Profit	$25,370	$17,287
Adjusted Gross Margin	33.7%	31.3%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures:

	Three Months Ended March 31,
(in thousands)	2025	2024
GAAP revenue	$75,287	$55,158

GAAP general and administrative expenses	$38,628	$34,226
GAAP general and administrative expenses as a percentage of revenue	51.3%	62.1%

Less adjustments:
Share-based compensation	5,402	4,614
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	1,199	2,740
Bad debt expense	593	230
Other[1]	140	2,152
Total adjustments	7,334	9,736
Adjusted General and Administrative Expenses	$31,294	$24,490
Adjusted General and Administrative Expenses as a Percentage of Revenue	41.6%	44.4%

¹ For the quarter ended March 31, 2025, comprised primarily of nonrecurring professional fees related to the Secondary Offering, which closed on December 18, 2024. For the quarter ended March 31, 2024, comprised primarily of costs related to the reorganization of our resources previously announced by us on January 17, 2024.

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
GAAP revenue	$75,287	$55,158

GAAP net loss	$(26,227)	$(28,193)
GAAP net loss margin	(34.8%)	(51.1%)

EBITDA adjustments:
Depreciation, net of capital-build amortization	16,039	10,476
Amortization	3,424	4,463
Accretion	587	405
Interest expense	517	—
Interest income	(1,694)	(2,273)
Income tax expense	91	13
EBITDA	(7,263)	(15,109)
EBITDA Margin	(9.6%)	(27.4%)

Adjusted EBITDA Adjustments:
Share-based compensation	5,494	4,701
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	1,199	2,740
Loss on investments	—	5
Bad debt expense	593	230
Change in fair value of earnout liability	(748)	(208)
Change in fair value of warrant liabilities	(5,344)	(1,718)
Other¹	140	2,152
Total Adjusted EBITDA adjustments	1,334	7,902
Adjusted EBITDA	$(5,929)	$(7,207)
Adjusted EBITDA Margin	(7.9%)	(13.1%)

¹ For the quarter ended March 31, 2025, comprised primarily of nonrecurring professional fees related to the Secondary Offering, which closed on December 18, 2024. For the quarter ended March 31, 2024, comprised primarily of costs related to the reorganization of our resources previously announced by us on January 17, 2024.

The following unaudited table presents a reconciliation of Capital Expenditures, Net of Capital Offsets, to the most directly comparable GAAP measure:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
GAAP capital expenditures	$14,992	$21,071
Less capital offsets:
OEM infrastructure payments	4,975	5,826
Proceeds from capital-build funding	1,871	1,680
Total capital offsets	6,846	7,506
Capital Expenditures, Net of Capital Offsets	$8,146	$13,565

Liquidity and Capital Resources

We have a history of operating losses and negative operating cash flows. As of March 31, 2025, we had $170.6 million of cash, cash equivalents and restricted cash and working capital of $140.4 million. As of December 31, 2024, we had $120.5 million of cash, cash equivalents and restricted cash and working capital of $94.0 million. Our net cash inflow for the three months ended March 31, 2025 was $50.1 million. We believe our cash, cash equivalents, and restricted cash on hand as of March 31, 2025 are sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

To date, our primary sources of liquidity have been cash flows from the CRIS Business Combination, revenues from our various revenue streams, government grants, proceeds from the transfer of 30C income tax credits, proceeds from sales of our Class A common stock, including under the ATM Program and an underwritten equity offering, loans and equity contributions from our previous owners, and borrowings under long-term debt arrangements. Our primary cash requirements include operating expenses, satisfaction of commitments to various counterparties and suppliers and capital expenditures (including property and equipment). Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures, including the purchase of EV chargers for installation.

DOE Loan

On December 12, 2024, the Borrower entered into the Guarantee Agreement with the DOE as guarantor. See Part I, Item 1, “Financial Statements — Note 8 — Long-Term Debt” for additional information. The DOE Loan is structured as a senior secured loan facility of up to $1.248 billion, consisting of $1.05 billion of principal and up to $193 million of capitalized interest. The DOE Loan provides that the Borrower may draw on the DOE Loan, each such draw, an Advance, at any time during the Availability Period. Advances under the DOE Loan are subject to the satisfaction of customary conditions, including certification of compliance with the loan documents and specified legal requirements and the ongoing accuracy of representations and warranties. As of March 31, 2025, the Borrower has $979.1 million of principal remaining available to it that it can borrow, subject to the satisfaction of customary conditions. In April 2025, the Borrower received Advances of $18.9 million.

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

The DOE Loan matures on January 7, 2042. Beginning on March 15, 2030 and March 15, 2032, the Borrower will be required to make quarterly payments of interest and principal, respectively, to the FFB. Interest rates are fixed at the applicable long-dated U.S. Treasury rate plus a combined liquidity spread and risk-based charge of approximately 1.2% in the aggregate, and accrued interest is capitalized until the end of the Availability Period. Subject to certain conditions, including the existence of no events of default, the Borrower may voluntarily prepay any or all of the principal outstanding under the DOE Loan. Additionally, in the event of a Mandatory Prepayment Event (as defined in the Guarantee Agreement), the Borrower shall be required to prepay certain amounts outstanding under the DOE Loan. The Borrower’s obligations to the DOE and FFB under the DOE Loan are secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of the Borrower and the equity interests of the Borrower.

Delta Charger Supply Agreement

In July 2022, we entered into the Delta Charger Supply Agreement and the Purchase Order with Delta, pursuant to which we will purchase and Delta will sell EV chargers manufactured by Delta from time to time in specified quantities at certain delivery dates over a period of four years. We are obligated to purchase at least 1,000 chargers (which will enable the construction of 2,000 stalls) pursuant to the Delta Charger Supply Agreement and the Purchase Order with the option, at our election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, we are required to make full payment on such chargers within 60 days of receipt. Our obligations under the Purchase Order are take-or-pay obligations; however, our liability is capped at a maximum of the greater of $30.0 million or 50% of the value of any outstanding firm orders. We entered into the Delta Charger Supply Agreement and Purchase Order in order to meet our obligations under the Pilot Infrastructure Agreement, other potential contractual commitments and our own needs and we intend to fund the capital expenditure required under the Delta Charger Supply Agreement and Purchase Order with proceeds from the Pilot Infrastructure Agreement as well as cash, cash equivalents and restricted cash on hand.

Tax Receivable Agreement

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows used in operating activities	$(10,246)	$(14,082)
Cash flows used in investing activities	(14,970)	(21,023)
Cash flows provided by financing activities	75,284	1,485
Net increase (decrease) in cash, cash equivalents and restricted cash	$50,068	$(33,620)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 was $10.2 million compared to $14.1 million for the three months ended March 31, 2024. The year-over-year change primarily reflected a  $4.7 million increase in depreciation, amortization and accretion, a $3.2 million increase in cash flows from accounts receivable, net, and a $2.9 million increase in cash flows from deferred revenue, partially offset by a $3.6 million increase in the gain resulting from the change in fair values of the warrant liabilities a $3.0 million decrease in cash flows  from prepaids and other current assets and other assets, and a $2.1 million decrease in cash flows from accrued liabilities.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 was $15.0 million, compared to $21.0 million for the three months ended March 31, 2024. The decrease was primarily driven by a decrease in purchases of property, equipment and software.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $75.3 million compared to $1.5 million for the three months ended March 31, 2024. The increase was driven primarily by $75.3 million in proceeds from long-term debt received during the three months ended March 31, 2025, partially offset by a $1.2 million increase in payments of deferred debt issuance costs compared to the same prior-year period.

Working Capital

Our working capital as of March 31, 2025 was $140.4 million, compared to $94.0 million as of December 31, 2024. The increase was driven primarily by a $32.7 million increase in cash and cash equivalents, an $11.5 million increase in restricted cash and an $8.3 million decrease in accrued liabilities, partially offset by a $4.3 million increase in deferred revenue, current, a $3.1 million increase in accounts payable, and a $2.8 million decrease in accounts receivable, net.

Contractual Obligations and Commitments

We have material cash requirements for known contractual obligations and commitments in the form of operating leases, purchase commitments and certain other liabilities that are disclosed in Part I, Item 1, “Financial Statements — Note 10 — Commitments and Contingencies.” We generally expect to fund these obligations through our existing cash, cash equivalents and restricted cash, draws under the DOE Loan, and future financing or cash flows from operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Management bases these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively. See Part I, Item 1, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” for additional description of the significant accounting policies that have been followed in preparing our condensed consolidated financial statements.

The accounting policy described below is considered to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgment. We consider our critical accounting estimates to be those related to our revenue recognition, which is described below.

Revenue Recognition

We recognize revenue in accordance with ASC 606. Recording revenue may require judgment, including determining whether an arrangement includes multiple performance obligations, whether any of those obligations are distinct and cannot be combined and allocation of the transaction price to each performance obligation based on the relative SSP. Revenue for performance obligations can be recognized over time or at a point in time depending on the nature of the performance obligation. Changes to the elements in an arrangement or, in our determination, to the relative SSP for these elements, could materially affect the amount of earned and unearned revenue reflected in our condensed consolidated financial statements.

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

Recent Accounting Pronouncements

For a discussion of our recently adopted accounting pronouncements, see Part I, Item 1, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” as of and for the three months ended March 31, 2025 and 2024.

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

Additionally, following the CRIS Business Combination, we have qualified as an SRC as defined under the Exchange Act. We may continue to be an SRC so long as either (i) the market value of shares of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of shares of our common stock held by non-affiliates is less than $700 million. If we are an SRC at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to SRCs. Specifically, as an SRC, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation and, similar to EGCs, if we are an SRC company under the requirements of (ii) above, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a SRC as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Per Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision of our Board of Directors and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, or the “certifying officers”, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. The certifying officers concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2025; accordingly, we are implementing additional policies and procedures to remediate these shortcomings as outlined in Part II, Item 9A, “Controls and Procedures“ in our Annual Report on Form 10-K for year ended December 31, 2024.

Notwithstanding the identified material weakness, we believe the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the remediation progress described in Part II, Item 9A, “Controls and Procedures” in the Annual Report, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 31, 2025, we will no longer qualify as an emerging growth company and will be subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. In connection with our annual report on Form 10-K for the fiscal year ending December 31, 2025, our independent registered public accounting firm will formally attest to the effectiveness of our internal controls over financial reporting.

Existing Material Weakness in Internal Control over Financial Reporting

We previously identified a material weakness in our internal control over financial reporting, as identified below and disclosed in Part II, Item 9A, “Controls and Procedures” in the Annual Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 1A. Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the Annual Report. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, the following Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●	On March 13, 2025, Dennis Kish, our President, terminated a 10b5-1 plan that he had previously adopted on March 22, 2024. Mr. Kish’s former plan provided for the sale of up to 172,174 shares of our Class A Common Stock from August 10, 2024 through August 10, 2025.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended March 31, 2025 by any of our Section 16 officers or directors.

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

10.1††*	Amended and Restated Employment Agreement, dated March 10, 2025, by and between EVgo Services LLC and Francine Sullivan.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Furnished herewith.
††	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVgo Inc.

Date:	May 6, 2025	By:	/s/ Badar Khan
		Name:	Badar Khan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2025	By:	/s/ Paul Dobson
		Name:	Paul Dobson
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)