Form 10-Q
period 2025-06-30
EVgo Inc.
filed 2025-08-05
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 29, 2025, the Registrant had 134,690,908 shares of Class A common stock and 172,800,000 shares of Class B common stock outstanding.

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

“30C income tax credits” means the alternative fuel refueling property credit under Section 30C of the Internal Revenue Code.

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

“Borrowing” means a Loan borrowed under the Credit Agreement.

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

“Credit Agreement” means the credit agreement (as it may be amended from time to time) by and among Voyager Borrower, SMBC, as administrative agent, and the Voyager Lenders and other parties thereto from time to time.

“Commitments” means the $225 million committed term loan facility under the Credit Agreement.

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

“DOE” means the U.S. Department of Energy.

“DOE Loan” means the loan guarantee issued by the DOE on behalf of Swift Borrower pursuant to the Guarantee Agreement, with respect to the term loan facility established between Swift Borrower and FFB.

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

“Guarantee Agreement” means the Loan Guarantee Agreement, dated as of December 12, 2024, by and between Swift Borrower and the DOE.

“GWh” means gigawatt-hour, a unit of energy that represents one billion watt-hours and is equal to one million kilowatt-hours.

”IIJA” means the Infrastructure Investment and Jobs Act.

“Incremental Facility” means a $75 million uncommitted incremental term loan facility under the Credit Agreement.

“Initial Public Offering” means CRIS’s initial public offering of units consummated on October 2, 2020.

“IRA” means the Inflation Reduction Act of 2022.

“IT” means information technology.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.

“kWh” means kilowatt-hour.

“LCFS” means Low Carbon Fuel Standard.

“Loan” means a loan under the Credit Agreement.

“NACS” means North American Charging Standard.

“OBBBA” means H.R. 1 – 199th Congress (2025 – 2026), which is also referred to as the One Big Beautiful Bill Act of 2025.

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

“Quarterly Report” means this Quarterly Report on Form 10-Q for the period ended June 30, 2025.

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

“SMBC” means Sumitomo Mitsui Banking Corporation.

“Sponsor” means CRIS’s sponsor, Climate Change Crisis Real Impact I Acquisition Holdings, LLC, a Delaware limited liability company.

“SSP” means stand-alone selling prices.

“Swift Borrower” means EVgo Swift Borrower LLC, a Delaware limited liability company and subsidiary of the Company.

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

“U.S.” means the United States of America.

“Voyager Availability Period” means, with respect to the Credit Agreement, the period beginning on the Voyager Closing Date and ending on the earliest of (i) the third anniversary of the Voyager Closing Date, (ii) the date on which Loans have been made in an amount greater than or equal to 95% of the original aggregate amount of the Commitments as of the Voyager Closing Date, and (iii) the date the Commitments are otherwise terminated under the Credit Agreement.

“Voyager Borrower” means EVgo Voyager Borrower LLC, a Delaware limited liability company and subsidiary of the Company.

“Voyager Closing Date” means July 23, 2025.

“Voyager Lenders” means the lenders party to the Credit Agreement.

“Warrants” means the Private Placement Warrants and the Public Warrants.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting our performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “ability,” “build,” “develop,” “drive,” “goal,” “likely, “maintain,” “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “elect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,” “potential,” “outlook,” “forecast,” “strategy,” “budget,” “target,” “if,” “predict,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on our current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in our filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:

●	changes adversely affecting our business;
●	our dependence on the widespread adoption of EVs and growth of the EV and EV charging markets;
●	our reliance on the DOE Loan and the Credit Agreement for the growth of our business, our ability to fully draw on the DOE Loan and the Credit Agreement, and our ability to comply with covenants and other terms of the DOE Loan and the Credit Agreement;
●	competition from existing and new competitors;
●	our ability to expand into new service markets, grow our customer base and manage our operations;
●	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in our revenue and results of operations;
●	unfavorable conditions or disruptions in the capital and credit markets and our ability to obtain additional financing on commercially reasonable terms;
●	our ability to generate cash, service indebtedness, and incur additional indebtedness;
●	evolving domestic and foreign government laws, regulations, rules and standards that impact our business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs and any reduction, modification or elimination of such programs, such as the enactment of the OBBBA, which addresses, among other things, the termination of the 30C income tax credit, other changes in policy under the current administration and 119th Congress and the potential changes in tariffs or sanctions and escalating trade wars;
●	our ability to adapt our assets and infrastructure to changes in industry and regulatory standards and market demands related to EV charging;
●	impediments to our expansion plans, including permitting and utility-related delays;
●	our ability to integrate any businesses we acquire;
●	our ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;

●	our dependence on third parties, including hardware and software vendors and service providers, utilities and permit-granting entities;
●	supply chain disruptions, elevated rates of inflation and other increases in expenses, including as a result of the implementation of tariffs by the U.S. and other countries;
●	safety and environmental requirements or regulations that may subject us to unanticipated liabilities or costs;
●	our ability to enter into and maintain valuable partnerships with Site Hosts, OEMs, fleet operators and suppliers;
●	our ability to meet charger and other infrastructure installation targets, including those required under partnership agreements;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to identify and complete suitable acquisitions or other strategic transactions to meet our goals and integrate key businesses we acquire;
●	the impact of general economic or political conditions, including associated changes in monetary policy such as elevated interest rates, evolving tariff or other changes in trade policy, and geopolitical events such as the conflicts in Ukraine and the Middle East region, on us and our industry, including our ability to manage such matters and their effects on consumers and customers; and
●	other factors detailed under the section entitled Part II, Item 1A, “Risk Factors” and in our other periodic filings with the SEC.

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

USE OF TRADEMARKS

This Quarterly Report includes trademarks, service marks, and trade names owned by us. These include Connect the Watts™, EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo Optima™, EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, EVgo Access®, Pay with PlugShare™, PlugShare®, PlugShare Premium™, PlugShare Inside™, PlugShare Advantage™, PlugShare DataTool™, PlugInsights™, PlugScore™, and Electronic Plug Design®. Our trademarks and service marks are either registered, are in the process of being registered, or have been used as common law marks by us. This Quarterly Report may contain additional trademarks, service marks, and trade names of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use of other parties’ trademarks, service marks, or trade names to imply, and such use or display should not be construed to imply a relationship with, endorsement from, or sponsorship of us by such other parties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
(in thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$154,468	$117,273
Restricted cash, current	22,425	3,239
Accounts receivable, net of allowance of $1,292 and $1,196 as of June 30, 2025 and December 31, 2024	31,860	45,849
Accounts receivable, capital-build	16,239	17,732
Prepaids and other current assets	27,386	21,282
Total current assets	252,378	205,375
Restricted cash, noncurrent	6,484	—
Property, equipment and software, net	415,714	414,968
Operating lease right-of-use assets	93,879	89,295
Other assets	30,273	24,321
Intangible assets, net	34,877	38,750
Goodwill	31,052	31,052
Total assets	$864,657	$803,761

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$9,828	$13,031
Accrued liabilities	53,381	42,953
Operating lease liabilities, current	7,039	7,326
Deferred revenue, current	45,890	46,258
Other current liabilities	2,013	1,842
Total current liabilities	118,151	111,410
Operating lease liabilities, noncurrent	87,792	83,043
Asset retirement obligations	25,597	23,793
Capital-build liability	53,273	51,705
Deferred revenue, noncurrent	70,609	70,466
Earnout liability, at fair value	374	942
Warrant liabilities, at fair value	4,036	9,740
Other long-term liabilities	7,705	8,931
Long-term debt	96,540	—
Total liabilities	464,077	360,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30, 2025	December 31, 2024
(in thousands, except share data)	(unaudited)
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	$630,720	$699,840

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 133,526,365 and 129,973,698 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of June 30, 2025 and December 31, 2024, respectively	13	13
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 172,800,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	17	17
Accumulated deficit	(230,170)	(256,139)
Total stockholders’ deficit	(230,140)	(256,109)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$864,657	$803,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue
Charging, retail	$32,779	$22,336	$62,794	$40,662
Charging, commercial	8,573	6,176	16,356	11,283
Charging, OEM	7,908	3,638	13,166	6,370
Regulatory credit sales	2,450	1,749	5,236	3,783
Network, OEM	118	1,627	1,374	5,050
Total charging network	51,828	35,526	98,926	67,148
eXtend	37,385	27,667	60,873	46,818
Ancillary	8,817	3,426	13,518	7,811
Total revenue	98,030	66,619	173,317	121,777

Cost of sales
Charging network	32,545	23,056	62,154	41,766
Other	37,235	26,016	57,635	45,264
Depreciation, net of capital-build amortization	14,342	11,149	30,297	21,508
Total cost of sales	84,122	60,221	150,086	108,538
Gross profit	13,908	6,398	23,231	13,239

Operating expenses
General and administrative	40,596	33,827	79,224	68,053
Depreciation, amortization and accretion	4,124	4,958	8,219	9,943
Total operating expenses	44,720	38,785	87,443	77,996
Operating loss	(30,812)	(32,387)	(64,212)	(64,757)

Other income (expense)
Interest expense	(909)	—	(1,426)	—
Interest income	1,718	2,064	3,412	4,337
Other income (expense), net	5	(8)	—	(17)
Change in fair value of earnout liability	(180)	101	568	309
Change in fair value of warrant liabilities	360	677	5,704	2,395
Total other income, net	994	2,834	8,258	7,024
Loss before income tax expense	(29,818)	(29,553)	(55,954)	(57,733)
Income tax expense	(3)	(57)	(94)	(70)
Net loss	(29,821)	(29,610)	(56,048)	(57,803)
Less: net loss attributable to redeemable noncontrolling interest	(16,823)	(19,233)	(31,688)	(37,593)
Net loss attributable to Class A common stockholders	$(12,998)	$(10,377)	$(24,360)	$(20,210)

Net loss per share to Class A common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.18)	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2025

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	129,974	$13	172,800	$17	$—	$(256,139)	$(256,109)
Share-based compensation	—	—	—	—	5,879	—	5,879
Issuance of Class A common stock under share-based compensation plans	3,558	0	—	—	0	—	—
Shares withheld for taxes	(220)	0	—	—	(528)	—	(528)
Net loss¹	—	—	—	—	—	(11,362)	(11,362)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	225,346	225,346
Balance, March 31, 2025	133,312	13	172,800	17	5,351	(42,155)	(36,774)
Share-based compensation	—	—	—	—	7,529	—	7,529
Issuance of Class A common stock under share-based compensation plans	216	0	—	—	0	—	—
Shares withheld for taxes	(2)	0	—	—	(1)	—	(1)
Net loss²	—	—	—	—	—	(12,998)	(12,998)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(12,879)	(175,017)	(187,896)
Balance, June 30, 2025	133,526	$13	172,800	$17	$—	$(230,170)	$(230,140)

¹ Excludes $14.9 million of net loss attributable to redeemable noncontrolling interest.
² Excludes $16.8 million of net loss attributable to redeemable noncontrolling interest.

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

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(56,048)	$(57,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	38,516	31,451
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	4,518	5,497
Share-based compensation	12,525	10,103
Change in fair value of earnout liability	(568)	(309)
Change in fair value of warrant liabilities	(5,704)	(2,395)
Paid-in-kind interest, amortization of deferred debt issuance costs, net of capitalized interest	1,401	—
Gain on sales-type lease	(2,500)	—
Other	83	5
Changes in operating assets and liabilities
Accounts receivable, net	13,988	112
Prepaids and other current assets and other assets	(4,643)	1,324
Operating lease assets and liabilities, net	(121)	(3)
Accounts payable	(4,875)	6,130
Accrued liabilities	8,737	(5,764)
Deferred revenue	(224)	5,461
Other current and noncurrent liabilities	(1,242)	(335)
Net cash provided by (used in) operating activities	3,843	(6,526)
Cash flows from investing activities
Capital expenditures	(41,191)	(45,267)
Proceeds from insurance for property losses	24	152
Net cash used in investing activities	(41,167)	(45,115)
Cash flows from financing activities
Proceeds from long-term debt	94,180	—
Proceeds from capital-build funding	9,051	6,139
Payments of withholding tax on net issuance of restricted stock units	(529)	—
Payments of deferred debt issuance costs	(2,513)	(908)
Net cash provided by financing activities	100,189	5,231
Net increase (decrease) in cash, cash equivalents and restricted cash	62,865	(46,410)
Cash, cash equivalents and restricted cash, beginning of period	120,512	209,146
Cash, cash equivalents and restricted cash, end of period	$183,377	$162,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Beginning of period
Cash and cash equivalents	$117,273	$208,674
Restricted cash, current	3,239	472
Total cash, cash equivalents and restricted cash, beginning of period	$120,512	$209,146

End of period
Cash and cash equivalents	$154,468	$162,264
Restricted cash, current	22,425	472
Restricted cash, noncurrent	6,484	—
Total cash, cash equivalents and restricted cash, end of period	$183,377	$162,736

Supplemental disclosure of noncash investing and financing activities
Non-cash adjustments to redeemable noncontrolling interest	$37,450	$183,871
Capital expenditures in accounts payable and accrued liabilities	$15,651	$17,979
Deferred debt issuance costs in accounts payable, accrued liabilities, other current liabilities and other liabilities	$10,864	$1,274
Non-cash increase in capital-build	$7,641	$9,788
Property and equipment derecognized for net investment in sales-type lease	$2,769	$—
Paid-in-kind interest	$2,360	$—
Non-cash increase in asset retirement obligations	$1,756	$848
Interest capitalized in property, equipment and software	$1,641	$—
Share-based compensation capitalized to property, equipment and software	$901	$630

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report.

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

Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of EVgo’s condensed consolidated financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, variable consideration estimates and stand-alone selling prices (“SSP”) for performance obligations for revenue, valuation allowances for deferred tax assets, depreciable lives of property and equipment and intangible assets, costs associated with asset retirement obligations, the fair value of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, earnout liability and warrant liabilities, and the fair value of long-term debt. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively.

Concentration of Business and Credit Risk

The Company maintains its cash accounts in commercial banks. Cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation up to $250,000. A portion of deposit balances may exceed federal insurance limits. The Company has not experienced any losses on such accounts. The Company mitigates its risk with respect to cash by maintaining its deposits at high-quality financial institutions and monitoring the credit ratings of those institutions.

The Company had one customer that comprised 25.6% of the Company’s total net accounts receivable as of June 30, 2025. The Company had two customers that collectively comprised 41.7% of the Company’s total net accounts receivable as of December 31, 2024. For the three months ended June 30, 2025 and 2024, one customer represented 38.2% and 41.5%, respectively, of total revenue. For the six months ended June 30, 2025 and 2024, one customer represented 35.1% and 38.3%, respectively, of total revenue.

For the three months ended June 30, 2025 and 2024, one vendor and two vendors provided 92.8% and 93.5% of EVgo’s total charging equipment, respectively. For the six months ended June 30, 2025 and 2024, two vendors provided 91.1% and 89.5% of EVgo’s total charging equipment, respectively.

Reclassifications

During the fourth quarter of 2024, we reclassified revenues earned through our dedicated charging solutions to fleets from commercial charging revenue to ancillary revenue. In addition, the associated costs for those revenues were reclassified from charging network cost of sales to other cost of sales. Previously reported amounts have been updated to conform to the current period presentation.

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

As of June 30, 2025 and December 31, 2024, the Company had $28.4 million (of which $6.5 million was noncurrent) and $2.8 million, respectively, of restricted cash associated with a loan guarantee entered into with the U.S. Department of Energy (“DOE”) (see Note 8). The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company's condensed consolidated balance sheets of $0.4 million as of June 30, 2025 and December 31, 2024, associated with the construction of its charging stations. The Company also had $0.1 million in restricted cash as of June 30, 2025 and December 31, 2024, related to a credit card agreement.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Unbilled contract receivables, for which performance obligations have been met, were $2.3 million and $5.8 million as of June 30, 2025 and December 31, 2024, respectively.

Lease Accounting – Sales Type Leases

Gain (loss) from sales-type leases, which is recognized at lease commencement when control transfers to the lessee and collectibility is considered probable, equals the sales price (fair value or lease receivable, if lower) less the carrying value of the asset and deferred initial direct costs (cost of sales). The sales price is included in ancillary revenue and the related cost of sales is included in other cost of sales. If collectibility is not considered probable at lease commencement, the asset is not derecognized and lease payments received are recorded as a deposit liability until either: (a) collectibility becomes probable, or (b) the lease is terminated or the asset is repossessed and payments are nonrefundable. At that point, the asset and liability are derecognized, and a net investment in lease and sale income (loss) is recognized. If collectibility is initially probable but the lessee’s credit quality later deteriorates, the net investment in lease is assessed for impairment, and a charge may be recorded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operations/network operations	$15,470	$14,588	$28,106	$27,799
Other general and administrative	10,086	8,260	21,977	18,800
Technology and development	9,784	7,141	19,140	14,236
Sales and marketing	5,256	3,838	10,001	7,218
General and administrative expenses	$40,596	$33,827	$79,224	$68,053

Newly Adopted Accounting Standards

In March 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-01, ASC Subtopic 718 “Compensation – Stock Compensation” (“ASU 2024-01”) to provide illustrative examples to determine whether profits interest awards are share-based payment arrangements in the scope of ASC 718, or cash bonus or profit-sharing arrangements in the scope of ASC 710, Compensation. The Company adopted ASU 2024-01 on January 1, 2025, on a prospective basis and the adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, ASC Subtopic 740 “Income Taxes – Improvements to Income Tax Disclosures” (“ASU 2023-09”), as clarified by ASU 2025-01, ASC Subtopic 2025-01 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which increases transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect that the adoption of this ASU will have on its condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, ASC Subtopic 326 “Financial Instruments — Credit Losses” (“ASU 2024-03”) provides a practical expedient that allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Note 3 — Revenue Recognition

The following table provides information about contract assets and liabilities from contracts with customers:

			Change
(dollars in thousands)	June 30, 2025	December 31, 2024	$	%
Contract assets	$4,102	$1,383	$2, 719	197%
Contract liabilities	$116,499	$116,724	$(225)	0%

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

(in thousands)	June 30, 2025
Beginning balance	$116,724
Additions	92,725
Recognized in revenue	(92,478)
Changes in estimate of transaction price	(472)
Ending balance	$116,499

Revenues include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amounts included in the beginning of period contract liabilities balance	$8,057	$4,474	$20,115	$16,885
Amounts associated with performance obligations satisfied in previous periods	$3,448	$—	$3,484	$42

It is anticipated that deferred revenue as of June 30, 2025 will be recognized in the following periods ending December 31:

(in thousands)
2025	$10,365
2026	13,950
2027	18,544
2028	23,905
2029	20,207
$86,971

As of June 30, 2025, there was $19.0 million in consideration received for charging credits, for which the timing of revenue recognition is uncertain. The Company expects to recognize revenue for these amounts as customers use their charging credits over the next 2.8 years.

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of June 30, 2025 and December 31, 2024, there was $10.6 million and $8.6 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

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

The Company has estimated operating lease commitments of $38.5 million for leases where the Company has not yet taken possession of the underlying asset as of June 30, 2025. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of June 30, 2025. The Company’s lease costs consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs
Charging network cost of sales	$2,784	$1,987	$5,445	$3,761
Other cost of sales	696	734	1,386	1,389
General and administrative expenses	953	1,099	2,082	2,173
Variable lease costs
Charging network cost of sales	653	667	1,183	1,113
General and administrative expenses	33	42	46	66
	$5,119	$4,529	$10,142	$8,502

As of June 30, 2025, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2025	$7,087
2026	16,729
2027	16,495
2028	16,390
2029	16,394
2030	15,793
Thereafter	50,923
Total undiscounted operating lease payments	139,811
Less: imputed interest	(44,980)
Total discounted operating lease liabilities	$94,831

Other supplemental and cash flow information consisted of the following:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Weighted-average remaining lease term (in years)	8.5	8.9
Weighted-average discount rate	9.4%	9.4%
Cash paid for amounts included in measurement of operating lease liabilities	$8,990	$3,800
ROU assets obtained in exchange for new operating lease liabilities	$10,073	$12,656

Lessor Accounting

Operating Leases

The Company leases charging equipment, charging stations and other technical installations, and subleases properties leased from Site Hosts to third parties. Initial lease terms are generally one to 10 years and may contain renewal options.

For operating leases, the underlying asset is carried at its carrying value as property and equipment, net, or included in operating lease ROU assets on the condensed consolidated balance sheets. The Company’s operating lease income consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Ancillary revenue
Operating lease income	$1,459	$746	$3,530	$1,309
Sublease income	71	213	108	480
	$1,530	$959	$3,638	$1,789

As of June 30, 2025, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2025	$1,208
2026	1,879
2027	1,637
2028	1,318
$6,042

The components of charging equipment, charging stations, and subleased host sites leased to third parties under operating leases, which are included within the Company’s property and equipment, net, and operating lease ROU assets were as follows as of:

(in thousands)	June 30, 2025	December 31, 2024
Charging station equipment and installation costs	$15,007	$7,233
Less: accumulated depreciation	(3,169)	(2,419)
Property and equipment, net	$11,838	$4,814

Operating lease ROU assets	$3,159	$7,915

Sales-Type Leases

The Company enters into sales-type leases with third-parties for charging equipment and charging stations. The Company did not have any sales-type leases prior to 2025. The following table presents amounts included in the condensed consolidated statements of operations related to income (loss) generated from sales-type leases:

Three and Six Months
(in thousands)	Ended June 30, 2025
Ancillary revenue	$5,269
Other cost of sales	2,769
Gross margin	$2,500

Minimum discounted lease payments due under sales-type leases were as follows as of June 30, 2025 for the periods ending December 31:

(in thousands)
2025	$289
2026	578
2027	578
2028	578
2029	578
2030	578
Thereafter	2,191
Total expected sales-type lease payments	5,370
Less: imputed interest	(341)
Total net investment in sales-type leases	$5,029

The following table presents amounts included in the condensed consolidated balance sheets related to sales-type leases:

(in thousands)	June 30, 2025
Prepaid and other current assets
Net investment in lease, current	$578
Other assets
Net investment in lease, noncurrent	4,451
Total sales-type lease assets	$5,029

During the three and six months ended June 30, 2025, the Company derecognized $2.8 million of leased assets and recognized net investment in lease of $5.3 million under sales-type lease arrangements. No impairments of net investment in lease were recognized during the three and six months ended June 30, 2025.

Note 5 — Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Charging station installation costs	$292,717	$278,069
Charging station equipment	187,740	177,221
Construction in process	52,105	53,144
Charging equipment	41,744	35,739
Software	27,211	22,286
Office equipment, vehicles and other	1,619	1,533
Total property, equipment and software	603,136	567,992
Less accumulated depreciation and amortization	(187,422)	(153,024)
Property, equipment and software, net	$415,714	$414,968

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales
Depreciation of property and equipment	$17,527	$13,379	$36,370	$25,754
Amortization of capital-build liability	(3,185)	(2,230)	(6,073)	(4,246)
General and administrative expenses
Depreciation of property and equipment	75	139	159	256
Amortization of software	1,448	1,795	2,882	3,653
Impairment expense	3,713	1,756	4,616	4,061
(Gain) loss on disposal of property and equipment, net of insurance recoveries	(394)	1,001	(98)	1,436
	$19,184	$15,840	$37,856	$30,914

Note 6 — Intangible Assets, Net

Intangible assets, net, consisted of the following as of June 30, 2025:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(18,881)	$22,619	6.6 years
Developed technology	14,000	(5,170)	8,830	9.0 years
User base	11,000	(10,933)	67	0.1 years
Trade name	5,000	(1,639)	3,361	11.0 years
	$71,500	$(36,623)	$34,877

Amortization of intangible assets was $1.9 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively. Amortization of intangible assets was $3.9 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively.

Note 7 — Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the commercial charging stations and other equipment and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)	June 30, 2025
Beginning balance	$23,793
Liabilities incurred	834
Accretion expense	1,306
Change in estimate	923
Liabilities settled	(1,259)
Ending balance	$25,597

Note 8 — Long-Term Debt

On December 12, 2024, EVgo Swift Borrower LLC (“Swift Borrower”), a Delaware limited liability company and subsidiary of the Company, entered into a guarantee agreement with the DOE as guarantor (the “Guarantee Agreement”) for a term loan facility entered into by Swift Borrower with the Federal Financing Bank (“FFB”) (the “DOE Loan”). As of June 30, 2025, the outstanding balance under this loan was $96.5 million, which includes $2.4 million in paid-in-kind interest. As of June 30, 2025, Swift Borrower had $960.2 million of principal remaining available to borrow under the Guarantee Agreement, subject to the satisfaction of customary conditions. As of December 31, 2024, there were no amounts outstanding under the DOE Loan.

As of June 30, 2025, payments due on long-term debt for the periods ending December 31, were as follows:

(in thousands)
2030	$2,360
Thereafter	94,180
Long-term debt	$96,540

Amortization of debt issuance costs, net of capitalized interest, is included in interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, $24.0 million and $23.2 million, respectively, in deferred issuance costs was included in prepaids and other current assets and other assets on the condensed consolidated balance sheets in connection with the DOE Loan and the credit agreement entered into in July 2025 (see Note 17). Annual amortization of the DOE Loan costs is $1.4 million until maturity of the DOE Loan. The weighted average interest rate on the Company’s borrowings for the three and six months ended June 30, 2025 was 5.76% and 5.80%, respectively. There was no interest expense related to debt issuance costs during the three and six months ended June 30, 2024. Interest expense related to the Company’s long-term debt consisted of the following:

	June 30, 2025
(in thousands)	Three Months Ended	Six Months Ended
Paid-in-kind interest	$1,355	$2,360
Amortization of deferred debt issuance costs	341	682
Capitalized interest	(808)	(1,641)
Total interest expense	$888	$1,401

Note 9 — Equity

ATM Program

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of June 30, 2025, the Company had $183.5 million of remaining capacity under the ATM Program.

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

Under the GM Agreement, EVgo is required to install a total of 2,850 charger stalls by June 30, 2028, 79.3% of which were required to be installed by June 30, 2025. As of June 30, 2025, the Company had 42 stalls left to install in order to meet its quarterly charger-installation milestone. The discrepancy came as a result of the Company’s transition to supplying Flagship Stalls and it expects to meet its cumulative charger-installation milestone by December 31, 2025. The Company has shared its plan build expectations with GM and did not receive a deficiency notice within 30 days of June 30, 2025. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with reservations and certain EVgo services at a discounted rate and branding on chargers. The contract is accounted for under ASC 606, which includes performance obligations related to reservations, memberships, and branding. The capital-build program is considered a set-up activity and not a performance obligation under ASC 606.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger stall-installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event EVgo fails to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages. As of June 30, 2025, the potential amount of liquidated damages is estimated to be $3.9 million.

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

Purchase Commitments

As of June 30, 2025, EVgo had $61.6 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, of which $58.2 million were short-term in nature. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders.

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

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2025 and December 31, 2024.

The estimated fair value of the Company's long-term debt was based on Level 3 inputs, which are comprised of interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 30, 2025, the fair value of long-term debt was $98.1 million compared to the carrying value of $96.5 million, which excludes deferred debt issuance costs and includes paid-in-kind interest. The long-term debt was valued using a discounted cash flow model. Assumptions used in the valuation of the long-term debt were as follows as of June 30, 2025:

June 30, 2025
Interest payment frequency	Quarterly
First interest payment date	March 15, 2030
Credit spread (semi-annual)	1.37%
Risk-free interest rate	U.S. Constant Maturity Treasury

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2025		December 31, 2024
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$108,125	1	$101,125
Liabilities
Earnout liability	3	$374	3	$942
Warrant liability — Public Warrants	1	3,289	1	7,987
Warrant liability — Private Placement Warrants	3	747	3	1,753
Total liabilities		$4,410		$10,682

The earnout liability was valued using the Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability were as follows as of:

	June 30, 2025	December 31, 2024
Stock price	$3.65	$4.05
Risk-free interest rate	4.0%	4.2%
Expected restriction period (in years)	1.0	1.5
Expected volatility	90%	90%
Dividend rate	—%	—%

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

As of June 30, 2025 and December 31, 2024, the Private Placement Warrants were valued using the Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo method simulation methodology are as follows:

	June 30, 2025	December 31, 2024
Stock price	$3.65	$4.05
Risk-free interest rate	4.0%	4.2%
Expected term (in years)	1.0	1.5
Expected volatility	97%	105%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2024	$942	$1,753
Change in fair value of liability	(568)	(1,006)
Fair value as of June 30, 2025	$374	$747

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

The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that the tax benefit will not be realized. Management considers all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the timing of the reversal of deferred tax liabilities and other available material evidence. After consideration of all available evidence, management believes that significant uncertainty exists with respect to the future realization of the Company’s deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of June 30, 2025 and December 31, 2024.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception due to its tax loss carryforwards. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

On July 4, 2025, H.B. 1, 119th Congress (2025), also referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. In particular, OBBBA will lead to a sunset of federal incentives for EV purchases after September 30, 2025, and the federal tax credits for alternative fuels such as EV charging will terminate for any locations placed in service after June 30, 2026. EVgo does not expect OBBBA to have a material impact on its condensed consolidated financial statements due to the full valuation allowance currently being maintained.

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

As of June 30, 2025, the Company does not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The unrecorded tax liability related to the redemption is estimated at $33.8 million as of June 30, 2025.

Note 14 — Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Other cost of sales	$109	$111	$201	$198
General and administrative expenses	6,922	5,291	12,324	9,905
Total share-based compensation expense	$7,031	$5,402	$12,525	$10,103

2021 Long Term Incentive Plan

On July 1, 2021, concurrent with the closing of the CRIS Business Combination, the 2021 Long Term Incentive Plan (the “2021 Incentive Plan”), which had been previously approved by stockholders and the Board of Directors, became effective. The 2021 Incentive Plan reserved 33,918,000 shares of the Company’s Class A common stock for issuance to employees, non-employee directors and other service providers pursuant to equity awards granted under the 2021 Incentive Plan. On May 15, 2025, the Company’s stockholders approved an amendment to the 2021 Incentive Plan to reserve an additional 25,000,000 shares of the Company’s Class A common stock. As of June 30, 2025, there were 26,739,853 shares of Class A common stock available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of June 30, 2025. Unless earlier terminated by action of the Company’s Board of Directors, the 2021 Incentive Plan will terminate on March 26, 2031.

Stock Options

The following table summarizes stock option activity:

(shares in thousands)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	457	$7.55	7.8 years	$153
Forfeited	(21)	$7.79
Outstanding and expected to vest as of June 30, 2025	436	$7.53	7.7 years	$105

Exercisable as of June 30, 2025	283	$8.80	7.5 years	$35

As of June 30, 2025, the Company’s unrecognized share-based compensation expense related to stock options was $0.1 million, which is expected to be recognized over a weighted average period of 0.8 years. No stock options were granted or exercised during the three and six months ended June 30, 2025.

Restricted Stock Units

Service-Based Awards

The table below represents the Company’s restricted stock units (“RSU”) activity:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	12,265	$3.88
Granted	9,021	$2.60
Vested	(3,747)	$4.40
Forfeited	(839)	$3.51
Nonvested and outstanding as of June 30, 2025	16,700	$3.09

The total fair value of RSUs vested during the three and six months ended June 30, 2025 were $0.6 million and $16.5 million, respectively. As of June 30, 2025, the Company’s unrecognized share-based compensation expense related to unvested RSUs was $28.5 million, which is expected to be recognized over a weighted average period of 1.5 years.

Market-Based Awards

The table below represents the Company’s market-based restricted stock units (“MSU”) activity:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	942	$2.34
Granted	285	$1.97
Vested	(27)	$2.35
Nonvested as of June 30, 2025	1,200	$2.25

Expected to vest as of June 30, 2025	236	$2.54

No MSUs vested during the three months ended June 30, 2025. The total fair value of MSUs that vested during the six months ended June 30, 2025 was $0.1 million. As of June 30, 2025, the Company’s unrecognized share-based compensation expense related to unvested MSUs was $1.2 million, which is expected to be recognized over a weighted average period of 1.5 years. The grant date fair value for the MSUs was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period. The following assumptions were used for the MSU grants issued during the six months ended June 30, 2025.

Risk-free interest rate	4.1%
Expected dividend yield	—%
Expected volatility	87%
Cost of equity	14%
Remaining time to performance period end date (in years)	5.0

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

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	1,694	$3.05
Granted	2,432	$2.45
Forfeited	(415)	$3.05
Nonvested as of June 30, 2025	3,711	$2.65

Expected to vest as of June 30, 2025	3,313	$2.68

There were no PSUs that vested during the three and six months ended June 30, 2025. As of June 30, 2025, the Company’s unrecognized share-based compensation expense related to unvested PSUs was $6.7 million, which is expected to be recognized over a weighted average period of 2.3 years. The grant date fair value for PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

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

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Nonvested as of December 31, 2024	62	$24.81
Vested	(7)	$51.11
Forfeited	(1)	$51.11
Nonvested as of June 30, 2025	54	$21.00

The time vesting Incentive Units (“Time Vesting Incentive Units”) were fully vested in January 2025. The total grant-date fair value of the Time Vesting Incentive Units that vested during the six months ended June 30, 2025 was $0.4 million. As of June 30, 2025, the Company has recognized all share-based compensation expense related to Time Vesting Incentive Units. As of June 30, 2025, unrecognized share-based compensation expense related to unvested sale vesting Incentive Units (“Sale Vesting Incentive Units”) was $1.1 million, which is contingent upon the occurrence of a sale event.

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

The following table sets forth the computation of basic and diluted net income loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net loss	$(29,821)	$(29,610)	$(56,048)	$(57,803)
Less: net loss attributable to redeemable noncontrolling interest	(16,823)	(19,233)	(31,688)	(37,593)
Net loss attributable to Class A common stockholders	(12,998)	(10,377)	(24,360)	(20,210)
Less: net loss attributable to participating securities	(70)	(70)	(131)	(137)
Net loss attributable to Class A common stockholders, basic and diluted	$(12,928)	$(10,307)	$(24,229)	$(20,073)

Denominator
Weighted average Class A common stock outstanding	134,203	106,303	133,363	105,849
Less: weighted average unvested Earnout Shares outstanding	(719)	(719)	(719)	(719)
Weighted average Class A common stock outstanding, basic and diluted	133,484	105,584	132,644	105,130

Net loss per share to Class A common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.18)	$(0.19)

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

	Three and Six Months Ended June 30,
(in thousands)	2025	2024
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	16,700	13,274
MSUs	236	1,558
PSUs	2,229	—
Stock options	436	567
	37,699	33,497

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since the volume-weighted average price of the share did not equal or exceed at least $15.00  as of June 30, 2025 and 2024. There were 1.0 million and 0.9 million MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of June 30, 2025 and 2024. There were 1.5 million PSUs that were excluded from the computation of diluted EPS as their performance conditions would not have been met as of June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, EVgo Holdings held 172,800,000 EVgo OpCo Units in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and the same number of shares of Class B common stock, representing a 56.4% and 56.9% interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 9). The following is a reconciliation of changes in the redeemable noncontrolling interest.

(in thousands)
Balance as of December 31, 2024	$699,840
Equity-based compensation attributable to redeemable noncontrolling interest	18
Net loss attributable to redeemable noncontrolling interest	(31,688)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(37,450)
Balance as of June 30, 2025	$630,720

Note 17 – Subsequent Events

Credit Agreement

On July 23, 2025 (the “Voyager Closing Date”), EVgo Voyager Borrower LLC (the “Voyager Borrower”), a subsidiary of the Company, entered into a credit agreement (as it may be amended from time to time, the “Credit Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent and the lenders (the “Lenders”) and other parties thereto from time to time.

The Credit Agreement provides for a term facility of up to $300 million, consisting of (i) a $225 million committed term loan facility (the “Commitments”) with a maturity date of July 23, 2030 and (ii) a $75 million uncommitted incremental term loan facility (the “Incremental Facility”). The Borrower may borrow a loan (each, a “Loan”) on a monthly basis under the Credit Agreement (each, a “Borrowing”) at any time beginning on the Closing Date and ending on the earliest of (i) the third anniversary of the Closing Date, (ii) the date on which Loans have been made in an amount greater than or equal to 95% of the original aggregate amount of the Commitments as of the Closing Date, and (iii) the date the Commitments are otherwise terminated under the Credit Agreement (the “Voyager Availability Period”). Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including contribution to Voyager Borrower by EVgo Services of the electric vehicle fast charging stalls (the “Stalls”) to which the applicable Borrowing relates, delivery of a Borrowing notice and the ongoing accuracy of certain representations and warranties. Voyager Borrower submitted its first request for a Borrowing of approximately $48.4 million on the Closing Date and received such Borrowing on July 24, 2025 (the “Initial Borrowing”).

All proceeds from the Credit Agreement will be used to reimburse EVgo Services for up to 60% of certain costs associated with the construction, installation and deployment of the Stalls contributed to Voyager Borrower by EVgo Services pursuant to the terms of the Credit Agreement and pay for certain transaction costs. The Loans are expected to support more than 1,900 Stalls nationwide (the “Project”), including the buildout of more than 1,500 new Stalls and 400 Stalls that EVgo Services contributed from its existing public network to Voyager Borrower as collateral in connection with the Initial Borrowing. Under the terms of the Credit Agreement, EVgo Services may contribute additional Stalls or cash to Voyager Borrower from time to time during the Voyager Availability Period. EVgo Services will provide charge point operator services to Voyager Borrower in connection with the Project for the duration of the Credit Agreement.

Beginning on the last business day of the first full calendar quarter to occur after the Voyager Closing Date, Voyager Borrower will be required to make quarterly payments of principal and/or interest to the Lenders. Loans under the Credit Agreement may, at the election of Voyager Borrower, be in the form of a SOFR Loan or an ABR Loan (each as defined in the Credit Agreement). SOFR Loans bear interest a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus (i) 3.250% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 3.500% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. ABR Loans bear interest at a rate per annum equal to ABR (as defined in the Credit Agreement) plus (i) 2.250% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 2.500% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. Subject to certain conditions, including the existence of no events of default, Voyager Borrower may voluntarily prepay any or all of the principal outstanding under the Credit Agreement. Additionally, upon the occurrence of certain mandatory prepayment events set forth in the Credit Agreement, Voyager Borrower may be required to prepay certain amounts outstanding under the Credit Agreement. Voyager Borrower’s obligations to the Lenders under the Credit Agreement are required to be secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of Voyager Borrower and the equity interests of Voyager Borrower.

30C Tax Credits

In August 2025, the Company transferred EVgo OpCo’s 2024 30C income tax credits for gross cash proceeds of approximately $17.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 and 2023 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause our actual results to differ materially from our expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.

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

Specifically, charging network revenue is earned through the following streams:

●	Charging Revenue, Retail: We sell electricity directly to drivers who access our publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from us. Our chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. Our offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attracting tenants, employees, customers and visitors, and achieving sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with us through our owner and/or operator model, in which we are responsible for the development, construction, and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that we pay in exchange for use of the site.
●	Charging Revenue, Commercial: High volume fleet customers, such as transportation networking companies or delivery services and rideshares, can access our charging infrastructure through our vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements, we contract with and bill either the fleet owner directly or an individual fleet driver utilizing our chargers.

●	Charging Revenue, OEM: We offer OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. We contract directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access our public charger network. Other related services currently provided to OEMs by us include co-marketing, data services and digital application services. Our OEM relationships are a core customer-acquisition channel.
●	Regulatory Credit Sales: As a charging station owner and operator, we earn regulatory credits, such as LCFS credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure program in California. These credits are generated through charging station operations based on the volume of kWh sold. We earn additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.
●	Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations including branding, memberships, reservations and the expiration of unused charging credits. Revenues from branding are recognized over time as the services are performed and measurement is recognized straight-line over the performance period. For memberships and reservations, revenue is recognized over time and measured based on the charging activity of subscriber members at each measurement period. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

We generate non-charging network revenue from the following streams:

●	eXtend Revenue: Through EVgo eXtend, we provide hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through our mobile app, among other options. For some EVgo eXtend customers, we also provide grant application support and related services.
●	Ancillary Revenue: In addition to offering access to our public network, we offer dedicated charging solutions to autonomous vehicle and other fleets. Through our fleet offerings, we develop, build, and service charging assets for fleets, including through off-site charging hubs that we have secured without requiring a fleet to directly incur capital expenditures. We offer a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for provision of charging services. We enter into operating and sales-type leases with our dedicated fleet customers. We also offer a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, loyalty programs, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations as well as all services provided under PlugShare such as data, research and advertising services.

Key Components of Results of Operations

Revenue

Our revenue is generated across various business lines. The majority of our revenue is generated from the sale of charging services, which are comprised of retail, commercial and OEM business lines, and our eXtend offering. In addition, we generate ancillary revenue through services provided to dedicated fleets, which includes both operating and sales-type lease structures, the sale of data services and consumer retail services. We also offer network services to

OEM customers, including branding and memberships. Finally, as a result of owning and operating the EV charging stations, we earn regulatory credits such as LCFS credits, which are sold to generate additional revenue.

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

Interest Expense

Interest expense consists of interest expense from the amortization of deferred debt issuance costs and interest expense incurred on long-term debt, net of amounts capitalized.

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

The following table presents network throughput and the number of DC Stalls on the EVgo Public Network:

	June 30,
	2025	2024
Network throughput on the EVgo Public Network (GWh) for the three months ended[1]	88	65
Network throughput on the EVgo Public Network (GWh) for the six months ended[1,2]	172	117
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.5	3.1

¹ During the fourth quarter of 2024, network throughput and DC Stalls were updated to represent the EVgo Public Network. Previously reported amounts have been updated to conform to the current presentation.

² Numbers may not recalculate on a year-to-date basis due to rounding.

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

Geopolitical and Macroeconomic Environment

The current administration has initiated, and may continue to initiate, a series of new policies, including but not limited to tariffs and global trade initiatives, tax laws and environmental policies, which may impact our business. During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors, such as the conflicts in Ukraine and the Middle East, which have led to disruptions, instability and volatility in global markets and industries and will likely continue to lead to geopolitical instability, market uncertainty and supply disruptions.

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

The current economic environment remains uncertain, and the extent to which our operating and financial results for future periods will be impacted by the conflicts in Ukraine, Iran, Israel and the broader Middle East region, rates of inflation, instability in the financial services sector, supply-chain disruptions, governmental implementation of tariffs or other changes in restrictions on trade and efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time. In addition, continued long lead times of grid equipment such as transformers may impact our development cycle.

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

The OBBBA, signed into law on July 4, 2025, makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently do not expect the OBBBA to have a material impact on our condensed consolidated financial statements.

Government EV Initiatives

The U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives that promote EV adoption and related EV charging infrastructure. However, tax incentives may expire, grant programs will end when the allocated funding from the IIJA or other funding sources are exhausted or may be impacted as a matter of potential change in regulatory or legislative policy. In particular, OBBBA will lead to a sunset of federal incentives for EV purchases after September 30, 2025, and the federal tax credits for alternative fuels such as EV charging will terminate for any locations placed in service after June 30, 2026.

In addition to state and federal incentives, utilities offer rebates or other incentive programs, typically called “make-ready” programs, to incentivize the development of EV charging infrastructure. These are not impacted by changes in federal policy.

Technology Risks

We rely on numerous internally developed technologies, including through a joint development agreement with Delta, and externally sourced hardware and software technologies to operate our network and generate earnings. We engage a variety of third-party vendors for non-proprietary hardware and software components and software-as-a-service elements. Our ability to continue to integrate our technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine our sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem will become obsolete and that we will be required to make significant investments to continue to effectively operate our business. For example, SAE International, a standards-developing organization for automotive engineering professionals, has recently approved the SAE J3400  industry standard (also known as NACS) for production. We began adding NACS connectors to our fast-charging network in early 2025 and intend to continue this effort; however, continued integration of NACS connectors in future charger installations and on certain existing chargers will require investment and management attention to select chargers which properly balance expectations of existing customers while attracting new users who prefer to use NACS connectors.

Management believes that our business model is well-positioned to enable us to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.

Sales of Regulatory Credits

We derive revenue from selling regulatory credits earned for participating in LCFS programs, or other similar carbon or emissions trading schemes, in various jurisdictions in the U.S. The sale of these credits is based on market prices. These credits are exposed to various market and supply and demand dynamics which can drive price volatility and which are difficult to predict. Price fluctuations in credits may have a material effect on future results of operations. The availability of such credits depends on continued governmental support for these programs. If these programs are modified, reduced or eliminated, our ability to generate this revenue in the future would be adversely impacted. We are currently monitoring the impact of a set of amendments to strengthen California’s LCFS program, which went into effect on July 1, 2025. In addition to California, we are also monitoring implementation of New Mexico’s program and a number of Clean Fuels proposals being contemplated in state legislatures across the U.S.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The table below presents our results of operations:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Revenue
Charging, retail	$32,779	$22,336	$10,443	47%
Charging, commercial[1]	8,573	6,176	2,397	39%
Charging, OEM	7,908	3,638	4,270	117%
Regulatory credit sales	2,450	1,749	701	40%
Network, OEM	118	1,627	(1,509)	(93)%
Total charging network	51,828	35,526	16,302	46%
eXtend	37,385	27,667	9,718	35%
Ancillary[1]	8,817	3,426	5,391	157%
Total revenue	98,030	66,619	31,411	47%
Cost of sales
Charging network[1]	32,545	23,056	9,489	41%
Other[1]	37,235	26,016	11,219	43%
Depreciation, net of capital-build amortization	14,342	11,149	3,193	29%
Total cost of sales	84,122	60,221	23,901	40%
Gross profit	13,908	6,398	7,510	117%
Operating expenses
General and administrative	40,596	33,827	6,769	20%
Depreciation, amortization and accretion	4,124	4,958	(834)	(17)%
Total operating expenses	44,720	38,785	5,935	15%
Operating loss	(30,812)	(32,387)	1,575	5%
Other income (expense)
Interest expense	(909)	—	(909)	*
Interest income	1,718	2,064	(346)	(17)%
Other income (expense), net	5	(8)	13	163%
Change in fair value of earnout liability	(180)	101	(281)	(278)%
Change in fair value of warrant liabilities	360	677	(317)	(47)%
Total other income, net	994	2,834	(1,840)	(65)%
Loss before income tax expense	(29,818)	(29,553)	(265)	(1)%
Income tax expense	(3)	(57)	54	95%
Net loss	(29,821)	(29,610)	(211)	(1)%
Less: net loss attributable to redeemable noncontrolling interest	(16,823)	(19,233)	2,410	13%
Net loss attributable to Class A common stockholders	$(12,998)	$(10,377)	$(2,621)	(25)%

Gross margin	14.2%	9.6%
Operating margin	(31.4)%	(48.6)%
Network throughput (GWh) on the EVgo Public Network	88	65
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.5	3.1

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

Revenue

Total revenue for the three months ended June 30, 2025 increased $31.4 million, or 47%, to $98.0 million compared to $66.6 million for the three months ended June 30, 2024. As further discussed below, the increase in revenue was primarily due to a $10.4 million increase in retail charging revenue, a $9.7 million increase in eXtend revenue, and a $5.4 million increase in ancillary revenue, and a $4.3 million increase in OEM charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the three months ended June 30, 2025 increased $10.4 million, or 47%, to $32.8 million compared to $22.3 million for the three months ended June 30, 2024. Period-over-period growth was primarily due to increases in pricing and an overall increase in throughput volume from a greater number of customers.

Charging Revenue, Commercial. Charging revenue, commercial, for the three months ended June 30, 2025 increased $2.4 million, or 39%, to $8.6 million compared to $6.2 million for the three months ended June 30, 2024. Period-over-period growth was primarily due to higher charging volumes from a greater number of public fleet customers, more throughput per customer and increases in pricing.

Charging Revenue, OEM. Charging revenue, OEM, for the three months ended June 30, 2025 increased $4.3 million, or 117%, to $7.9 million compared to $3.6 million for the three months ended June 30, 2024. Period-over-period growth was primarily due to a greater number of customer enrollments from our OEM partners.

Regulatory Credit Sales. Regulatory credit sales for the three months ended June 30, 2025 increased $0.7 million, or 40%, to $2.5 million compared to $1.7 million for the three months ended June 30, 2024 due to increased throughput resulting in additional credit generation.

Network Revenue, OEM. Network revenue, OEM, for the three months ended June 30, 2025 decreased $1.5 million, or 93%, to $0.1 million compared to $1.6 million for the three months ended June 30, 2024. The period-over-period decrease was primarily due to decreased breakage realized during the three months ended June 30, 2025 related to an OEM program that ended during the three months ended June 30, 2025.

eXtend Revenue. eXtend revenue for the three months ended June 30, 2025 increased $9.7 million, or 35%, to $37.4 million compared to $27.7 million for the three months ended June 30, 2024. The increase was primarily due to a $9.9 million increase in equipment sales and a $0.6 million in consulting revenue, partially offset by $1.4 million in lower construction projects in process or completed in the current period compared to the same prior-year period.

Ancillary Revenue. Ancillary revenue for the three months ended June 30, 2025 increased $5.4 million, or 157%, to  $8.8 million compared to $3.4 million for the three months ended June 30, 2024. The increase was primarily due to $5.3 million of revenue recognized from a sales-type lease arrangement with a dedicated fleet customer during the three months ended June 30, 2025 combined with a $0.7 million increase in other revenue for dedicated fleet customers, partially offset by a $0.3 million decrease in research revenue and a $0.2 million decrease in licensing revenue compared to the same prior-year period.

Cost of Sales

Charging Network. Charging network cost of sales for the three months ended June 30, 2025 increased $9.5 million, or 41%, to $32.5 million compared to $23.1 million for the three months ended June 30, 2024. The increase in charging network cost was primarily due to a $5.9 million increase in energy costs resulting from increased throughput, a $2.2 million increase in maintenance costs, and a $0.9 million increase in fixed site-related costs due to the growth of our charging network.

Other. Other cost of sales for the three months ended June 30, 2025 increased $11.2 million, or 43%, to $37.2 million compared to $26.0 million for the three months ended June 30, 2024. The increase in other cost of sales was primarily due to an $8.4 million increase to support our eXtend revenue and a $2.8 million in costs for a sales-type lease arrangement with a dedicated fleet customer, which were partially offset by a $0.3 million decrease in costs related to ancillary construction revenue.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended June 30, 2025 increased $3.2 million, or 29%, to $14.3 million compared to $11.1 million for the three months ended June 30, 2024 due to the growth of our charging network.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2025 increased $7.5 million to $13.9 million, compared to $6.4 million for the three months ended June 30, 2024. Gross margin for the three months ended June 30, 2025 and 2024 was 14.2% and 9.6%, respectively.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2025 increased $6.8 million, or 20%, to $40.6 million compared to $33.8 million for the three months ended June 30, 2024. The increase was primarily driven by a $4.3 million increase in payroll costs due to the increase in headcount, a $2.0 million increase in impairment expense, and a $0.9 million increase in software costs.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended June 30, 2025 decreased $0.8 million, or 17%, to $4.1 million compared to $5.0 million for the three months ended June 30, 2024. The decrease was primarily due to $0.7 million in decreased amortization related to intangible assets, and a $0.3 million decrease in amortization related to software.

Operating Loss and Operating Margin

During the three months ended June 30, 2025, we had an operating loss of $30.8 million, an improvement of $1.6 million, or 5%, compared to $32.4 million for the three months ended June 30, 2024. Operating margin for the three months ended June 30, 2025 was negative 31.4% compared to negative 48.6% for the three months ended June 30, 2024 primarily due to improved gross margin and improved leveraging of operating expenses.

Interest Expense

Interest expense for the three months ended June 30, 2025 was $0.9 million, due to $1.4 million in paid-in-kind interest and $0.3 million from the amortization of deferred debt issuance costs related to our DOE Loan entered into in December 2024, partially offset by capitalized interest of $0.8 million. There was no interest expense incurred during the three months ended June 30, 2024.

Interest Income

Interest income for the three months ended June 30, 2025 decreased $0.3 million, or 17%, to $1.7 million compared to $2.1 million for the three months ended June 30, 2024. The decrease was primarily due to the decreased cash held by us and lower interest rates during the three months ended June 30, 2025 compared to the same prior-year period.

Other Income (Expense), Net

Other income (expense), net, for the three months ended June 30, 2025 and 2024 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended June 30, 2025, there was a $0.2 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $0.8 million gain for the three months ended June 30 2024. The change between periods was primarily due to a smaller decrease in the fair value of the warrant and earnout liabilities during the three months ended June 30, 2025 compared to the same prior year period. See “Part I, Item 1: Financial Statements – Note 11 – Fair Value Measurements” for more information.

Income Taxes

For the three months ended June 30, 2025 and 2024, our income taxes and effective tax rates were de minimis. As of June 30, 2025 and 2024, we maintained a full valuation allowance on our net deferred tax assets.

Net Loss Attributable to Class A Common Stockholders

Net loss attributable to Class A common stockholders for the three months ended June 30, 2025 was $13.0 million, compared to $10.4 million for the three months ended June 30 2024. The increase was primarily driven by a $2.4 million decrease in net loss attributable to redeemable noncontrolling interest as a result of their decreased ownership percentage impacted by the redemption of OpCo Units, which occurred in December 2024 and a $1.8 million decrease in other income, net, partially offset by the $1.6 million improvement in our operating loss compared to the same prior-year period.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The table below presents our results of operations:

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Revenue
Charging, retail	$62,794	$40,662	$22,132	54%
Charging, commercial[1]	16,356	11,283	5,073	45%
Charging, OEM	13,166	6,370	6,796	107%
Regulatory credit sales	5,236	3,783	1,453	38%
Network, OEM	1,374	5,050	(3,676)	(73)%
Total charging network	98,926	67,148	31,778	47%
eXtend	60,873	46,818	14,055	30%
Ancillary[1]	13,518	7,811	5,707	73%
Total revenue	173,317	121,777	51,540	42%
Cost of sales
Charging network[1]	62,154	41,766	20,388	49%
Other[1]	57,635	45,264	12,371	27%
Depreciation, net of capital-build amortization	30,297	21,508	8,789	41%
Total cost of sales	150,086	108,538	41,548	38%
Gross profit	23,231	13,239	9,992	75%
Operating expenses
General and administrative	79,224	68,053	11,171	16%
Depreciation, amortization and accretion	8,219	9,943	(1,724)	(17)%
Total operating expenses	87,443	77,996	9,447	12%
Operating loss	(64,212)	(64,757)	545	1%
Other income
Interest expense	(1,426)	—	(1,426)	*
Interest income	3,412	4,337	(925)	(21)%
Other expense, net	—	(17)	17	100%
Change in fair value of earnout liability	568	309	259	84%
Change in fair value of warrant liabilities	5,704	2,395	3,309	138%
Total other income, net	8,258	7,024	1,234	18%
Loss before income tax expense	(55,954)	(57,733)	1,779	3%
Income tax expense	(94)	(70)	(24)	(34)%
Net loss	(56,048)	(57,803)	1,755	3%
Less: net loss attributable to redeemable noncontrolling interest	(31,688)	(37,593)	5,905	16%
Net loss attributable to Class A common stockholders	$(24,360)	$(20,210)	$(4,150)	(21)%

Gross margin	13.4%	10.9%
Operating margin	(37.0)%	(53.2)%
Network throughput (GWh) on the EVgo Public Network	172	117
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.5	3.1

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

Revenue

Total revenue for the six months ended June 30, 2025 increased $51.5 million, or 42%, to $173.3 million compared to $121.8 million for the six months ended June 30, 2024. As further discussed below, the increase in revenue was primarily due to a $22.1 million increase in retail charging revenue, a $14.1 million increase in eXtend revenue, a $6.8 million increase in OEM charging revenue, a $5.7 million increase in ancillary revenue, and a $5.1 million increase in commercial charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the six months ended June 30, 2025 increased $22.1 million, or 54%, to $62.8 million compared to $40.7 million for the six months ended June 30, 2024. Period-over-period growth was primarily due to an overall increase in throughput volume from a greater number of customers and more throughput per customer.

Charging Revenue, Commercial. Charging revenue, commercial, for the six months ended June 30, 2025 increased $5.1 million, or 45%, to $16.4 million compared to $11.3 million for the six months ended June 30, 2024. Period-over-period growth was primarily due to higher charging volumes from a greater number of public fleet customers and more throughput per customer.

Charging Revenue, OEM. Charging revenue, OEM, for the six months ended June 30, 2025 increased $6.8 million, or 107%, to $13.2 million compared to $6.4 million for the six months ended June 30, 2024. Period-over-period growth was primarily due to a greater number of customer enrollments from our OEM partners and higher throughput per customer.

Regulatory Credit Sales. Regulatory credit sales for the six months ended June 30, 2025 increased $1.5 million, or 38%, to $5.2 million compared to $3.8 million for the six months ended June 30, 2024 due to increased throughput resulting in additional credit generation.

Network Revenue, OEM. Network revenue, OEM, for the six months ended June 30, 2025 decreased $3.7 million, or 73%, to $1.4 million compared to $5.1 million for the six months ended June 30, 2024. The period-over-period decrease was primarily due to decreased breakage realized during the six months ended June 30, 2025 related to an OEM program that ended in 2025.

eXtend Revenue. eXtend revenue for the six months ended June 30, 2025 increased $14.1 million, or 30%, to $60.9 million compared to $46.8 million for the six months ended June 30, 2024. The increase was primarily due to a $10.4 million increase due to more construction projects in process or completed and, to a lesser extent, an increase due to the recognition of certain construction change order costs that were incurred in a prior year, an increase of $1.9 million in equipment sales, a $0.9 million increase in operating and maintenance revenue, and a $0.9 million increase in consulting revenue compared to the same prior-year period.

Ancillary Revenue. Ancillary revenue for the six months ended June 30, 2025 increased $5.7 million, or 73%,  to  $13.5 million compared to $7.8 million for the six months ended June 30, 2024. The increase was primarily due to $5.3 million of revenue recognized from a sales-type lease arrangement with a dedicated fleet customer during the six months ended June 30, 2025 combined with a $3.0 million increase in other revenue from dedicated fleet customers, partially offset by a $1.4 million decrease in equipment sales and a $0.7 million decrease in construction revenue compared to the same prior-year period.

Cost of Sales

Charging Network. Charging network cost of sales for the six months ended June 30, 2025 increased $20.4 million, or 49%, to $62.2 million compared to $41.8 million for the six months ended June 30, 2024. The increase in charging network cost was primarily due to a $13.2 million increase in energy costs resulting from increased throughput, a $3.9 million increase in maintenance costs, and a $2.3 million increase in site-related costs due to the growth of our charging network.

Other. Other cost of sales for the six months ended June 30, 2025 increased $12.4 million, or 27%, to $57.6 million compared to $45.3 million for the six months ended June 30, 2024. The increase in other cost of sales was primarily due to a $10.8 million increase in costs to support our eXtend revenue and $2.8 million of cost of sales recognized from a sales-type lease arrangement with a dedicated fleet customer, which were partially offset by a $1.7 million decrease in costs related to ancillary construction and equipment sales compared to the same prior-year period.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the six months ended June 30, 2025 increased $8.8 million, or 41%, to $30.3 million compared to $21.5 million for the six months ended June 30, 2024 due to the growth of our charging network.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2025 increased $10.0 million to $23.2 million, compared to $13.2 million for the six months ended June 30, 2024. Gross margin for the six months ended June 30, 2025 and 2024 was 13.4% and 10.9%, respectively.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2025 increased $11.2 million, or 16%, to $79.2 million compared to $68.1 million for the six months ended June 30, 2024. The increase was primarily driven by a $10.9 million increase in payroll costs due to an increase in headcount and a $1.4 million increase in software costs compared to the same prior-year period.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the six months ended June 30, 2025 decreased $1.7 million, or 17%, to $8.2 million compared to $9.9 million for the six months ended June 30, 2024. The decrease was primarily due to a $1.3 million decrease in amortization related to intangible assets and a $0.8 million decrease in amortization related to software.

Operating Loss and Operating Margin

During the six months ended June 30, 2025, we had an operating loss of $64.2 million, an improvement of $0.5 million, or 1%, compared to $64.8 million for the six months ended June 30, 2024. Operating margin for the six months ended June 30, 2025 was negative 37.0% compared to negative 53.2% for the six months ended June 30, 2024 primarily due to improved gross margin and improved leveraging of operating expenses.

Interest Expense

Interest expense for the six months ended June 30, 2025 was $1.4 million, due to $2.4 million in paid-in-kind interest and $0.7 million from the amortization of deferred debt issuance costs related to our DOE Loan, which was entered into in December 2024, partially offset by capitalized interest of $1.6 million. There was no interest expense incurred during the six months ended June 30, 2024.

Interest Income

Interest income for the six months ended June 30, 2025 decreased $0.9 million, or 21%, to $3.4 million compared to $4.3 million for the six months ended June 30, 2024. The decrease was primarily due to the decreased cash held by us and lower interest rates during the six months ended June 30, 2025 compared to the same prior-year period.

Other Expense, Net

Other expense, net, for the six months ended June 30, 2025 and 2024 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For the six months ended June 30, 2025, there was a $6.3 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $2.7 million gain for the six months ended June 30, 2024. The change between periods was primarily due to a larger decrease in the fair value of the warrant and earnout liabilities during the six months ended June 30, 2025 compared to the same prior year period.

Income Taxes

For the six months ended June 30, 2025 and 2024, our income taxes and effective tax rates were de minimis. As of June 30, 2025 and 2024, we maintained a full valuation allowance on our net deferred tax assets.

Net Loss Attributable to Class A Common Stockholders

Net loss attributable to Class A common stockholders for the six months ended June 30, 2025 was $24.4 million, compared to $20.2 million for the six months ended June 30, 2024. The increase was primarily driven by the decreased net loss attributable to redeemable noncontrolling interest as a result of their decreased ownership percentage impacted by the redemption of OpCo Units, which occurred in December 2024, partially offset by the $1.2 million increase in other income, net.

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

The following unaudited table presents a reconciliation of Charging Network Gross Profit and Charging Network Gross Margin to the most directly comparable GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP total charging network revenue[1]	$51,828	$35,526	$98,926	$67,148
GAAP charging network cost of sales[1]	32,545	23,056	62,154	41,766
Charging Network Gross Profit	$19,283	$12,470	$36,772	$25,382
Charging Network Gross Margin	37.2%	35.1%	37.2%	37.8%

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

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP revenue	$98,030	$66,619	$173,317	$121,777
GAAP cost of sales	84,122	60,221	150,086	108,538
GAAP gross profit	$13,908	$6,398	$23,231	$13,239
GAAP cost of sales as a percentage of revenue	85.8%	90.4%	86.6%	89.1%
GAAP gross margin	14.2%	9.6%	13.4%	10.9%

Adjusted Cost of Sales adjustments
Depreciation, net of capital-build amortization	$14,342	$11,149	$30,297	$21,508
Share-based compensation	109	111	201	198
Total Adjusted Cost of Sales adjustments	$14,451	$11,260	$30,498	$21,706

Adjusted Cost of Sales	$69,671	$48,961	$119,588	$86,832
Adjusted Cost of Sales as a Percentage of Revenue	71.1%	73.5%	69.0%	71.3%

Adjusted Gross Profit	$28,359	$17,658	$53,729	$34,945
Adjusted Gross Margin	28.9%	26.5%	31.0%	28.7%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP revenue	$98,030	$66,619	$173,317	$121,777

GAAP general and administrative expenses	$40,596	$33,827	$79,224	$68,053
GAAP general and administrative expenses as a percentage of revenue	41.4%	50.8%	45.7%	55.9%

Less adjustments:
Share-based compensation	$6,922	$5,291	$12,324	$9,905
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	3,319	2,757	4,518	5,497
Bad debt expense	58	81	651	311
Other[1]	—	66	140	2,218
Total adjustments	10,299	8,195	17,633	17,931
Adjusted General and Administrative Expenses	$30,297	$25,632	$61,591	$50,122
Adjusted General and Administrative Expenses as a Percentage of Revenue	30.9%	38.5%	35.5%	41.2%

¹ For the six months ended June 30, 2025, comprised primarily of nonrecurring professional fees related to the Secondary Offering, which closed on December 18, 2024. For the six months ended June 30, 2024, comprised primarily of costs related to the reorganization of our resources previously announced by us on January 17, 2024.

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP revenue	$98,030	$66,619	$173,317	$121,777

GAAP net loss	$(29,821)	$(29,610)	$(56,048)	$(57,803)
GAAP net loss margin	(30.4%)	(44.4%)	(32.3%)	(47.5%)

EBITDA adjustments:
Depreciation, net of capital-build amortization	14,417	11,288	30,456	21,764
Amortization	3,330	4,342	6,754	8,805
Accretion	719	477	1,306	882
Interest expense	909	—	1,426	—
Interest income	(1,718)	(2,064)	(3,412)	(4,337)
Income tax expense	3	57	94	70
EBITDA	(12,161)	(15,510)	(19,424)	(30,619)
EBITDA Margin	(12.4%)	(23.3%)	(11.2%)	(25.1%)

Adjusted EBITDA Adjustments:
Share-based compensation	7,031	5,402	$12,525	$10,103
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	3,319	2,757	4,518	5,497
Loss on investments	—	—	—	5
Bad debt expense	58	81	651	311
Change in fair value of earnout liability	180	(101)	(568)	(309)
Change in fair value of warrant liabilities	(360)	(677)	(5,704)	(2,395)
Other¹	—	66	140	2,218
Total Adjusted EBITDA adjustments	10,228	7,528	11,562	15,430
Adjusted EBITDA	$(1,933)	$(7,982)	$(7,862)	$(15,189)
Adjusted EBITDA Margin	(2.0%)	(12.0%)	(4.5%)	(12.5%)

¹ For the six months ended June 30, 2025, comprised primarily of nonrecurring professional fees related to the Secondary Offering, which closed on December 18, 2024. For the six months ended June 30, 2024, comprised primarily of costs related to the reorganization of our resources previously announced by us on January 17, 2024.

The following unaudited table presents a reconciliation of Capital Expenditures, Net of Capital Offsets, to the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP capital expenditures	$26,199	$24,196	$41,191	$45,267
Less capital offsets:
OEM infrastructure payments	$1,898	$5,956	$6,873	$11,782
Proceeds from capital-build funding	7,180	4,459	9,051	6,139
Total capital offsets	9,078	10,415	15,924	17,921
Capital Expenditures, Net of Capital Offsets	$17,121	$13,781	$25,267	$27,346

Liquidity and Capital Resources

We have a history of operating losses and negative operating cash flows. As of June 30, 2025, we had $183.4 million of cash, cash equivalents and restricted cash and working capital of $134.2 million. As of December 31, 2024, we had $120.5 million of cash, cash equivalents and restricted cash and working capital of $94.0 million. Our net cash inflow for the six months ended June 30, 2025 was $62.9 million. We believe our cash, cash equivalents, and restricted cash on hand as of June 30, 2025 are sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

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

DOE Loan

On December 12, 2024, Swift Borrower entered into the Guarantee Agreement with the DOE as guarantor. See Part I, Item 1, “Financial Statements — Note 8 — Long-Term Debt” for additional information. The DOE Loan is structured as a senior secured loan facility of up to $1.248 billion, consisting of $1.05 billion of principal and up to $193 million of capitalized interest. The DOE Loan provides that Swift Borrower may draw on the DOE Loan, each such draw, an Advance, at any time during the Availability Period. Advances under the DOE Loan are subject to the satisfaction of customary conditions, including certification of compliance with the loan documents and specified legal requirements and the ongoing accuracy of representations and warranties. As the current administration continues to review and adopt policies that impact the EV sector, there is a risk that changes in regulatory, executive or legislative policy could result in delays or otherwise unduly affect our ability to obtain further Advances under the DOE Loan.

As of June 30, 2025, Swift Borrower has $960.2 million of principal remaining available to it that it can borrow, subject to the satisfaction of customary conditions. All proceeds from the DOE Loan will be used to reimburse us for up to 80% of certain costs associated with the construction, installation and deployment of approximately 7,500 new DC Stalls nationwide. At the closing of the DOE Loan, we contributed 1,594 DC Stalls from our existing public network to Swift Borrower as collateral and we may be required to contribute additional DC Stalls or cash to Swift Borrower from time to time. We, through our subsidiary, EVgo Services, will provide charge point operator services to Swift Borrower for the duration of the DOE Loan. Cash received from revenues generated from the contributed DC Stalls is restricted to ensure that we have sufficient funds to keep the contributed stations operational and make our required debt service and fee payments.

The DOE Loan matures on January 7, 2042. Beginning on March 15, 2030 and March 15, 2032, Swift Borrower will be required to make quarterly payments of interest and principal, respectively, to the FFB. Interest rates are fixed at the applicable long-dated U.S. Treasury rate plus a combined liquidity spread and risk-based charge of approximately 1.2% in the aggregate, and accrued interest is capitalized until the end of the Availability Period. Subject to certain conditions, including the existence of no events of default, Swift Borrower may voluntarily prepay any or all of the principal outstanding under the DOE Loan. Additionally, in the event of a Mandatory Prepayment Event (as defined in the Guarantee Agreement), Swift Borrower shall be required to prepay certain amounts outstanding under the DOE Loan. Swift Borrower’s obligations to the DOE and FFB under the DOE Loan are secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of Swift Borrower and the equity interests of Swift Borrower.

Credit Agreement

On July 23, 2025, Voyager Borrower entered into the Credit Agreement. The Credit Agreement provides for a term facility of up to $300 million, consisting of (i) the Commitment and (ii) the Incremental Commitment. Voyager Borrower may make Borrowings under the Credit Agreement at any time during the Voyager Availability Period. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including contribution to Voyager Borrower by EVgo Services of the electric vehicle fast charging stalls to which the applicable Borrowing relates, delivery of a Borrowing notice and the ongoing accuracy of certain representations and warranties. Voyager Borrower submitted its first request for a Borrowing of approximately $48.4 million on the Closing Date and received such Borrowing on July 24, 2025.

All proceeds from the Credit Agreement will be used to reimburse EVgo Services for up to 60% of certain costs associated with the construction, installation and deployment of the stalls contributed to Voyager Borrower by EVgo Services pursuant to the terms of the Credit Agreement and pay for certain transaction costs. The Loans are expected to support more than 1,900 stalls nationwide, including the buildout of more than 1,500 new stalls and 400 stalls that EVgo Services contributed from its existing public network to Voyager Borrower as collateral in connection with the initial borrowing. Under the terms of the Credit Agreement, EVgo Services may contribute additional stalls or cash to Voyager Borrower from time to time during the Voyager Availability Period. EVgo Services will provide charge point operator services to Voyager Borrower in connection with the project for the duration of the Credit Agreement.

Beginning on the last business day of the first full calendar quarter to occur after the Voyager Closing Date, Voyager Borrower will be required to make quarterly payments of principal and/or interest to the Lenders. Loans under the Credit Agreement may, at the election of Voyager Borrower, be in the form of a SOFR Loan or an ABR Loan (each as defined in the Credit Agreement). SOFR Loans bear interest a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus (i) 3.250% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 3.500% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. ABR Loans bear interest at a rate per annum equal to ABR (as defined in the Credit Agreement) plus (i) 2.250% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 2.500% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. Subject to certain conditions, including the existence of no events of default, Voyager Borrower may voluntarily prepay any or all of the principal outstanding under the Credit Agreement. Additionally, upon the occurrence of certain mandatory prepayment events set forth in the Credit Agreement, Voyager Borrower may be required to prepay certain amounts outstanding under the Credit Agreement. Voyager Borrower’s obligations to the Lenders under the Credit Agreement are required to be secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of Voyager Borrower and the equity interests of Voyager Borrower.

30C Credits

The Company has historically benefitted from the availability of 30C income tax credits, which effectively subsidizes the cost of placing our charging stations in service. The IRA revised the 30C income tax credits to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. The OBBBA accelerated the phase-out of IRA credits and 30C income tax credits are now scheduled to expire early on June 30, 2026 for any property placed in service after that date. In August 2025, the Company transferred EVgo OpCo’s 2024 30C income tax credits for gross cash proceeds of approximately $17.4 million.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows provided by (used in) operating activities	$3,843	$(6,526)
Cash flows used in investing activities	(41,167)	(45,115)
Cash flows provided by financing activities	100,189	5,231
Net increase (decrease) in cash, cash equivalents and restricted cash	$62,865	$(46,410)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025 was $3.8 million compared to cash used in operating activities of $6.5 million for the six months ended June 30, 2024. The year-over-year change primarily reflected a $14.5 million increase in cash flows from accrued liabilities, a $13.9 million increase in cash flows from accounts receivable, net, and a $7.1 million increase in depreciation, amortization and accretion. This was offset by an $11.0 million decrease in cash flows from accounts payable, a $6.0 million decrease in cash flows from prepaids and other current assets and other assets and a $5.7 million decrease in cash flows from deferred revenue.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 was $41.2 million, compared to $45.1 million for the six months ended June 30, 2024. The decrease was primarily driven by a decrease in capital expenditures.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $100.2 million compared to $5.2 million for the six months ended June 30, 2024. The increase was driven primarily by $94.2 million in proceeds from long-term debt and an increase of $2.9 million in proceeds from capital build funding received during the six months ended June 30, 2025 compared to the same prior-year period.

Working Capital

Our working capital as of June 30, 2025 was $134.2 million, compared to $94.0 million as of December 31, 2024. The increase was driven primarily by a $37.2 million increase in cash and cash equivalents, a $19.2 million increase in restricted cash, current, and a $6.1 million increase in prepaids and other current assets, partially offset by a $14.0 million decrease in account receivable, net, a $10.4 million increase in accrued liabilities, and a $1.5 million decrease in accounts receivable, capital-build.

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

Revenue Recognition

We have elected not to use the practical expedient that allows you to combine non-lease components from lease components, which provide the customer with the right to use an identified asset, in the measurement of liabilities for all asset classes. The right to use an underlying asset is a separate lease component if (1) the lessee can benefit from the right to use the underlying asset either on its own or together with other resources that are readily available, and (2) the right to use the underlying asset is neither highly dependent on nor highly interrelated with other rights to use other underlying assets in the arrangement. We recognize revenue from lease components of lease contracts in accordance with ASC 842, Leases, and non-lease components of lease contracts and customer contracts in accordance with ASC 606, Revenue from Contracts with Customers. Contract consideration for lease contracts is generally allocated between non-lease and lease components based on the relative SSP.

Lease Accounting

As a lessor, we enter into agreements to lease charging equipment, charging stations and other technical installations to third parties. At the inception of a lease contract, we determine whether it is an operating, sales-type or direct financing lease. The leases generally provide for fixed monthly payments and sometimes include provisions for contingent variable rent. Fixed payments received under lease agreements for lease components of operating leases are recognized on a straight-line basis over the lease term and are reported in ancillary revenue in the condensed consolidated statements of operations.

Income (loss) on sales associated with sales-type leases are recognized when control of the underlying asset is transferred to the lessee (“commencement date”) and collection of the lease payments is considered probable. The income (loss) on sale is calculated as (1) the fair value of the underlying asset (or the sum of the lease receivables and any prepaid lease payments by lessee, if lower) (“sales price”); minus (2) the carrying amount of the underlying asset net of any unguaranteed residual asset; minus (3) any deferred initial direct costs of the lessor (2 and 3 are collectively referred to as the “cost of sales”). The sales price is reported in ancillary revenue and the cost of sales is reported in other cost of sales in the condensed consolidated statements of operations.

If collectibility of the financing receivables is not considered probable at the commencement date, we will not derecognize the underlying asset but will recognize lease payments received, including variable lease payments, as a deposit liability until the earlier of either of the following: (a) collectibility of the lease payments, plus any amount necessary to satisfy a residual value guarantee provided by the lessee, becomes probable; or (b) either of the following events occurs: (i) the contract has been terminated and the lease payments received from the lessee are nonrefundable; or (ii) we have repossessed the underlying asset, we have no further obligation under the contract to the lessee, and the lease payments received from the lessee are nonrefundable. We will then derecognize the carrying amount of the underlying asset, derecognize the carrying amount of any deposit liability recognized, recognize a net investment in the lease on the basis of the remaining lease payments and remaining lease term, using the rate implicit in the lease determined at the commencement date, and recognize the income (loss) on sale.

If collectibility of the financing receivables is considered probable at the commencement date, any subsequent deterioration in the lessee’s credit quality would require that the net investment in lease be subject to an impairment analysis, which may result in recording an impairment charge.

Non-Lease Accounting

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

Recent Accounting Pronouncements

For a discussion of our recently adopted accounting pronouncements, see Part I, Item 1, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” as of and for the three and six months ended June 30, 2025 and 2024.

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

Additionally, following the CRIS Business Combination, we qualified as an SRC as defined under the Exchange Act. As of June 30, 2025, the market value of shares of our common stock held by non-affiliates was more than $250 million, and our annual revenue during the most recently completed fiscal year was more than $100 million. Thus, as of July 1, 2025, we no longer qualified as an SRC. However, we expect to continue to rely on exemptions from certain disclosure requirements that are available to SRCs through the Annual Report on Form 10-K for the year ending December 31, 2025, consistent with the SEC’s rules and related guidance under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are relying on the scaled disclosure requirements available to SRCs. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

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

Under the supervision of our Board of Directors and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, or the “certifying officers”, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. The certifying officers concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2025; accordingly, we are implementing additional policies and procedures to remediate these shortcomings as outlined in Part II, Item 9A, “Controls and Procedures“ in our Annual Report on Form 10-K for year ended December 31, 2024.

Notwithstanding the identified material weakness, we believe the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the remediation progress described in Part II, Item 9A, “Controls and Procedures” in the Annual Report, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended June 30, 2025 by any of our Section 16 officers or directors.

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

EVgo Inc.

Date:	August 5, 2025	By:	/s/ Badar Khan
		Name:	Badar Khan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2025	By:	/s/ Paul Dobson
		Name:	Paul Dobson
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)