Form 10-Q
period 2025-09-30
EVgo Inc.
filed 2025-11-10
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, the Registrant had 135,182,733 shares of Class A common stock and 172,800,000 shares of Class B common stock outstanding.

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

“Quarterly Report” means this Quarterly Report on Form 10-Q for the period ended September 30, 2025.

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

“Warrants” means the Private Placement Warrants and the Public Warrants.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting our performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “ability,” “build,” “develop,” “drive,” “goal,” “likely, “maintain,” “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “elect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,” “potential,” “forecast,” “strategy,” “budget,” “target,” “if,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on our current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in our filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can it assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:

●	changes adversely affecting our business;
●	our dependence on the widespread adoption of EVs and growth of the EV and EV charging markets;
●	our reliance on the DOE Loan and the Credit Agreement for the growth of our business, our ability to fully draw on the DOE Loan and the Credit Agreement, and our ability to comply with covenants and other terms of the DOE Loan and the Credit Agreement;
●	competition from existing and new competitors;
●	our ability to expand into new service markets, grow our customer base and manage our operations;
●	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in our revenue and results of operations;
●	unfavorable conditions or disruptions in the capital and credit markets and our ability to obtain additional financing on commercially reasonable terms;
●	our ability to generate cash, service indebtedness, and incur additional indebtedness;
●	evolving domestic and foreign government laws, regulations, rules and standards that impact our business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs and any reduction, modification or elimination of such programs, such as the enactment of the OBBBA, which addresses, among other things, the termination of the 30C income tax credit, other changes in policy under the current administration and 119th Congress and the potential changes in tariffs or sanctions and escalating trade wars;
●	our ability to adapt our assets and infrastructure to changes in industry and regulatory standards and market demands related to EV charging;
●	impediments to our expansion plans, including permitting and utility-related delays;
●	our ability to integrate any businesses we acquire;
●	our ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;

●	our dependence on third parties, including hardware and software vendors and service providers, utilities and permit-granting entities;
●	supply chain disruptions, elevated rates of inflation and other increases in expenses, including as a result of the implementation of tariffs by the U.S. and other countries;
●	safety and environmental requirements or regulations that may subject us to unanticipated liabilities or costs;
●	our ability to enter into and maintain valuable partnerships with Site Hosts, OEMs, fleet operators and suppliers;
●	our ability to meet charger and other infrastructure installation targets, including those required under partnership agreements;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to identify and complete suitable acquisitions or other strategic transactions to meet our goals and integrate key businesses we acquire;
●	the impact of general economic or political conditions, including associated changes in monetary policy such as elevated interest rates, evolving tariff or other changes in trade policy, and geopolitical events such as the conflict in Ukraine and tensions in the Middle East region, on us and our industry, including our ability to manage such matters and their effects on consumers and customers; and
●	other factors detailed under the section entitled Part II, Item 1A, “Risk Factors” and in our other periodic filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
(in thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$181,327	$117,273
Restricted cash, current	12,151	3,239
Accounts receivable, net of allowance of $1,416 and $1,196 as of September 30, 2025 and December 31, 2024	40,085	45,849
Accounts receivable, capital-build	13,827	17,732
Prepaids and other current assets	37,338	21,282
Total current assets	284,728	205,375
Restricted cash, noncurrent	7,656	—
Property, equipment and software, net	435,417	414,968
Operating lease right-of-use assets	103,402	89,295
Other assets	35,960	24,321
Intangible assets, net	33,616	38,750
Goodwill	31,052	31,052
Total assets	$931,831	$803,761

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$16,157	$13,031
Accrued liabilities	58,331	42,953
Operating lease liabilities, current	7,381	7,326
Deferred revenue, current	44,418	46,258
Earnout liability, at fair value	374	—
Warrant liabilities, at fair value	3,462	—
Long-term debt, current	1,242	—
Other current liabilities	2,063	1,842
Total current liabilities	133,428	111,410
Operating lease liabilities, noncurrent	97,229	83,043
Asset retirement obligations	25,675	23,793
Capital-build liability	52,481	51,705
Deferred revenue, noncurrent	70,147	70,466
Earnout liability, at fair value	—	942
Warrant liabilities, at fair value	—	9,740
Long-term debt, noncurrent	156,055	—
Other long-term liabilities	7,591	8,931
Total liabilities	542,606	360,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	September 30, 2025	December 31, 2024
(in thousands, except share data)	(unaudited)
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	$817,344	$699,840

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 134,003,176 and 129,973,698 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of September 30, 2025 and December 31, 2024, respectively	13	13
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 172,800,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	17	17
Accumulated deficit	(428,149)	(256,139)
Total stockholders’ deficit	(428,119)	(256,109)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$931,831	$803,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue
Charging, retail	$35,296	$26,656	$98,090	$67,318
Charging, commercial	9,070	7,581	25,426	18,864
Charging, OEM	6,417	4,305	19,583	10,675
Regulatory credit sales	2,753	2,191	7,989	5,974
Network, OEM	2,249	1,278	3,623	6,328
Total charging network	55,785	42,011	154,711	109,159
eXtend	31,913	21,912	92,786	68,730
Ancillary	4,601	3,612	18,119	11,423
Total revenue	92,299	67,535	265,616	189,312

Cost of sales
Charging network	36,136	27,675	98,290	69,441
Other	29,677	21,950	87,312	67,214
Depreciation, net of capital-build amortization	13,926	11,542	44,223	33,050
Total cost of sales	79,739	61,167	229,825	169,705
Gross profit	12,560	6,368	35,791	19,607

Operating expenses
General and administrative	43,402	33,114	122,626	101,167
Depreciation, amortization and accretion	3,242	5,043	11,461	14,986
Total operating expenses	46,644	38,157	134,087	116,153
Operating loss	(34,084)	(31,789)	(98,296)	(96,546)

Other income (expense)
Interest expense	(1,905)	—	(3,331)	—
Interest income	1,843	1,809	5,255	6,146
Other expense, net	(2)	(1)	(2)	(18)
Change in fair value of earnout liability	—	(374)	568	(65)
Change in fair value of warrant liabilities	574	(2,910)	6,278	(515)
Total other income (expense), net	510	(1,476)	8,768	5,548
Loss before income tax benefit (expense)	(33,574)	(33,265)	(89,528)	(90,998)
Income tax benefit (expense)	5,218	(25)	5,124	(95)
Net loss	(28,356)	(33,290)	(84,404)	(91,093)
Less: net loss attributable to redeemable noncontrolling interest	(15,971)	(21,581)	(47,659)	(59,174)
Net loss attributable to Class A common stockholders	$(12,385)	$(11,709)	$(36,745)	$(31,919)

Net loss per share to Class A common stockholders, basic and diluted	$(0.09)	$(0.11)	$(0.27)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2025

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	129,974	$13	172,800	$17	$—	$(256,139)	$(256,109)
Share-based compensation	—	—	—	—	5,879	—	5,879
Issuance of Class A common stock under share-based compensation plans	3,558	0	—	—	0	—	—
Shares withheld for taxes	(220)	0	—	—	(528)	—	(528)
Net loss¹	—	—	—	—	—	(11,362)	(11,362)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	225,346	225,346
Balance, March 31, 2025	133,312	13	172,800	17	5,351	(42,155)	(36,774)
Share-based compensation	—	—	—	—	7,529	—	7,529
Issuance of Class A common stock under share-based compensation plans	216	0	—	—	0	—	—
Shares withheld for taxes	(2)	0	—	—	(1)	—	(1)
Net loss²	—	—	—	—	—	(12,998)	(12,998)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(12,879)	(175,017)	(187,896)
Balance, June 30, 2025	133,526	13	172,800	17	—	(230,170)	(230,140)
Share-based compensation	—	—	—	—	7,527	—	7,527
Issuance of Class A common stock under share-based compensation plans	502	0	—	—	0	—	—
Shares withheld for taxes	(25)	0	—	—	(89)	—	(89)
Net loss³	—	—	—	—	—	(12,385)	(12,385)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(7,438)	(185,594)	(193,032)
Balance, September 30, 2025	134,003	$13	172,800	$17	$—	$(428,149)	$(428,119)

¹ Excludes $14.9 million of net loss attributable to redeemable noncontrolling interest.
² Excludes $16.8 million of net loss attributable to redeemable noncontrolling interest.
³ Excludes $16.0 million of net loss attributable to redeemable noncontrolling interest.

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

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(84,404)	$(91,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	55,684	48,036
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	8,927	6,228
Share-based compensation	19,558	15,473
Change in fair value of earnout liability	(568)	65
Change in fair value of warrant liabilities	(6,278)	515
Paid-in-kind interest, amortization of deferred debt issuance costs, net of capitalized interest	2,603	—
Gain on sales-type lease	(2,787)	—
Other	16	5
Changes in operating assets and liabilities
Accounts receivable, net	5,764	(512)
Prepaids and other current assets and other assets	(14,762)	(2,051)
Operating lease assets and liabilities, net	135	45
Accounts payable	(1,369)	210
Accrued liabilities	2,625	3,121
Deferred revenue	(2,159)	15,008
Other current and noncurrent liabilities	(1,970)	10,525
Net cash (used in) provided by operating activities	(18,985)	5,575
Cash flows from investing activities
Capital expenditures	(67,343)	(71,102)
Proceeds from insurance for property losses	24	234
Net cash used in investing activities	(67,319)	(70,868)
Cash flows from financing activities
Proceeds from long-term debt	153,536	—
Proceeds from capital-build funding	14,095	11,879
Contribution from redeemable noncontrolling interest	9,563	—
Payments of withholding tax on net issuance of restricted stock units	(618)	—
Payments of deferred debt issuance costs	(9,650)	(2,326)
Net cash provided by financing activities	166,926	9,553
Net increase (decrease) in cash, cash equivalents and restricted cash	80,622	(55,740)
Cash, cash equivalents and restricted cash, beginning of period	120,512	209,146
Cash, cash equivalents and restricted cash, end of period	$201,134	$153,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Beginning of period
Cash and cash equivalents	$117,273	$208,674
Restricted cash, current	3,239	472
Total cash, cash equivalents and restricted cash, beginning of period	$120,512	$209,146

End of period
Cash and cash equivalents	$181,327	$141,934
Restricted cash, current	12,151	11,472
Restricted cash, noncurrent	7,656	—
Total cash, cash equivalents and restricted cash, end of period	$201,134	$153,406

Supplemental cash flow data
Interest paid	$703	$—

Supplemental disclosure of noncash investing and financing activities
Non-cash adjustments to redeemable noncontrolling interest	$155,582	$168,518
Capital expenditures in accounts payable and accrued liabilities	$30,595	$13,197
Non-cash increase in capital-build	$10,219	$18,032
Deferred debt issuance costs in accounts payable, accrued liabilities, other current liabilities and other liabilities	$9,635	$1,016
Paid-in-kind interest	$3,761	$—
Property and equipment derecognized for net investment in sales-type lease	$2,857	$—
Interest capitalized to property, equipment and software	$2,631	$—
Non-cash increase in asset retirement obligations	$1,960	$797
Share-based compensation capitalized to property, equipment and software	$1,395	$1,029

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report.

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

The Company had one customer that comprised 31.5% of the Company’s total net accounts receivable as of September 30, 2025. The Company had two customers that collectively comprised 41.7% of the Company’s total net accounts receivable as of December 31, 2024. For the three months ended September 30, 2025 and 2024, one customer represented 34.3% and 32.1%, respectively, of total revenue. For the nine months ended September 30, 2025 and 2024, one customer represented 34.8% and 36.1%, respectively, of total revenue.

For the three months ended September 30, 2025 and 2024, two and three vendors provided 89.1% and 90.8% of EVgo’s total charging equipment, respectively. For the nine months ended September 30, 2025 and 2024, two vendors provided 91.8% and 86.6% of EVgo’s total charging equipment, respectively.

Reclassifications

During the third quarter of 2025, the Company combined charging station installation costs and charging station equipment into charging stations, and charging equipment was combined with construction in process. During the fourth quarter of 2024, the Company reclassified revenues earned through our dedicated charging solutions to fleets from commercial charging revenue to ancillary revenue. In addition, the associated costs for those revenues were reclassified from charging network cost of sales to other cost of sales. Previously reported amounts have been updated to conform to the current period presentation.

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

As of September 30, 2025 and December 31, 2024, the Company had $19.3 million (of which $7.7 million was noncurrent) and $2.8 million, respectively, of restricted cash associated with long-term debt (see Note 8). The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company's condensed consolidated balance sheets of $0.4 million as of September 30, 2025 and December 31, 2024, associated with the construction of its charging stations. The Company also had $0.1 million in restricted cash as of September 30, 2025 and December 31, 2024, related to a credit card agreement.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect an account receivable have failed, the account receivable is written off against the allowance for doubtful accounts. Unbilled contract receivables, for which performance obligations have been met, were $6.4 million and $5.8 million as of September 30, 2025 and December 31, 2024, respectively.

Lease Accounting – Sales Type Leases

Gain (loss) from sales-type leases, which is recognized at lease commencement when control transfers to the lessee and collectibility is considered probable, equals the sales price (fair value or lease receivable, if lower) less the carrying value of the asset and deferred initial direct costs. The sales price is included in ancillary revenue and the related cost of sales is included in other cost of sales. If collectibility is not considered probable at lease commencement, the asset is not derecognized and lease payments received are recorded as a deposit liability until either: (a) collectibility becomes probable, or (b) the lease is terminated or the asset is repossessed and payments are nonrefundable. At that point, the asset and liability are derecognized, and a net investment in lease and sale income (loss) is recognized. If collectibility is initially probable but the lessee’s credit quality later deteriorates, the net investment in lease is assessed for impairment, and a charge may be recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operations/network operations	$13,742	$12,467	$41,848	$40,266
Other general and administrative	14,654	9,735	36,631	28,535
Technology and development	10,083	7,625	29,223	21,861
Sales and marketing	4,923	3,287	14,924	10,505
General and administrative expenses	$43,402	$33,114	$122,626	$101,167

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. The Company adopted ASU 2025-07 with an effective date of January 1, 2025, on a prospective basis and the adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, ASC Subtopic 326 “Financial Instruments — Credit Losses” (“ASU 2025-05”), which provides a practical expedient that allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In September 2025, the FASB issued ASU 2025-06, ASC Subtopic 350 “Intangibles — Goodwill and Other — Internal-Use Software” (“ASU 2025-06”), which provides targeted improvements to the accounting for internal-use software by eliminating stage-based rules for cost capitalization and replacing them with a principles-based framework aligned with modern software development practices. The update also clarifies the disclosure framework for capitalized software costs and is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its condensed consolidated financial statements.

Note 3 — Revenue Recognition

The following table provides information about contract assets and liabilities from contracts with customers:

			Change
(dollars in thousands)	September 30, 2025	December 31, 2024	$	%
Contract assets	$8,056	$1,383	$6,673	483%
Contract liabilities	$114,565	$116,724	$(2,159)	(2)%

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

(in thousands)	September 30, 2025
Beginning balance	$116,724
Additions	131,952
Recognized in revenue	(133,639)
Changes in estimate of transaction price	(472)
Ending balance	$114,565

Revenues include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amounts included in the beginning of period contract liabilities balance	$7,340	$3,011	$27,455	$19,896
Amounts associated with performance obligations satisfied in previous periods	$—	$—	$3,484	$42

It is anticipated that deferred revenue as of September 30, 2025 will be recognized in the following periods ending December 31:

(in thousands)
2025	$5,058
2026	12,630
2027	14,326
2028	16,561
2029	36,030
$84,605

As of September 30, 2025, there was $21.9 million in consideration received for charging credits, for which the timing of revenue recognition is uncertain. The Company expects to recognize revenue for these amounts as customers use their charging credits over the next 3.0 years.

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of September 30, 2025 and December 31, 2024, there was $8.1 million and $8.6 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.

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

The Company has estimated operating lease commitments of $39.2 million for leases where the Company has not yet taken possession of the underlying asset as of September 30, 2025. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of September 30, 2025. The Company’s lease costs consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs
Charging network cost of sales	$2,934	$2,142	$8,379	$5,903
Other cost of sales	698	792	2,084	2,181
General and administrative expenses	1,118	1,167	3,200	3,340
Variable lease costs
Charging network cost of sales	466	702	1,649	1,815
Other cost of sales	—	21	—	21
General and administrative expenses	28	37	74	103
	$5,244	$4,861	$15,386	$13,363

As of September 30, 2025, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2025	$3,092
2026	18,291
2027	18,277
2028	18,209
2029	18,253
2030	17,677
Thereafter	62,831
Total undiscounted operating lease payments	156,630
Imputed interest	(52,020)
Total discounted operating lease liabilities	$104,610

Other supplemental and cash flow information consisted of the following:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Weighted-average remaining lease term (in years)	8.6	9.0
Weighted-average discount rate	9.6%	9.4%
Cash paid for amounts included in measurement of operating lease liabilities	$12,031	$11,061
ROU assets obtained in exchange for new operating lease liabilities	$20,350	$24,490

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

For operating leases, the underlying asset is carried at its carrying value as property and equipment, net, or included in operating lease ROU assets on the condensed consolidated balance sheets. The Company’s operating lease income consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Ancillary revenue
Operating lease income	$787	$435	$4,317	$1,744
Sublease income	75	332	183	812
	$862	$767	$4,500	$2,556

As of September 30, 2025, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2025	$567
2026	1,995
2027	1,754
2028	1,430
$5,746

The components of charging stations and subleased host sites leased to third parties under operating leases, which are included within the Company’s property and equipment, net, and operating lease ROU assets were as follows as of:

(in thousands)	September 30, 2025	December 31, 2024
Charging stations	$16,193	$7,233
Accumulated depreciation	(3,708)	(2,419)
Property and equipment, net	$12,485	$4,814

Operating lease ROU assets	$3,059	$7,915

Sales-Type Leases

The Company enters into sales-type leases with third-parties for charging equipment and charging stations. The Company did not have any sales-type leases prior to 2025. During the nine months ended September 30, 2025, the Company derecognized $2.9 million, of leased assets into cost of sales, other and recognized net investment in lease of $5.6 million in ancillary revenue related to sales-type lease arrangements. Minimum discounted lease payments due under sales-type leases were as follows as of September 30, 2025 for the periods ending December 31:

(in thousands)
2025	$155
2026	621
2027	621
2028	621
2029	621
2030	621
Thereafter	1,932
Total net investment in sales-type leases	$5,192

The following table presents amounts included in the condensed consolidated balance sheets related to sales-type leases:

(in thousands)	September 30, 2025
Prepaid and other current assets
Net investment in lease, current	$621
Other assets
Net investment in lease, noncurrent	4,571
Total sales-type lease assets	$5,192

No impairments of net investment in lease were recognized during the three and nine months ended September 30, 2025.

Note 5 — Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Charging stations	$498,925	$455,290
Construction in process	106,332	88,883
Software	27,759	22,286
Office equipment, vehicles and other	2,197	1,533
Total property, equipment and software	635,213	567,992
Accumulated depreciation and amortization	(199,796)	(153,024)
Property, equipment and software, net	$435,417	$414,968

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales
Depreciation of property and equipment	$17,296	$14,160	$53,666	$39,914
Amortization of capital-build liability	(3,370)	(2,618)	(9,443)	(6,864)
General and administrative expenses
Depreciation of property and equipment	178	164	337	420
Amortization of software	1,264	1,806	4,146	5,459
Impairment expense	2,796	576	7,412	4,637
Loss on disposal of property and equipment, net of insurance recoveries	1,613	155	1,515	1,591
	$19,777	$14,243	$57,633	$45,157

Note 6 — Intangible Assets, Net

Intangible assets, net and excluding fully amortized assets, consisted of the following as of September 30, 2025:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(19,746)	$21,754	6.3 years
Developed technology	14,000	(5,421)	8,579	8.8 years
Trade name	5,000	(1,717)	3,283	10.8 years
	$60,500	$(26,884)	$33,616

Amortization of intangible assets was $1.3 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively. Amortization of intangible assets was $5.1 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 7 — Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the charging stations and other equipment and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)	September 30, 2025
Beginning balance	$23,793
Liabilities incurred	1,037
Accretion expense	1,844
Change in estimate	924
Liabilities settled	(1,923)
Ending balance	$25,675

Note 8 — Long-Term Debt

As of September 30, 2025, payments due on long-term debt for the periods ending December 31, were as follows:

(in thousands)
2026	$1,984
2027	2,968
2028	2,968
2029	2,968
2030	52,230
Thereafter	94,179
Long-term debt	$157,297

Amortization of debt issuance costs, net of capitalized interest, is included in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, $29.3 million and $23.2 million, respectively, in deferred issuance costs was included in prepaids and other current assets and other assets on the condensed consolidated balance sheets in connection with the DOE Loan and the Credit Agreement, which are defined below. It is anticipated that amortization of the deferred issuance costs as of September 30, 2025 will be recognized in the following periods ending December 31:

(in thousands)
2025	$709
2026	2,835
2027	2,835
2028	2,835
2029	2,835
2030	2,187
Thereafter	15,025
Deferred issuance costs	$29,261

There was no interest expense related to debt issuance costs during the three and nine months ended September 30, 2024. Total interest expense related to the Company’s long-term debt consisted of the following:

	September 30, 2025
(in thousands)	Three Months Ended	Nine Months Ended
Interest expense	$2,273	$4,633
Amortization of deferred debt issuance costs	622	1,304
Capitalized interest	(990)	(2,631)
	$1,905	$3,306

DOE Loan

On December 12, 2024, EVgo Swift Borrower LLC (“Swift Borrower”), a Delaware limited liability company and subsidiary of the Company, entered into a guarantee agreement with the DOE as guarantor (“Guarantee Agreement”) for a term loan facility entered into by Swift Borrower with the Federal Financing Bank (“FFB”) (the “DOE Loan”). As of September 30, 2025, the outstanding balance under the DOE Loan was $97.9 million, which includes $3.8 million in paid-in-kind interest. As of September 30, 2025, Swift Borrower had $960.2 million of principal remaining available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. As of December 31, 2024, there were no amounts outstanding under the DOE Loan. The weighted average interest rate on amounts outstanding under the DOE Loan as of September 30, 2025 was approximately 5.76%. In October 2025, Swift Borrower received an advance of $40.9 million.

Credit Agreement

On July 23, 2025 (“Voyager Closing Date”), EVgo Voyager Borrower LLC (the “Voyager Borrower”), a subsidiary of the Company, entered into a credit agreement (as it may be amended from time to time, the “Credit Agreement”) with the Lenders and other parties thereto from time to time. The Credit Agreement provides for a term facility of up to $300 million, consisting of (i) a $225 million committed term loan facility (the “Commitments”) with a maturity date of July 23, 2030 and (ii) a $75 million uncommitted incremental term loan facility (“Incremental Facility”). Voyager Borrower may borrow a loan (each, a “Loan”) two times in any calendar month under the Credit Agreement (each, a “Borrowing”) at any time beginning on the Voyager Closing Date and ending on the earliest of (i) the third anniversary of the Voyager Closing Date, (ii) the date on which Loans have been made in an amount greater than or equal to 95% of the original aggregate amount of the Commitments as of the Voyager Closing Date, and (iii) the date the Commitments are otherwise terminated under the Credit Agreement (the “Voyager Availability Period”). Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including contribution to Voyager Borrower by EVgo Services of the EV fast charging stalls (the “Stalls”) to which the applicable Borrowing relates, delivery of a Borrowing notice and the ongoing accuracy of certain representations and warranties.

All proceeds from the Credit Agreement will be used to reimburse EVgo Services for up to 60% of certain costs associated with the construction, installation and deployment of the Stalls contributed to Voyager Borrower by EVgo Services pursuant to the terms of the Credit Agreement and pay for certain transaction costs. The Loans are expected to support more than 1,900 Stalls nationwide (the “Project”), including the buildout of more than 1,500 new Stalls and 400 Stalls that EVgo Services contributed from its existing public network to Voyager Borrower as collateral in connection with the Initial Borrowing, which is defined below. Under the terms of the Credit Agreement, EVgo Services may contribute additional Stalls or cash to Voyager Borrower from time to time during the Voyager Availability Period. EVgo Services will provide charge point operator services to Voyager Borrower in connection with the Project for the duration of the Credit Agreement.

Beginning on the last business day of the first full calendar quarter to occur after the Voyager Closing Date, Voyager Borrower will be required to make quarterly payments of principal and/or interest to the Lenders. Loans under the Credit Agreement may, at the election of Voyager Borrower, be in the form of a SOFR Loan or an ABR Loan (each as defined in the Credit Agreement). SOFR Loans bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus (i) 3.250% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 3.500% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. ABR Loans bear interest at a rate per annum equal to ABR (as defined in the Credit Agreement) plus (i) 2.250% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 2.500% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter.

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

Voyager Borrower submitted its first request for a Borrowing of approximately $48.4 million on the Voyager Closing Date and received such Borrowing on July 24, 2025 (the “Initial Borrowing”). As of September 30, 2025, the outstanding balance under the Loan was $59.4 million. As of September 30, 2025, Voyager Borrower had $165.6 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of September 30, 2025 was 7.25%.

Note 9 — Equity

ATM Program

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of September 30, 2025, the Company had $183.5 million of remaining capacity under the ATM Program.

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

General Motors Agreement

On July 20, 2020, EVgo entered into a contract with GM (as amended from time to time, the “GM Agreement”) to build fast charger stalls that EVgo will own and operate as part of the Company’s public network. The GM Agreement has been amended several times, to among other things, expand the overall number of charger stalls to be installed from 2,750 to 2,850, adjust charger stall installation targets, extend the completion deadline to June 30, 2028, provide for a payment of $7,000,000 in December 2022 in exchange for EVgo’s agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and additional payments for changes to GM’s charger branding, maintain a specified uptime percentage (described below) over the term of the agreement, and provide certain charging credits to GM EV customers. A certain portion of the charger stalls that EVgo is required to build are required to have additional specifications including increased stall count, hardware requirements, canopies and other features agreed between GM and EVgo (“Flagship Stalls”). Pursuant to the GM Agreement, EVgo is required to meet certain quarterly milestones measured by the number of charger stalls completed, and GM is required to make certain payments based on charger stalls completed.

Under the GM Agreement, EVgo is required to install a total of 2,850 charger stalls by September 30, 2028, 80.4% of which were required to be installed by September 30, 2025. As of September 30, 2025, the Company had 26 stalls left to install in order to meet its quarterly charger-installation milestone. The discrepancy came as a result of the Company’s transition to supplying Flagship Stalls and it expects to meet its cumulative charger-installation milestone by December 31, 2025. The Company has shared its plan build expectations with GM and GM has waived its right to provide a deficiency notice with respect to the quarterly charger-installation milestone ending September 30, 2025. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with a certain aggregate amount of charging credits.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger stall-installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event EVgo fails to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages of up to $1.9 million, as of September 30, 2025.

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

Purchase Commitments

As of September 30, 2025, EVgo had $82.3 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, of which $78.9 million were short-term in nature. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. As of September 30, 2025, EVgo had $15.7 million in other material commitments to third parties.

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

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair value of the Credit Agreement also closely approximates carrying value due to the variable nature of the debt. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2025 and December 31, 2024.

The estimated fair value of the DOE Loan was based on Level 3 inputs, which are comprised of interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 30, 2025, the fair value of the DOE Loan was $99.3 million compared to the carrying value of $97.9 million, which excludes deferred debt issuance costs and includes paid-in-kind interest. The DOE Loan was valued using a discounted cash flow model. Assumptions used in the valuation of the DOE Loan were as follows as of September 30, 2025:

September 30, 2025
Interest payment frequency	Quarterly
First interest payment date	March 15, 2030
Credit spread (semi-annual)	1.4%
Risk-free interest rate	U.S. Constant Maturity Treasury

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2025		December 31, 2024
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$147,125	1	$101,125
Liabilities
Earnout liability	3	$374	3	$942
Warrant liability — Public Warrants	1	2,842	1	7,987
Warrant liability — Private Placement Warrants	3	620	3	1,753
Total liabilities		$3,836		$10,682

The earnout liability was valued using the Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability were as follows as of:

	September 30, 2025	December 31, 2024
Stock price	$4.73	$4.05
Risk-free interest rate	3.8%	4.2%
Expected restriction period (in years)	0.8	1.5
Expected volatility	85%	90%
Dividend rate	—%	—%

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

As of September 30, 2025 and December 31, 2024, the Private Placement Warrants were valued using the Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo method simulation methodology are as follows:

	September 30, 2025	December 31, 2024
Stock price	$4.73	$4.05
Risk-free interest rate	3.8%	4.2%
Expected term (in years)	0.8	1.5
Expected volatility	83%	105%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2024	$942	$1,753
Change in fair value of liability	(568)	(1,133)
Fair value as of September 30, 2025	$374	$620

Note 12 — Income Taxes

The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted through the Company’s ownership in EVgo OpCo. All income (loss) before income taxes is primarily generated in the U.S. The Company’s provision for income taxes reflects the impact of a full valuation allowance on its deferred tax assets and a significant portion of income (loss) being allocated to a nontaxable partnership.

The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that the tax benefit will not be realized. Management considers all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the timing of the reversal of deferred tax liabilities and other available material evidence. After consideration of all available evidence, management believes that significant uncertainty exists with respect to the future realization of the Company’s deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of September 30, 2025 and December 31, 2024.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception due to its tax loss carryforwards. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law and offers tax incentives targeting energy transition and renewables. The alternative fuel refueling property credit under Section 30C of the Internal Revenue Code, which includes EV charging stations (the “30C Credit”), was reinstated in 2022 and extended to apply to any property placed in service beginning January 1, 2023. On July 4, 2025, H.B. 1, 119th Congress (2025), also referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. In particular, OBBBA will lead to a sunset of federal incentives for EV purchases after September 30, 2025, and the federal tax credits for alternative fuels such as EV charging will terminate for any locations placed in service after June 30, 2026. EVgo does not expect OBBBA to have a material impact on its condensed consolidated financial statements due to the full valuation allowance currently being maintained.

During the three and nine months ended September 30, 2025, the Company transferred EVgo OpCo’s 2024 30C Credits for proceeds, net of transaction costs, of $14.8 million. The net proceeds attributable to the non-controlling interest of $9.6 million were contributed to EVgo OpCo. During the three and nine months ended September 30, 2024, the Company transferred EVgo OpCo’s 2023 30C Credits for proceeds, net of transaction costs, of $9.0 million. The net proceeds attributable to the non-controlling interest of $6.6 million were contributed to EVgo OpCo. The Company recognized the income tax benefits related to the transfer of the 2023 30C Credits during the three months ended December 31, 2024 once the substantive indemnification risks expired.

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

As of September 30, 2025, the Company does not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The unrecorded tax liability related to the redemption is estimated at $33.8 million as of September 30, 2025.

Note 14 — Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Other cost of sales	$165	$79	$366	$277
General and administrative expenses	6,868	5,291	19,192	15,196
Total share-based compensation expense	$7,033	$5,370	$19,558	$15,473

2021 Long Term Incentive Plan

The Company’s 2021 Long Term Incentive Plan (the “2021 Incentive Plan”) became effective on July 1, 2021. The 2021 Incentive Plan reserved 33,918,000 shares of the Company’s Class A common stock for issuance to employees, non-employee directors and other service providers pursuant to equity awards granted under the 2021 Incentive Plan. On May 15, 2025, the Company’s stockholders approved an amendment to the 2021 Incentive Plan to reserve an additional 25,000,000 shares of the Company’s Class A common stock. As of September 30, 2025, there were 25,965,218 shares of Class A common stock available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of September 30, 2025. The 2021 Incentive Plan will terminate on March 26, 2031, unless terminated earlier by action of the Company’s Board of Directors.

Stock Options

The following table summarizes stock option activity:

(shares in thousands)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	457	$7.55	7.8 years	$153
Forfeited	(21)	$7.79
Outstanding and expected to vest as of September 30, 2025	436	$7.53	7.5 years	$234

Exercisable as of September 30, 2025	283	$8.80	7.3 years	$78

As of September 30, 2025, the Company’s unrecognized share-based compensation expense related to stock options was $0.1 million, which is expected to be recognized over a weighted average period of 0.7 years. No stock options were granted or exercised during the three and nine months ended September 30, 2025.

Restricted Stock Units

Service-Based Awards

The table below represents the Company’s restricted stock units (“RSU”) activity:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	12,265	$3.88
Granted	9,840	$2.71
Vested	(4,249)	$4.39
Forfeited	(968)	$3.43
Nonvested and outstanding as of September 30, 2025	16,888	$3.10

The total fair value of RSUs vested during the three and nine months ended September 30, 2025 were $2.2 million and $18.6 million, respectively. As of September 30, 2025, the Company’s unrecognized share-based compensation expense related to unvested RSUs was $24.4 million, which is expected to be recognized over a weighted average period of 1.4 years.

Market-Based Awards

The table below represents the Company’s market-based restricted stock units (“MSU”) activity:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	942	$2.34
Granted	285	$1.97
Vested	(27)	$2.35
Nonvested as of September 30, 2025	1,200	$2.25

Expected to vest as of September 30, 2025	236	$2.54

The total fair value of MSUs that vested during three and nine months ended September 30, 2025 was $0.1 million. As of September 30, 2025, the Company’s unrecognized share-based compensation expense related to unvested MSUs was $0.9 million, which is expected to be recognized over a weighted average period of 1.4 years. The grant date fair value for the MSUs was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period. The following assumptions were used for the MSU grants issued during the nine months ended September 30, 2025:

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

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	1,694	$3.05
Granted	2,516	$2.49
Forfeited	(415)	$3.05
Nonvested as of September 30, 2025	3,795	$2.68

Expected to vest as of September 30, 2025	2,217	$2.81

There were no PSUs that vested during the three and nine months ended September 30, 2025. As of September 30, 2025, the Company’s unrecognized share-based compensation expense related to unvested PSUs was $3.8 million, which is expected to be recognized over a weighted average period of 1.9 years. The grant date fair value for PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

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

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Nonvested as of December 31, 2024	62	$24.81
Vested	(7)	$51.11
Forfeited	(1)	$51.11
Nonvested as of September 30, 2025	54	$20.67

The time vesting Incentive Units (“Time Vesting Incentive Units”) were fully vested in January 2025. The total grant-date fair value of the Time Vesting Incentive Units that vested during the nine months ended September 30, 2025 was $0.4 million. As of September 30, 2025, the Company has recognized all share-based compensation expense related to Time Vesting Incentive Units. As of September 30, 2025, unrecognized share-based compensation expense related to unvested sale vesting Incentive Units (“Sale Vesting Incentive Units”) was $1.1 million, which is contingent upon the occurrence of a sale event.

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

The following table sets forth the computation of basic and diluted net income loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net loss	$(28,356)	$(33,290)	$(84,404)	$(91,093)
Less: net loss attributable to redeemable noncontrolling interest	(15,971)	(21,581)	(47,659)	(59,174)
Net loss attributable to Class A common stockholders	(12,385)	(11,709)	(36,745)	(31,919)
Less: net loss attributable to participating securities	(66)	(79)	(197)	(216)
Net loss attributable to Class A common stockholders, basic and diluted	$(12,319)	$(11,630)	$(36,548)	$(31,703)

Denominator
Weighted average Class A common stock outstanding	134,708	106,925	133,816	106,210
Weighted average unvested Earnout Shares outstanding	(719)	(719)	(719)	(719)
Weighted average Class A common stock outstanding, basic and diluted	133,989	106,206	133,097	105,491

Net loss per share to Class A common stockholders, basic and diluted	$(0.09)	$(0.11)	$(0.27)	$(0.30)

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

	Three and Nine Months Ended September 30,
(in thousands)	2025	2024
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	16,888	12,539
MSUs	236	1,609
PSUs	1,905	—
Stock options	436	526
	37,563	32,772

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since the volume-weighted average price of the share did not equal or exceed at least $15.00 as of September 30, 2025 and 2024. There were 1.0 million and 0.9 million MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of September 30, 2025 and 2024, respectively. There were 1.9 million and 1.3 million PSUs that were excluded from the computation of diluted EPS as their performance conditions had not yet been met as of September 30, 2025 and 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, EVgo Holdings held 172,800,000 EVgo OpCo Units in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and the same number of shares of Class B common stock, representing a 56.3% and 56.9% interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the amended and restated limited liability company agreement of EVgo OpCo entered into on July 1, 2021. The following is a reconciliation of changes in the redeemable noncontrolling interest:

(in thousands)
Balance as of December 31, 2024	$699,840
Contributions from noncontrolling interest	9,563
Equity-based compensation attributable to redeemable noncontrolling interest	18
Net loss attributable to redeemable noncontrolling interest	(47,659)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	155,582
Balance as of September 30, 2025	$817,344

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 and 2023 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause our actual results to differ materially from our expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.

Overview

We are one of the nation’s leading public EV fast charging providers. With more than 1,150 fast charging stations across over 45 states, we strategically deploy localized and accessible charging infrastructure by partnering with leading businesses across the U.S., including retailers, grocery stores, restaurants, shopping centers, gas stations, rideshare operators and autonomous vehicle companies. At our Innovation Lab, we perform extensive interoperability testing and have ongoing technical collaborations with leading automakers and industry partners to advance the EV charging industry and deliver a seamless charging experience.

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

Specifically, charging network revenue is earned through the following streams:

●	Charging Revenue, Retail: We sell electricity directly to drivers who access our publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from us. Our chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. Our offerings are well aligned with the goals of Site Hosts, as many commercial businesses view charging capabilities as essential to attracting tenants, employees, customers and visitors, and achieving sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with us through our owner and/or operator model, in which we are responsible for the development, construction, and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that we pay in exchange for use of the site.
●	Charging Revenue, Commercial: High volume fleet customers, such as transportation networking companies or delivery services and rideshare, can access our charging infrastructure through our vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements, we contract with and bill either the fleet owner directly or an individual fleet driver utilizing our chargers.

●	Charging Revenue, OEM: We offer OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. We contract directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access our public charger network. Other related services currently provided to OEMs by us include co-marketing, data services and digital application services. Our OEM relationships are a core customer-acquisition channel.
●	Regulatory Credit Sales: As a charging station owner and operator, we earn regulatory credits, such as LCFS credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure program in California. These credits are generated through charging station operations based on the volume of kWh sold. We earn additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.
●	Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations including branding, memberships, reservations and the expiration of unused charging credits. Revenues from branding are recognized over time as the services are performed and measurement is recognized straight-line over the performance period. For memberships and reservations, revenue is recognized over time and measured over the period on a straightline basis as performance obligations are met. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

We generate non-charging network revenue from the following streams:

●	eXtend Revenue: Through EVgo eXtend, we provide hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through our mobile app, among other options. For some EVgo eXtend customers, we also provide grant application support and related services.
●	Ancillary Revenue: In addition to offering access to our public network, we offer dedicated charging solutions to autonomous vehicle and other fleets. Through our fleet offerings, we develop, build, and service charging assets for fleets, including through off-site charging hubs that we have secured without requiring a fleet to directly incur capital expenditures. We offer a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for provision of charging services. We enter into operating and sales-type leases with our dedicated fleet customers. We also offer a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations as well as all services provided under PlugShare such as data, research and advertising services.

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

Operating Expenses

General and Administrative. General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, customer service, office rent expense and professional services. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business. We also expect to continue to incur additional expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and debt agreements, general insurance and directors’ and officers’ insurance, investor relations and other professional services.

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

The following table presents network throughput and the number of DC Stalls on the EVgo Public Network:

	September 30,
	2025	2024
Network throughput (GWh) on the EVgo Public Network for the three months ended[1]	95	76
Network throughput (GWh) on the EVgo Public Network for the nine months ended[1,2]	267	193
Number of DC Stalls on the EVgo Public Network (in thousands) as of1	3.6	3.3

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

Geopolitical and Macroeconomic Environment

The current administration has initiated, and may continue to initiate, a series of new policies, including but not limited to tariffs and global trade initiatives, tax laws and environmental policies, which may impact our business. During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors, such as the conflict in Ukraine and tensions in the Middle East, which have led to disruptions, instability and volatility in global markets and industries and will likely continue to lead to geopolitical instability, market uncertainty and supply disruptions.

Additionally, uncertainties in trade policy, including the implementation of tariffs and the resulting creation or expansion of potential trade wars between countries in which we source our components, and recent inflationary pressures have resulted in, and may continue to result in, increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. We continue to analyze the impact that existing tariffs have on our business and actions we can take to minimize their impact, while also monitoring for any changes to such tariffs or implementation of potential new tariffs. We remain vigilant of factors that may have the effect of raising the cost of capital and depressing economic growth.

The current economic environment remains uncertain, and the extent to which our operating and financial results for future periods will be impacted by the conflict in Ukraine and tensions in the Middle East region, rates of inflation, instability in the financial services sector, supply-chain disruptions, governmental implementation of tariffs or other changes in restrictions on trade and efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time. In addition, continued long lead times of grid equipment such as transformers may impact our development cycle.

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

The OBBBA, signed into law on July 4, 2025, makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We currently do not expect the OBBBA to have a material impact on our condensed consolidated financial statements.

Government EV Initiatives

The U.S. federal government and some state and local governments provide incentives to end users and owners of EVs and EV charging stations in the form of rebates, tax credits, low-cost funding and other financial incentives that promote EV adoption and related EV charging infrastructure. However, tax incentives may expire, grant programs will end when the allocated funding from the IIJA or other funding sources are exhausted or may be impacted as a matter of potential change in regulatory or legislative policy. In particular, OBBBA led to a sunset of federal incentives for EV purchases after September 30, 2025, and the federal tax credits for alternative fuels such as EV charging will terminate for any locations placed in service after June 30, 2026.

In addition to state and federal incentives, utilities offer rebates or other incentive programs, typically called “make-ready” programs, to incentivize the development of EV charging infrastructure. These are not impacted by changes in federal policy.

Technology Risks

We rely on numerous internally developed technologies, including through a joint development agreement with Delta, and externally sourced hardware and software technologies to operate our network and generate earnings. We engage a variety of third-party vendors for non-proprietary hardware and software components and software-as-a-service elements. As a result of any defects, errors, bugs, malfunctions, or excessive wear to these hardware and/or software components, our stall availability and/or performance may be impacted, which could materially and adversely affect our business, financial condition and results of operations. Our ability to continue to integrate our technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine our sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem will become obsolete and that we will be required to make significant investments to continue to effectively operate our business. For example, SAE International, a standards-developing organization for automotive engineering professionals, recently approved the SAE J3400 industry standard (also known as NACS) for production. We began adding NACS connectors to our fast-charging network in early 2025 and intend to continue this effort; however, continued integration of NACS connectors in future charger installations and on certain existing chargers will require investment and management attention to select chargers which properly balance expectations of existing customers while attracting new users who prefer to use NACS connectors.

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

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The table below presents our results of operations:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Revenue
Charging, retail	$35,296	$26,656	$8,640	32%
Charging, commercial[1]	9,070	7,581	1,489	20%
Charging, OEM	6,417	4,305	2,112	49%
Regulatory credit sales	2,753	2,191	562	26%
Network, OEM	2,249	1,278	971	76%
Total charging network	55,785	42,011	13,774	33%
eXtend	31,913	21,912	10,001	46%
Ancillary[1]	4,601	3,612	989	27%
Total revenue	92,299	67,535	24,764	37%
Cost of sales
Charging network[1]	36,136	27,675	8,461	31%
Other[1]	29,677	21,950	7,727	35%
Depreciation, net of capital-build amortization	13,926	11,542	2,384	21%
Total cost of sales	79,739	61,167	18,572	30%
Gross profit	12,560	6,368	6,192	97%
Operating expenses
General and administrative	43,402	33,114	10,288	31%
Depreciation, amortization and accretion	3,242	5,043	(1,801)	(36)%
Total operating expenses	46,644	38,157	8,487	22%
Operating loss	(34,084)	(31,789)	(2,295)	(7)%
Other income (expense)
Interest expense	(1,905)	—	(1,905)	*
Interest income	1,843	1,809	34	2%
Other expense, net	(2)	(1)	(1)	(100)%
Change in fair value of earnout liability	—	(374)	374	100%
Change in fair value of warrant liabilities	574	(2,910)	3,484	120%
Total other income (expense), net	510	(1,476)	1,986	135%
Loss before income tax benefit (expense)	(33,574)	(33,265)	(309)	(1)%
Income tax benefit (expense)	5,218	(25)	5,243	*
Net loss	(28,356)	(33,290)	4,934	15%
Net loss attributable to redeemable noncontrolling interest	(15,971)	(21,581)	5,610	26%
Net loss attributable to Class A common stockholders	$(12,385)	$(11,709)	$(676)	(6)%

Gross margin	13.6%	9.4%
Operating margin	(36.9)%	(47.1)%
Network throughput (GWh) on the EVgo Public Network	95	76
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.6	3.3

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

Revenue

Total revenue for the three months ended September 30, 2025 increased $24.8 million, or 37%, to $92.3 million compared to $67.5 million for the three months ended September 30, 2024. As further discussed below, the increase in revenue was primarily due to a $10.0 million increase in eXtend revenue, an $8.6 million increase in retail charging revenue, a $2.1 million increase in OEM charging revenue, and a $1.5 million increase in commercial charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the three months ended September 30, 2025 increased $8.6 million, or 32%, to $35.3 million compared to $26.7 million for the three months ended September 30, 2024. Period-over-period growth was primarily due to an overall increase in throughput volume from a greater number of customers and, to a lesser extent, increases in pricing.

Charging Revenue, Commercial. Charging revenue, commercial, for the three months ended September 30, 2025 increased $1.5 million, or 20%, to $9.1 million compared to $7.6 million for the three months ended September 30, 2024. Period-over-period growth was primarily due to higher charging volumes from a greater number of public fleet customers and, to a lesser extent, more throughput per customer and increases in pricing.

Charging Revenue, OEM. Charging revenue, OEM, for the three months ended September 30, 2025 increased $2.1 million, or 49%, to $6.4 million compared to $4.3 million for the three months ended September 30, 2024. Period-over-period growth was primarily due to a greater number of customer enrollments from our OEM partners and, to a lesser extent, more throughput per customer.

Regulatory Credit Sales. Regulatory credit sales for the three months ended September 30, 2025 increased $0.6 million, or 26%, to $2.8 million compared to $2.2 million for the three months ended September 30, 2024 due to increased throughput resulting in additional credit generation.

Network Revenue, OEM. Network revenue, OEM, for the three months ended September 30, 2025 increased $1.0 million, or 76%, to $2.2 million compared to $1.3 million for the three months ended September 30, 2024. The period-over-period increase was primarily due to increased breakage realized during the three months ended September 30, 2025 related to more expired credits during the three months ended September 30, 2025 as compared to the same prior-year period.

eXtend Revenue. eXtend revenue for the three months ended September 30, 2025 increased $10.0 million, or 46%, to $31.9 million compared to $21.9 million for the three months ended September 30, 2024. The increase was primarily due to a $6.1 million increase due to construction projects in process or completed, a $2.6 million increase due to hardware revenue, and a $0.5 million increase in both operating and maintenance revenue and consulting revenue.

Ancillary Revenue. Ancillary revenue for the three months ended September 30, 2025 increased $1.0 million, or 27%, to $4.6 million compared to $3.6 million for the three months ended September 30, 2024. The increase was primarily due to a $1.2 million increase in revenue related to dedicated fleets and a $0.6 million increase in equipment sales, partially offset by a $0.3 million decrease in licensing revenue.

Cost of Sales

Charging Network. Charging network cost of sales for the three months ended September 30, 2025 increased $8.5 million, or 31%, to $36.1 million compared to $27.7 million for the three months ended September 30, 2024. The increase in charging network cost was primarily due to a $4.3 million increase in energy costs, driven primarily by higher throughput and a $4.2 million increase in non-energy costs resulting primarily from increased maintenance activities, rent expense and other costs due to the growth of our network.

Other. Other cost of sales for the three months ended September 30, 2025 increased $7.7 million, or 35%, to $29.7 million compared to $22.0 million for the three months ended September 30, 2024. The increase in other cost of sales was primarily due to a $7.3 million increase to support our eXtend revenue and a $0.6 million increase in costs related to equipment sales, partially offset by a $0.3 million decrease in costs related to ancillary construction revenue.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended September 30, 2025 increased $2.4 million, or 21%, to $13.9 million compared to $11.5 million for the three months ended September 30, 2024 due to the growth of our charging network.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2025 increased $6.2 million to $12.6 million, compared to $6.4 million for the three months ended September 30, 2024. Gross margin for the three months ended September 30, 2025 and 2024 was 13.6% and 9.4%, respectively.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2025 increased $10.3 million, or 31%, to $43.4 million compared to $33.1 million for the three months ended September 30, 2024. The increase was primarily driven by a $4.3 million increase in payroll costs due to an increase in headcount, a $2.2 million increase in impairment expense, and a $1.5 million increase in loss on disposal of property and equipment, net of insurance recoveries, compared to the same prior-year period.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended September 30, 2025 decreased $1.8 million, or 36%, to $3.2 million compared to $5.0 million for the three months ended September 30, 2024. The decrease was primarily due to $1.3 million in decreased amortization related to intangible assets and a $0.5 million decrease in amortization related to software.

Operating Loss and Operating Margin

During the three months ended September 30, 2025, we had an operating loss of $34.1 million, an increase of $2.3 million, or 7%, compared to $31.8 million for the three months ended September 30, 2024. Operating margin for the three months ended September 30, 2025 was negative 36.9% compared to negative 47.1% for the three months ended September 30, 2024 primarily due to improved gross margin and improved leveraging of operating expenses.

Interest Expense

Interest expense for the three months ended September 30, 2025 was $1.9 million, due to $2.3 million in interest expense and $0.6 million from the amortization of deferred debt issuance costs, partially offset by capitalized interest of $1.0 million. There was no interest expense incurred during the three months ended September 30, 2024 as the Company had no long-term debt outstanding prior to 2025.

Interest Income

Interest income was $1.8 million for the three months ended September 30, 2025 and 2024.

Other Expense, Net

Other expense, net, for the three months ended September 30, 2025 and 2024 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For the three months ended September 30, 2025, there was a $0.6 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $3.3 million loss for the three months ended September 30, 2024. The change between periods was primarily due to a decrease in the fair value of the warrant liabilities during the three months ended September 30, 2025 compared to an increase in the same prior year period. See “Part I, Item 1: Financial Statements – Note 11 – Fair Value Measurements” for more information.

Income Tax Benefit (Expense), Net

For the three months ended September 30, 2025, our income tax benefit was $5.2 million compared to a de minimis income tax expense amount for the three months ended September 30, 2024. The income tax benefit for the three months ended September 30, 2025 was due to the benefit realized from the net proceeds received from the transfer of EVgo OpCo’s 2024 30C tax income credits. As of September 30, 2025 and 2024, we maintained a full valuation allowance on our net deferred tax assets.

Net Loss Attributable to Class A Common Stockholders

Net loss attributable to Class A common stockholders for the three months ended September 30, 2025 was $12.4 million, compared to $11.7 million for the three months ended September 30 2024. The increase was primarily driven by a $5.6 million decrease in net loss attributable to redeemable noncontrolling interest as a result of their decreased ownership percentage impacted by the redemption of OpCo Units, which occurred in December 2024, and the increased operating loss, partially offset by a $5.2 million increase in income tax benefit (expense) compared to the same prior-year period.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The table below presents our results of operations:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Revenue
Charging, retail	$98,090	$67,318	$30,772	46%
Charging, commercial[1]	25,426	18,864	6,562	35%
Charging, OEM	19,583	10,675	8,908	83%
Regulatory credit sales	7,989	5,974	2,015	34%
Network, OEM	3,623	6,328	(2,705)	(43)%
Total charging network	154,711	109,159	45,552	42%
eXtend	92,786	68,730	24,056	35%
Ancillary[1]	18,119	11,423	6,696	59%
Total revenue	265,616	189,312	76,304	40%
Cost of sales
Charging network[1]	98,290	69,441	28,849	42%
Other[1]	87,312	67,214	20,098	30%
Depreciation, net of capital-build amortization	44,223	33,050	11,173	34%
Total cost of sales	229,825	169,705	60,120	35%
Gross profit	35,791	19,607	16,184	83%
Operating expenses
General and administrative	122,626	101,167	21,459	21%
Depreciation, amortization and accretion	11,461	14,986	(3,525)	(24)%
Total operating expenses	134,087	116,153	17,934	15%
Operating loss	(98,296)	(96,546)	(1,750)	(2)%
Other income
Interest expense	(3,331)	—	(3,331)	*
Interest income	5,255	6,146	(891)	(14)%
Other expense, net	(2)	(18)	16	89%
Change in fair value of earnout liability	568	(65)	633	974%
Change in fair value of warrant liabilities	6,278	(515)	6,793	*
Total other income, net	8,768	5,548	3,220	58%
Loss before income tax benefit (expense)	(89,528)	(90,998)	1,470	2%
Income tax benefit (expense)	5,124	(95)	5,219	*
Net loss	(84,404)	(91,093)	6,689	7%
Less: net loss attributable to redeemable noncontrolling interest	(47,659)	(59,174)	11,515	19%
Net loss attributable to Class A common stockholders	$(36,745)	$(31,919)	$(4,826)	(15)%

Gross margin	13.5%	10.4%
Operating margin	(37.0)%	(51.0)%
Network throughput (GWh) on the EVgo Public Network	267	193
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.6	3.3

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

Revenue

Total revenue for the nine months ended September 30, 2025 increased $76.3 million, or 40%, to $265.6 million compared to $189.3 million for the nine months ended September 30, 2024. As further discussed below, the increase in revenue was primarily due to a $30.8 million increase in retail charging revenue, a $24.1 million increase in eXtend revenue, an $8.9 million increase in OEM charging revenue, a $6.7 million increase in ancillary revenue, and a $6.6 million increase in commercial charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the nine months ended September 30, 2025 increased $30.8 million, or 46%, to $98.1 million compared to $67.3 million for the nine months ended September 30, 2024. Period-over-period growth was primarily due to an overall increase in throughput volume from a greater number of customers and, to a lesser extent, increases in pricing.

Charging Revenue, Commercial. Charging revenue, commercial, for the nine months ended September 30, 2025 increased $6.6 million, or 35%, to $25.4 million compared to $18.9 million for the nine months ended September 30, 2024. Period-over-period growth was primarily due to higher charging volumes from a greater number of public fleet customers and, to a lesser extent, more throughput per customer.

Charging Revenue, OEM. Charging revenue, OEM, for the nine months ended September 30, 2025 increased $8.9 million, or 83%, to $19.6 million compared to $10.7 million for the nine months ended September 30, 2024. Period-over-period growth was primarily due to a greater number of customer enrollments from our OEM partners and, to a lesser extent, higher throughput per customer.

Regulatory Credit Sales. Regulatory credit sales for the nine months ended September 30, 2025 increased $2.0 million, or 34%, to $8.0 million compared to $6.0 million for the nine months ended September 30, 2024 due to increased throughput resulting in additional credit generation.

Network Revenue, OEM. Network revenue, OEM, for the nine months ended September 30, 2025 decreased $2.7 million, or 43%, to $3.6 million compared to $6.3 million for the nine months ended September 30, 2024. The period-over-period decrease was primarily due to decreased breakage realized during the nine months ended September 30, 2025 related to an OEM program that ended in 2024.

eXtend Revenue. eXtend revenue for the nine months ended September 30, 2025 increased $24.1 million, or 35%, to $92.8 million compared to $68.7 million for the nine months ended September 30, 2024. The increase was primarily due to a $16.4 million increase due to construction projects in process or completed and, to a lesser extent, an increase due to the recognition of certain construction change order costs that were incurred in a prior year, a $4.5 million increase in hardware revenue, and a $1.4 million increase in both operating and maintenance revenue and consulting revenue.

Ancillary Revenue. Ancillary revenue for the nine months ended September 30, 2025 increased $6.7 million, or 59%, to $18.1 million compared to $11.4 million for the nine months ended September 30, 2024.The increase was primarily due to a $5.6 million increase in financed sales lease revenue, a $2.5 million increase in lease revenue from dedicated fleet customers, $0.7 million in increased utilization fees, and a $0.6 million increase in advertising revenue, partially offset by a $0.9 million decrease in construction revenue, a $0.8 million decrease in equipment sales, and a $0.6 million decrease in sublease income.

Cost of Sales

Charging Network. Charging network cost of sales for the nine months ended September 30, 2025 increased $28.8 million, or 42%, to $98.3 million compared to $69.4 million for the nine months ended September 30, 2024. The increase in charging network cost was primarily due to a $17.5 million increase in energy costs resulting from increased throughput and an $11.4 million increase in non-energy costs, primarily related to increased maintenance activity and, to a lesser extent, increased rent expense and other costs due to the growth of our network.

Other. Other cost of sales for the nine months ended September 30, 2025 increased $20.1 million, or 30%, to $87.3 million compared to $67.2 million for the nine months ended September 30, 2024. The increase in other cost of sales was primarily due to $18.3 million in higher costs to support eXtend revenue and a $3.4 million increase to support revenue from dedicated fleet customers, partially offset by a $1.1 million decrease in ancillary equipment and $1.0 million in ancillary construction costs compared to the same prior-year period.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the nine months ended September 30, 2025 increased $11.2 million, or 34%, to $44.2 million compared to $33.1 million for the nine months ended September 30, 2024 due to the growth of our charging network.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2025 improved $16.2 million to $35.8 million, compared to $19.6 million for the nine months ended September 30, 2024. Gross margin for the nine months ended September 30, 2025 and 2024 was 13.5% and 10.4%, respectively.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2025 increased $21.5 million, or 21%, to $122.6 million compared to $101.2 million for the nine months ended September 30, 2024. The increase was primarily driven by a $10.8 million increase in payroll costs due to an increase in headcount, a $2.8 million increase in impairment expense, and a $2.4 million increase in software costs compared to the same prior-year period.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the nine months ended September 30, 2025 decreased $3.5 million, or 24%, to $11.5 million compared to $15.0 million for the nine months ended September 30, 2024. The decrease was primarily due to a $2.6 million decrease in amortization related to intangible assets and a $1.3 million decrease in amortization related to software, partially offset by a $0.4 million increase in accretion expense.

Operating Loss and Operating Margin

During the nine months ended September 30, 2025, we had an operating loss of $98.3 million, an increase of $1.8 million, or 2%, compared to $96.5 million for the nine months ended September 30, 2024. Operating margin for the nine months ended September 30, 2025 was negative 37.0% compared to negative 51.0% for the nine months ended September 30, 2024 primarily due to improved gross margin and improved leveraging of operating expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2025 was $3.3 million, due to $4.6 million in interest expense and $1.3 million from the amortization of deferred debt issuance costs, partially offset by capitalized interest of $2.6 million. There was no interest expense incurred during the nine months ended September 30, 2024 as the Company had no long-term debt outstanding prior to 2025.

Interest Income

Interest income for the nine months ended September 30, 2025 decreased $0.9 million, or 14%, to $5.3 million compared to $6.1 million for the nine months ended September 30, 2024. The decrease was primarily due to the decreased cash held by us and lower interest rates during the nine months ended September 30, 2025 compared to the same prior-year period.

Other Expense, Net

Other expense, net, for the nine months ended September 30, 2025 and 2024 was de minimis.

Changes in Fair Values of Warrant and Earnout Liabilities

For nine months ended September 30, 2025, there was a $6.8 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $0.6 million loss for the nine months ended September 30, 2024. The change between periods was primarily due to a decrease in the fair value of the warrant and earnout liabilities during the nine months ended September 30, 2025 compared to an increase in the same prior-year period.

Income Tax Benefit (Expense), Net

For the nine months ended September 30, 2025, our income tax benefit was $5.1 million compared to income tax expense of $0.1 million. The income tax benefit for the nine months ended September 30, 2025 was due to the benefit realized from the net proceeds received from the transfer of EVgo OpCo’s 2024 30C tax income credits.

Net Loss Attributable to Class A Common Stockholders

Net loss attributable to Class A common stockholders for the nine months ended September 30, 2025 was $36.7 million, compared to $31.9 million for the nine months ended September 30, 2024. The increase was primarily driven by a decrease in net loss attributable to redeemable noncontrolling interest and an increase in interest expense, partially offset by the increased gain from the change in fair values of warrant and earnout liabilities and income tax benefit realized compared to the same prior-year period.

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

The following unaudited table presents a reconciliation of Charging Network Gross Profit and Charging Network Gross Margin to the most directly comparable GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP total charging network revenue[1]	$55,785	$42,011	$154,711	$109,159
GAAP charging network cost of sales[1]	36,136	27,675	98,290	69,441
Charging Network Gross Profit	$19,649	$14,336	$56,421	$39,718
Charging Network Gross Margin	35.2%	34.1%	36.5%	36.4%

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

The following unaudited table presents a reconciliation of Adjusted Cost of Sales, Adjusted Cost of Sales as a Percentage of Revenue, Adjusted Gross Profit and Adjusted Gross Margin to the most directly comparable GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP revenue	$92,299	$67,535	$265,616	$189,312
GAAP cost of sales	79,739	61,167	229,825	169,705
GAAP gross profit	$12,560	$6,368	$35,791	$19,607
GAAP cost of sales as a percentage of revenue	86.4%	90.6%	86.5%	89.6%
GAAP gross margin	13.6%	9.4%	13.5%	10.4%

Adjusted Cost of Sales adjustments
Depreciation, net of capital-build amortization	$(13,926)	$(11,542)	$(44,223)	$(33,050)
Share-based compensation	(165)	(79)	(366)	(277)
Total Adjusted Cost of Sales adjustments	$(14,091)	$(11,621)	$(44,589)	$(33,327)

Adjusted Cost of Sales	$65,648	$49,546	$185,236	$136,378
Adjusted Cost of Sales as a Percentage of Revenue	71.1%	73.4%	69.7%	72.0%

Adjusted Gross Profit	$26,651	$17,989	$80,380	$52,934
Adjusted Gross Margin	28.9%	26.6%	30.3%	28.0%

The following unaudited table presents a reconciliation of Adjusted General and Administrative Expenses and Adjusted General and Administrative Expenses as a Percentage of Revenue to the most directly comparable GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP revenue	$92,299	$67,535	$265,616	$189,312

GAAP general and administrative expenses	$43,402	$33,114	$122,626	$101,167
GAAP general and administrative expenses as a percentage of revenue	47.0%	49.0%	46.2%	53.4%

Adjustments:
Share-based compensation	(6,868)	(5,291)	(19,192)	(15,196)
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	(4,409)	(731)	(8,927)	(6,228)
Bad debt expense	(485)	(216)	(1,136)	(527)
Other[1]	(16)	(7)	(156)	(2,225)
Total adjustments	(11,778)	(6,245)	(29,411)	(24,176)
Adjusted General and Administrative Expenses	$31,624	$26,869	$93,215	$76,991
Adjusted General and Administrative Expenses as a Percentage of Revenue	34.3%	39.8%	35.1%	40.7%

¹ For the nine months ended September 30, 2025, comprised primarily of nonrecurring professional fees related to the Secondary Offering, which closed on December 18, 2024. For the nine months ended September 30, 2024, comprised primarily of costs related to the reorganization of our resources previously announced by us on January 17, 2024.

The following unaudited table presents a reconciliation of EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP revenue	$92,299	$67,535	$265,616	$189,312

GAAP net loss	$(28,356)	$(33,290)	$(84,404)	$(91,093)
GAAP net loss margin	(30.7)%	(49.3)%	(31.8)%	(48.1)%

EBITDA adjustments:
Depreciation, net of capital-build amortization	14,104	11,706	44,560	33,470
Amortization	2,526	4,354	9,280	13,159
Accretion	538	525	1,844	1,407
Interest expense	1,905	—	3,331	—
Interest income	(1,843)	(1,809)	(5,255)	(6,146)
Income tax (benefit) expense	(5,218)	25	(5,124)	95
Total EBITDA adjustments	12,012	14,801	48,636	41,985
EBITDA	$(16,344)	$(18,489)	$(35,768)	$(49,108)
EBITDA Margin	(17.7)%	(27.4)%	(13.5)%	(25.9)%

Adjusted EBITDA Adjustments:
Share-based compensation	$7,033	$5,370	$19,558	$15,473
Loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	4,409	731	8,927	6,228
Loss on investments	—	—	—	5
Bad debt expense	485	216	1,136	527
Change in fair value of earnout liability	—	374	(568)	65
Change in fair value of warrant liabilities	(574)	2,910	(6,278)	515
Other¹	16	7	156	2,225
Total Adjusted EBITDA adjustments	11,369	9,608	22,931	25,038
Adjusted EBITDA	$(4,975)	$(8,881)	$(12,837)	$(24,070)
Adjusted EBITDA Margin	(5.4)%	(13.2)%	(4.8)%	(12.7)%

¹ For the nine months ended September 30, 2025, comprised primarily of nonrecurring professional fees related to the Secondary Offering, which closed on December 18, 2024. For the nine months ended September 30, 2024, comprised primarily of costs related to the reorganization of our resources previously announced by us on January 17, 2024.

The following unaudited table presents a reconciliation of Capital Expenditures, Net of Capital Offsets, to the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
GAAP capital expenditures	$26,152	$25,835	$67,343	$71,102

Capital offsets:
OEM infrastructure payments	(2,160)	(4,909)	(9,033)	(16,691)
Proceeds from capital-build funding	(5,044)	(5,740)	(14,095)	(11,879)
Proceeds from transfer of 30C tax credits, net	(14,787)	(9,978)	(14,787)	(9,978)
Total capital offsets	(21,991)	(20,627)	(37,915)	(38,548)
Capital Expenditures, Net of Capital Offsets	$4,161	$5,208	$29,428	$32,554

Liquidity and Capital Resources

We have a history of operating losses and negative operating cash flows. As of September 30, 2025, we had $201.1 million of cash, cash equivalents and restricted cash and working capital of $151.3 million. As of December 31, 2024, we had $120.5 million of cash, cash equivalents and restricted cash and working capital of $94.0 million. Our net cash inflow for the nine months ended September 30, 2025 was $80.6 million. We believe our cash, cash equivalents, and restricted cash on hand as of September 30, 2025 are sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

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

DOE Loan

On December 12, 2024, Swift Borrower entered into the Guarantee Agreement with the DOE as guarantor. See Part I, Item 1, “Financial Statements — Note 8 — Long-Term Debt” for additional information. The DOE Loan is structured as a senior secured loan facility of up to $1.248 billion, consisting of $1.05 billion of principal and up to $193 million of capitalized interest. The DOE Loan provides that Swift Borrower may draw on the DOE Loan, each such draw, an Advance, at any time during the Availability Period. Advances under the DOE Loan are subject to the satisfaction of customary conditions, including certification of compliance with the loan documents and specified legal requirements and the ongoing accuracy of representations and warranties. As the current administration continues to review and adopt policies that impact the EV sector, there is a risk that changes in regulatory, executive or legislative policy could result in delays or otherwise unduly affect our ability to obtain further Advances under the DOE Loan. In October 2025, Swift Borrower received an advance of $40.9 million.

As of September 30, 2025, Swift Borrower has $960.2 million of principal remaining available to it that it can borrow, subject to the satisfaction of customary conditions. All proceeds from the DOE Loan will be used to reimburse us for up to 80% of certain costs associated with the construction, installation and deployment of approximately 7,500 new DC Stalls nationwide. At the closing of the DOE Loan, we contributed 1,594 DC Stalls from our existing public network to Swift Borrower as collateral and we may be required to contribute additional DC Stalls or cash to Swift Borrower from time to time. We, through our subsidiary, EVgo Services, will provide charge point operator services to Swift Borrower for the duration of the DOE Loan. Cash received from revenues generated from the contributed DC Stalls is restricted to ensure that we have sufficient funds to keep the contributed stations operational and make our required debt service and fee payments.

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

Credit Agreement

On July 23, 2025, Voyager Borrower entered into the Credit Agreement. The Credit Agreement provides for a term facility of up to $300 million, consisting of (i) the Commitment and (ii) the Incremental Commitment. Voyager Borrower may make Borrowings under the Credit Agreement at any time during the Voyager Availability Period. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including contribution to Voyager Borrower by EVgo Services of the EV fast charging stalls to which the applicable Borrowing relates, delivery of a Borrowing notice and the ongoing accuracy of certain representations and warranties. Voyager Borrower submitted its first request for a Borrowing of approximately $48.4 million on the Voyager Closing Date and received such Borrowing on July 24, 2025.

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

30C Credits

The Company has historically benefitted from the availability of 30C income tax credits, which effectively subsidizes the cost of placing our charging stations in service. The IRA revised the 30C income tax credits to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. The OBBBA accelerated the phase-out of IRA credits and 30C income tax credits are now scheduled to expire on June 30, 2026 for any property placed in service after that date. In August 2025, the Company transferred EVgo OpCo’s 2024 30C income tax credits for net cash proceeds of approximately $14.8 million.

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

Cash Flows

The following table summarizes our consolidated cash flows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows (used in) provided by operating activities	$(18,985)	$5,575
Cash flows used in investing activities	(67,319)	(70,868)
Cash flows provided by financing activities	166,926	9,553
Net increase (decrease) in cash, cash equivalents and restricted cash	$80,622	$(55,740)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 was $19.0 million compared to cash provided by operating activities of $5.6 million for the nine months ended September 30, 2024. The year-over-year change primarily reflected a $17.2 million decrease in cash flows from deferred revenue, a $12.7 million decrease in cash flows from prepaids and other current assets and other assets, and a $12.5 million decrease in cash flows from other current and noncurrent liabilities. This was offset by a $7.3 million increase from the impact of increased depreciation, amortization and accretion, a $6.7 million increase in cash flows from decreased net losses, and a $6.3 million increase in cash flows from accounts receivable, net.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 was $67.3 million, compared to $70.9 million for the nine months ended September 30, 2024. The decrease was primarily driven by a decrease in capital expenditures.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $166.9 million compared to $9.6 million for the nine months ended September 30, 2024. The increase was driven primarily by $153.5 million in proceeds from long-term debt and a $9.6 million contribution received from our redeemable noncontrolling interest received during the nine months ended September 30, 2025 compared to the same prior-year period.

Working Capital

Our working capital as of September 30, 2025 was $151.3 million, compared to $94.0 million as of December 31, 2024. The increase was driven primarily by a $64.1 million increase in cash and cash equivalents, a $16.1 million increase in prepaids and other current assets, and an $8.9 million increase in restricted cash, current, partially offset by a $15.4 million increase in accrued liabilities, a $5.8 million decrease in accounts receivable, net, and a $3.9 million decrease in accounts receivable, capital-build.

Contractual Obligations and Commitments

We have material cash requirements for known contractual obligations and commitments in the form of operating leases, purchase commitments and certain other liabilities that are disclosed in Part I, Item 1, “Financial Statements — Note 10 — Commitments and Contingencies.” We generally expect to fund these obligations through our existing cash, cash equivalents and restricted cash, draws under our debt agreements, and future financing or cash flows from operations.

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

Recent Accounting Pronouncements

For a discussion of our recently adopted accounting pronouncements, see Part I, Item 1, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” as of and for the three and nine months ended September 30, 2025 and 2024.

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

Under the supervision of our Board of Directors and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, or the “certifying officers”, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. The certifying officers concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2025; accordingly, we are implementing additional policies and procedures to remediate these shortcomings as outlined in Part II, Item 9A, “Controls and Procedures“ in our Annual Report on Form 10-K for year ended December 31, 2024.

Notwithstanding the identified material weakness, we believe the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the remediation progress described in Part II, Item 9A, “Controls and Procedures” in the Annual Report, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended September 30, 2025 by any of our Section 16 officers or directors.

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

10.1*	Credit Agreement, by and among Voyager Borrower, SMBC, as administrative agent, and the Voyager Lenders and other parties, dated as of July 23, 2025.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVgo Inc.

Date:	November 10, 2025	By:	/s/ Badar Khan
		Name:	Badar Khan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2025	By:	/s/ Paul Dobson
		Name:	Paul Dobson
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)