Form 10-K
period 2025-12-31
EVgo Inc.
filed 2026-03-09
CIK 1821159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates on June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $464.9 million. Shares of Class A common stock held by each executive officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 20, 2026, the Registrant had 140,283,533 shares of Class A common stock and 172,800,000 shares of Class B common stock outstanding.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III herein.

FREQUENTLY USED TERMS

Unless expressly indicated or the context indicates otherwise, the terms “EVgo,” “the Company,” “we,” “us,” and “our” in this Annual Report refer to EVgo Inc., a Delaware corporation, and where appropriate, its subsidiaries. We have also used several other terms in this Report, the consolidated financial statements and accompanying notes included herein, many of which are defined below and certain of which are defined throughout this Annual Report and, unless expressly indicated or the context indicates otherwise, have the following meanings when used in this Annual Report:

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

“Board of Directors” means our board of directors.

“Borrowing” means a Loan borrowed under the Credit Agreement.

“Business Combination Agreement” means that business combination agreement entered into on January 21, 2021 by and among CRIS, Thunder Sub and the EVgo Parties.

“CAFE” means Corporate Average Fuel Economy.

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

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“FASB” means Financial Accounting Standards Board.

“FFB” means the Federal Financing Bank.

“Flagship Stalls” means the charger stalls under the GM Agreement are required to have additional specifications including increased stall count, hardware requirements, canopies and other features agreed between GM and us.

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

“IEEPA” means the International Emergency Economic Powers Act.

“IRA” means the Inflation Reduction Act of 2022.

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

“NACS” means North American Charging Standard.

“Nasdaq” means The Nasdaq Global Select Market.

“NEVI Program” means the National Electric Vehicle Infrastructure Program.

“NHTSA” means the National Highway Traffic Safety Administration, a federal agency within the DOT.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, factors affecting our performance, estimated revenues, losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “ability,” “build,” “develop,” “drive,” “goal,” “likely,” “maintain,” “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “elect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,” “potential,” “forecast,” “strategy,” “budget,” “target,” “if,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on our current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in our filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Annual Report may include, without limitation, statements about:

●	changes adversely affecting our business;
●	our dependence on the widespread adoption of EVs and growth of the EV and EV charging markets;
●	our reliance on the DOE Loan and the Credit Agreement for the growth of our business, our ability to fully draw on the DOE Loan and the Credit Agreement, and our ability to comply with covenants and other terms of the DOE Loan and the Credit Agreement;
●	competition from existing and new competitors;
●	our ability to expand into new service markets, grow our customer base and manage our operations;
●	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional or national downturns;
●	fluctuations in our revenue and results of operations;
●	unfavorable conditions or disruptions in the capital and credit markets and our ability to obtain additional financing on commercially reasonable terms;
●	our ability to generate cash, service indebtedness, and incur additional indebtedness;
●	the risk that the loss of our status as an emerging growth company results in additional disclosure and compliance obligations, which could increase our costs and require significant management time and resources;
●	evolving domestic and foreign government laws, regulations, rules and standards that impact our business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs and any reduction, modification or elimination of such programs, such as the enactment of the OBBBA, which addresses, among other things, the termination of the 30C income tax credit, other changes in policy under the current administration and 119th Congress and the potential changes in tariffs or sanctions and escalating trade wars;
●	our ability to adapt our assets and infrastructure to changes in industry and regulatory standards and market demands related to EV charging;
●	impediments to our expansion plans, including permitting and utility-related delays;
●	our ability to integrate any businesses we acquire;

●	our ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	our dependence on third parties, including hardware and software vendors and service providers, utilities and permit-granting entities;
●	supply chain disruptions, elevated rates of inflation and other increases in expenses, including as a result of the implementation of tariffs by the U.S. and other countries;
●	safety and environmental requirements or regulations that may subject us to unanticipated liabilities or costs;
●	our ability to enter into and maintain valuable partnerships with Site Hosts, OEMs, fleet operators and suppliers;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to identify and complete suitable acquisitions or other strategic transactions to meet our goals and integrate key businesses we acquire;
●	the impact of general economic or political conditions, including associated changes in monetary policy such as elevated interest rates, evolving tariff or other changes in trade policy, and geopolitical events such as the conflict in Ukraine and tensions in the Middle East region, on us and our industry, including our ability to manage such matters and their effects on consumers and customers; and
●	other factors detailed under the section entitled Part I. Item 1A, “Risk Factors” and in our other periodic filings with the SEC.

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

USE OF TRADEMARKS

This Annual Report includes trademarks, service marks, and trade names owned by us. These include Connect the Watts™, EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo Optima™, EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, EVgo Access®, Pay with PlugShare™, PlugShare®, PlugShare® Premium™, PlugShare Inside™, PlugShare Advantage™, PlugShare DataTool™, PlugInsights™, PlugScore™, and Electronic Plug Design* (*logo)®. Our trademarks and service marks are either registered, are in the process of being registered, or have been used as common law marks by us. This Annual Report may contain additional trademarks, service marks, and trade names of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, service marks, and trade names referred to in this Annual Report appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use of any other parties’ trademarks, service marks, or trade names to imply, and such use or display should not be construed to imply a relationship with, endorsement from, or sponsorship of us by such other parties.

PART I

Item 1. Business.

Overview

We are one of the nation’s leading public EV fast charging providers. With more than 1,200 fast charging stations across 47 states, we strategically deploy localized and accessible charging infrastructure by partnering with leading businesses across the U.S., including retailers, grocery stores, restaurants, shopping centers, gas stations, rideshare operators and autonomous vehicle companies.

The foundation of our business is building, owning and operating EV fast charging sites that deliver charging to EVs driven by individuals, commercial drivers and fleet operators. We prioritize the build out of high-power chargers, a key market segment that is expected to grow faster than the overall EV charging market. See “— Suppliers and Service Providers — Electricity.” To take advantage of the expected growth in the number of EVs on the road in the U.S., we continue to expand our nationwide network of charging stations, focusing on development of locations with favorable traffic, utilization and financial return characteristics. Our proprietary technology and analytical tools, along with our extensive commercial partnerships with OEMs, fleets and Site Host businesses, provide a strong competitive edge as we select, design and develop new charging stations. Furthermore, our robust underwriting standards require our portfolio to meet or exceed a pre-defined internal rate of return before project approval.

Our partnerships and collaboration with a wide range of automotive OEMs, rideshare operators and other channel partners are designed to support domestic investment in transportation electrification, helping to accelerate EV adoption across the U.S. Through these partnerships, our network powered more than 1.1 billion electric miles during 2025. Total miles delivered is equal to the number of kWh we have dispensed multiplied by Vehicle Efficiency. The weighted average Vehicle Efficiency from all vehicles compatible with our network in operation at the end of each year is based on 2025 data from the DOE and S&P Global Ratings. The weighted average Vehicle Efficiency is applied to our kWh dispensed in the associated period.

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

To complement our core business model and increase customer reach, we also offer EVgo eXtend, a white label solution, primarily under our charging infrastructure agreement with the Pilot Company. EVgo eXtend helps partners invest in and build EV charging stations for use by their customers, leveraging charging assets that are serviced through, and often co-branded with, our national network. We generate revenue from site development, equipment delivery, engineering and construction activities related to EVgo eXtend stations, as well as ongoing revenue through operations, networking and maintenance of those sites.

At our Innovation Lab, we perform extensive interoperability testing and have ongoing technical collaborations with leading automakers and industry partners to advance the EV charging industry and deliver a seamless charging experience. In addition to the provision of EV charging infrastructure, we are continuing to develop and deploy innovative software-based, value-added services to drivers and partners. These offerings enhance customer experience across our business segments by layering proprietary technology functionality on top of our charging network, with the intention of creating a competitive advantage and providing accretive revenue streams.

We believe that our customizable mobile app makes it easy for EV drivers to locate, initiate, and pay for a charging session while delivering a seamless user experience. Key features such as Autocharge+, which enables drivers who enroll an eligible EV to automatically start a charge simply by plugging in, EVgo Reservations and EVgo Access further enhance the driver experience and provide a clear differentiation from other charging providers. Other software offerings such as EVgo Inside, a proprietary suite of APIs that enable a third party to embed EVgo experiences into their branded applications, are designed to enhance B2B partner experiences with us. EVgo Inside is used by some of our largest partners including GM, Honda, Lyft, Presto, and Toyota.

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

Market Overview

EV charging demand is largely driven by the number of BEVs operating during a given period, miles traveled by such BEVs and Vehicle Efficiency. As of December 31, 2025, there were approximately 5.7 million BEVs in operation in the U.S. according to Experian. This grew 1.2 million in 2025 but these vehicles only represent 1.9% of total VIO and are expected to continue to grow, driven by tailwinds such as increased BEV model availability and performance, lower upfront prices for EVs, lower TCO as compared to ICE vehicles, and increased range. There are over 170 EV models expected to be available in North America in 2026 from nearly 25 manufacturers.

Automobile and battery manufacturers are offering EVs at a wider range of price points and developing larger batteries with faster charge rates and lower costs. Significant EV investment is expected to be made globally through 2030 by participants in the EV charging industry. Their investments are expected to increase and put EVs and their associated technologies into mass production, which in turn is expected to underpin optimization of the global EV supply chain. Efforts to date by OEMs have already lowered the upfront costs of EVs, with further price reductions expected over the next several model years. As measured in terms of TCO, certain classes of EVs are already at or below parity with their ICE counterparts. As overall EV costs decline, it is expected that greater numbers of EV models will reach TCO parity with their ICE equivalents and that the TCO advantage for other types of EVs will expand.

In addition to price and TCO decreases, widespread adoption of EVs will require consumer confidence in vehicle range, charger availability, and increased model choice. As of December 31, 2025, nearly 50 BEV models in the U.S. have eclipsed 300 miles of range on a full charge, a notable improvement compared to earlier BEV models. Researchers and automotive engineers expect that EV ranges will continue to improve as battery technologies advance and costs decline over time. Beyond increases in range, expanded EV offerings in the SUV, crossover utility vehicle and truck segments over the next several years are expected to expand the market appeal and reach of EVs and further contribute to the adoption of EVs.

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

As of December 31, 2025, there were approximately 68,000 DCFC charging ports in service in the U.S., an increase of approximately 17,000 from the prior year. The ratio of DCFC charging ports to EVs in operation has increased by 17% since 2021. Also, since 2021, BEVs in operation have increased 41% while the supply of public DCFC ports has increased at a compounded annual growth rate of only 35%. The U.S. has fewer DCFC charging ports in service compared to BEVs in operation than either Europe or China. This high and increasing ratio, combined with increasing demand for DCFC charging relative to Level 1 and Level 2 alternatives, means that demand served per charging port is increasing within the industry.

EV Chargers and Standards

We design, through a joint development agreement with Delta, and deploy a DC fast charging station architecture that may include modular power units that are placed under software management and control, allowing power output to be shared dynamically between multiple vehicles that are simultaneously connected to a single charger. This dynamic power sharing technology reduces upfront capital and ongoing operating costs, maximizing return on investment, while increasing operational flexibility and lowering operating risk, allowing us to meet the increasing charging requirements, including higher charging speeds, higher power provisioning, dynamic energy and demand management, access prioritization, queuing management and scheduling across different EV models, customer types and use cases. This modular software-defined design maximizes charger throughput, asset utilization and ease of future power augmentation while reducing single points of failure risks and improving charger reliability and availability. It also maximizes the number of standardized equipment components, helping to accelerate the learning rate benefits and associated cost reductions of charging hardware over time and improving the ability to offer higher value-added service offerings in the future.

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

EV chargers do not come with a “one size fits all” dispenser and are typically categorized by their ability to deliver instantaneous amounts of power — as measured in kW — and their charging standards. Current designations based on power level include:

●	DCFCs. DCFCs operate between 200V and 1000V DC and supply at least 50kW. DCFCs are almost exclusively available in public locations or commercial applications and are capable of adding range of 100 miles in under 10 minutes, where the actual charge rate is capped by the charging capabilities of the particular EV’s charging profile (with lower capability and older EV models sometimes requiring 30 minutes or more for equivalent range) or the DCFC’s maximum charging profile. As of December 31, 2025, the EVgo Public Network included approximately 3,900 DCFC stalls at over 1,200 locations — one of the largest public DC fast charging networks in the U.S.
●	Level 2 AC Chargers. Level 2 chargers operate at 208V or 240V AC and supply between 3.6-19.2 kW. A Level 2 charger will not charge a battery as quickly as a DCFC, providing up to 20 miles of range per hour of charging. Level 2 chargers are often found in homes, workplaces and long-dwell-time public locations. Our network includes a limited number of Level 2 AC chargers.
●	Level 1 AC Chargers. Level 1 chargers offer the least amount of power, as they operate at 120V AC, usually supplying between 1.2-2.4 kW. This is consistent with the power level offered through a standard household outlet. Such chargers can generally provide approximately 4-10 miles of range per hour. Our network does not contain any Level 1 chargers.

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

●	CCS. The CCS standard is utilized by EVs manufactured by U.S. OEMs (excluding Tesla) and European OEMs. The CCS standard provides for both AC and DC charging.
●	CHAdeMO. The CHAdeMO standard has been utilized by EVs manufactured by Japanese OEMs. The CHAdeMO standard is being phased out in North America. The CHAdeMO standard provides for DC charging.
●	J3400. Tesla’s charging network in the U.S. is based on a proprietary connector and EV inlet, which Tesla has open-sourced as NACS. A majority of the largest OEMs are adopting the NACS standard in the U.S. SAE International, a standards-developing organization for automotive engineering professionals, standardized Tesla’s specifications for NACS and released it with the J3400 standard. NACS and J3400 are often used interchangeably.

Our chargers support each of the fast charging standards described above. Our first-generation DC fast charging stations contain both CCS and CHAdeMO cables with the current generation of DC fast charging stations including CCS cables, NACS cables, or both CCS and NACS cables. Eligible Tesla EVs can also charge at our CCS stations through the CCS adapter, and with Autocharge+, we can deliver the same plug and charge experience to Tesla drivers that they have on Tesla’s Supercharger network. We continue to integrate additional NACS connectors across the EVgo Public Network to support the transition to NACS. Continuing to develop access to seamless, integrated charging for all EV drivers remains a core commitment for us.

Products and Services

Retail Charging

We sell electricity directly to drivers who access our publicly available networked chargers. Various pricing plans exist for customers, and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from us. Our chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail, grocery stores, offices, medical complexes, airports and convenience stores. Our offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attracting tenants, employees, customers and visitors and achieving sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with us through our owner and/or operator model, in which we are responsible for the development, construction and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from parking space rental fees that we pay in exchange for use of the site.

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

EVgo eXtend

Through EVgo eXtend, we provide hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through our app, among other options. We also provide grant application support and related services to our eXtend customers.

Ancillary Service Offerings

In addition to offering access to the EVgo Public Network, we offer dedicated charging solutions to autonomous vehicle and other fleets. Through our dedicated fleet product, we develop, build, and service charging assets for fleets either at their own depot locations or at off-site charging hubs that we have secured. We offer a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for the provision of charging services.

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

Market Opportunity & Strategy

The U.S. EV market continues to grow. The market share of EVs was approximately 7.5% of all vehicle sales in 2025 according to Reuters. Availability of appropriate charging infrastructure is critical to enabling consumer and commercial adoptions of EVs. Larger (and thus heavier) EV models, such as SUVs and pickup trucks, coupled with an increased number of EV fleets, will require a greater number of easily accessible charging outlets. Further, increased DC charging is expected to be needed as EV range increases, battery density grows, EV driver demographics continue to expand to drivers who do not have access to at-home charging, and rideshare continues to electrify. Access to convenient and affordable charging remains key to EV adoption, and our portfolio of public and dedicated high-powered DCFC stations positions us well in the U.S. market.

We are differentiated as both a designer, through a joint development agreement with Delta, and operator of charging infrastructure focusing on high traffic, high density urban, suburban and exurban areas. We have an extensive track record in optimized site selection, site development, planning, equipment procurement, engineering, construction and operation. In addition, our robust underwriting standards underpin disciplined capital allocation. Experience as an asset owner and operator also provides the essential ingredients for being a partner of choice in the provision of white label services, creating increased optionality to provide charging services to emerging segments.

The core elements of our ongoing strategy include:

●	Identifying Optimal Charging Sites. We have developed a proprietary set of tools that leverage sophisticated data science, financial modeling and GIS techniques to design our network plan. The tools inform allocations and charger placement at both macro and micro geographical levels — nationally, within a Metropolitan Division, within a specific utility territory and down to specific site locations. The tools take into account current and projected EV penetration trends, local availability of charging infrastructure, traffic patterns, fleet partner electrification, Site Host locations, input from OEMs, government and utility incentive programs, environmental justice and government policies. Based on these inputs, the tools optimize for financial return, regulatory incentive capture, usage and network coverage. Our network plan serves to organize the activities and priorities of the internal and external parties involved in deploying the network, allowing us to quickly execute while being efficient with our resources.
●	Charging Sites Development, Engineering and Construction. We have site leasing and real estate professionals who have long-standing relationships with national and regional retail chains and real estate investment trusts. These teams are focused on securing rights for charging station construction and operation at optimal sites that fit into a national network plan. In addition, we have development and infrastructure engineers that design site-specific solutions and bid construction projects out to third party engineering, procurement and construction firms. Our hardware engineers specify, qualify, test, and validate all charging equipment that are deployed to ensure a seamless experience for our customers. Our project managers and utility teams then oversee construction projects, secure permits and easements as needed, and help ensure high quality, safety, and energization of charging sites. The field team commissions the sites.
●	Charging Equipment Procurement. Our supply chain experts secure all equipment, negotiate pricing, maintain inventory forecasts, and manage logistics and warehousing to ensure that the construction of sites can be carried out in a timely and cost-effective manner. They negotiate manufacturing and services agreements with all suppliers, conduct quarterly and annual business reviews with all key suppliers, and audit conformance with the terms of our agreements. Detailed quality control metrics are measured and reported during these meetings, along with improvement plans as needed.
●	Charging Sites Operation. Our NOC team remotely monitors all sites and charging stations on a continuous basis. Our NOC team can identify and address many performance issues remotely, without the need for site visits. In addition to staffing internal resources, we contract with several national network maintenance firms to ensure response times in as little as four hours when needed. We carry out preventive maintenance designed to avoid interruption of service, and also corrective maintenance in cases where equipment requires attention. Our NOC team also performs regular on-site health checks to ensure that our equipment is operating correctly and that any cosmetic issues are resolved. Our Customer Care Center also operates from multiple locations and remains readily available to help customers resolve issues that they may encounter. Our ReNew program has six key pillars of execution — prevention, diagnostics, rapid response, analysis, resilience, and continuous customer service — to further enhance our operating practices. As part of the ReNew program, we replace, upgrade or remove aging chargers to improve network reliability.
●	Leveraging and Providing Value to Different Stakeholders within EV Ecosystem. We provide charging services to fleet customers by granting access to the EVgo Public Network and designing, constructing and operating dedicated hubs. Our track record, in-depth knowledge of various fleets’ needs, fleet-focused software services and network operating approach allow for a differentiated value proposition. Providing various services (e.g., charging, software, data, marketing, etc.) to OEMs is an essential component of our strategy which allows the capture of a broader customer base. We also work with a variety of Site Hosts (e.g., retailers, airports, automobile dealers, healthcare/medical facilities, hotels, municipal locations, parking lots, schools and universities, etc.) to provide charging as an amenity.
●	Technology-Enabled Products and Services. We are focused on enhancing products and services to maintain a leadership position as a developer and operator of networked charging infrastructure. Continued research and development activities focused on network optimization, hardware design, station architecture and our technology stack and software applications widen our competitive positioning and offer the potential for high margin accretive revenue streams. Our mobile app offers EV drivers seamless charging experiences via functionality such as Autocharge+. Operating portals provide key partners, such as eXtend partners, automakers and site hosts, visibility to relevant aspects of the EVgo Public Network. Sophisticated, real-time diagnostics allow us to seamlessly manage the customer charging experience and enhance our communications with vendors who are maintaining the network. Our proprietary network planning, performance modeling, pricing and energy management tools allow us to understand and respond to market conditions. Together, we believe these technology-enabled products and services strengthen our customer relationships and improve operational efficiencies.
●	PlugShare. We deliver services to EV drivers through our subsidiary PlugShare, the leading global platform for EV drivers to locate and provide information relating to charging stations and provide feedback on their charging experiences, while leveraging tools like EV Trip Planner. Beyond its services to EV drivers, PlugShare delivers data to automakers and other customers through the PlugShare API and manages the world’s largest EV driver research panel through PlugInsights. PlugShare also delivers advertising impressions globally on behalf of its advertising customers.
●	Disciplined Capital Allocation. Our capital investments undergo rigorous financial analysis and consideration. Investments are analyzed using several parameters and require the portfolio to meet or exceed a pre-defined internal rate of return before approval. Robust underwriting standards are reviewed periodically to underpin such disciplined capital allocation.
●	Public Policy Engagement. We are continuously engaged with federal policymakers, state agencies, utilities, state legislatures and other stakeholders to mitigate risks, shape funding opportunities, reduce electricity rates, implement streamlined EV charging tariffs and interconnection processes and promote competitive ownership of EVSE.

Competition

The charging infrastructure sector is evolving as the EV market expands to serve new drivers and EV policies change. Key parts of the charging value chain include charging equipment manufacturing and sales, charging network operation and ownership, charging software development, and the provision of e-mobility services. The business models being pursued by each company in the charging competitive landscape are varied.

As a leading builder, owner and operator of a public fast charging network, some our competitors include Tesla, Electrify America, ChargePoint, Ionna, and Blink. The principal competitive factors in our industry include charger count, locations, and accessibility; charger connectivity to EVs and ability to charge widely adopted standards; speed of charging relative to expected vehicle dwell times at a location; adjacent amenities; DCFC network reliability, scale and local density; software-enabled service offerings and overall customer experience; operator brand, track record and reputation; access to equipment vendors and service providers; policy support incentives; and pricing. Existing competitors may expand their product offerings and sales strategies, new competitors may enter the market and certain fleet customers may choose to install and operate their own charging infrastructure. If our market share decreases due to increased competition, our revenue and ability to generate profits in the future may be impacted.

Barriers to entry in the EV charging market may erode as a result of government intervention and various support programs, leading to more competitors with a variety of profitability objectives. We have competitive advantages in delivering charging services driven by network scale, network design, experience developing and operating DCFC infrastructure, OEM partnerships, rideshare partnerships, brand equity, longstanding reputation in the industry, a well-established supply chain, differentiated station design and software enabled service offerings and network effects driven by a large number of repeat customers. Competition arising from use of other types of alternative fuel vehicles such as hydrogen, plug-in hybrid EVs, extended-range EVs, and high fuel economy gasoline and diesel-powered vehicles could inhibit growth in the EV sector.

Suppliers and Service Providers

Charging Equipment and Related Services. We have invested in and maintain long-term relationships with suppliers and service providers. We design stations and customize EV chargers in-house or in collaboration with manufacturers and outsource production. Based on a rigorous certification and qualification testing process, we have established commercial relationships with multiple EV charger manufacturers. At this stage of the industry, equipment is unique to each supplier with respect to components and aftermarket maintenance and warranty services. As such, equipment and services are currently singularly sourced from each supplier. For the year ended December 31, 2025, Delta provided 80.5% of our total charging equipment compared to 77.3% for the year ended December 31, 2024. We also have a joint development agreement with Delta to develop our next generation of charging infrastructure.

We also typically contract with and manage specialized electrical and civil contractors to perform station construction and maintenance activities. Additionally, our charger management software platform was developed and is operated by Driivz.

Electricity. We purchase electricity for the majority of our charging stations directly from local utilities as a commercial or industrial customer representing approximately 96% of our total GWh throughput in 2025. Each site qualifies for a certain utility tariff based primarily on maximum instantaneous electric usage (i.e., peak kW) measured over a historic period. A typical electricity tariff for a site consists of (i) a fixed charge, generally based on the number of meters on site, (ii) an energy charge based on kWh used, which may vary depending on time of use (including seasons and peak hours), (iii) a demand charge, or cost charged per kW during the applicable calculation period, which is often monthly, but which may also vary depending on time of use and (iv) any applicable state and utility taxes. Commercial and industrial tariff structures, like those that our stations are served on, are generally very stable, with underlying base charge amounts updated by utilities every three to four years. Supply charges assessed to recover the cost of fuel and/or purchased power may be updated more frequently. In markets that permit competitive retail supply – including portions of the Northeast, Mid-Atlantic, Texas, and California, we have entered into fixed-price contracts to manage the underlying risk associated with the potential for volatility in supply costs and continue to explore the opportunity to enter into similar contracts for additional charging sites. Where we do not purchase electricity directly from the local utility, we obtain electricity through the Site Host and reimburse the Host at a pre-negotiated rate.

Customers, Partnerships and Strategic Relationships

We have established partnerships and strategic relationships with key OEMs, including GM, Honda, and Toyota, Site Hosts and fleet operators, as discussed further below. These relationships allow us to access new customers and build brand awareness through co-marketing. We may also benefit from promotional programs sponsored by OEMs. In some cases, OEM partners have agreed to provide one-time or ongoing payments related to the build-out of our charger network. In nearly all cases, we retain ownership of the chargers built under these OEM programs.

We have established, invested in and maintained long-term relationships with Site Hosts with national and regional multi-site portfolios of commercial and retail properties. Our Site Hosts span a wide array of industries and locations, including hotels, near airports, mixed-use facilities, municipal locations, parks and recreation areas, parking lots, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs and workplace locations. We have numerous master agreements with Site Hosts that enable the conversion of prospect sites into locations that can be developed by standardizing terms and conditions for site control. Our ownership model is attractive to Site Host partners as it allows them to offer an EV charging amenity to their customers without needing to incur upfront capital expenditures or ongoing operating costs while generating rent revenue from us. The benefits offered to Site Hosts through our business model continue to provide us with access to the highest quality sites that meet our return hurdles.

We had one customer that comprised 40.4% of our total net receivables as of December 31, 2025 and two customers that collectively comprised 41.7% of our total net receivables as of December 31, 2024. For the years ended December 31, 2025 and 2024, one customer represented 30.2% and 33.5%, respectively, of our total revenue. As we and the EV industry continue to grow, we expect revenues will be generated from a larger and an increasingly varied group of customers and commercial partners. In the ordinary course of business, we engage in active discussions and renegotiations with our commercial partners with respect to the solutions we provide and the terms of their agreements, including fees. Most of our contracts with our commercial partners have multi-year terms and some have the right to terminate prior to the end of the term. The loss of any of our largest commercial partners or the renegotiation of any of our largest contracts with our commercial partners could adversely affect our results of operations.

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

All proceeds from the DOE Loan will be used to reimburse us for up to 80% of certain costs associated with the construction, installation and deployment of approximately 7,500 new DC Stalls nationwide. At the closing of the DOE Loan, we contributed 1,594 DC Stalls from our existing public network to Swift Borrower as collateral, and we may be required to contribute additional DC Stalls or cash to Swift Borrower from time to time. We, through our subsidiary, EVgo Services, will provide charge point operator services to Swift Borrower for the duration of the DOE Loan. Cash received from revenues generated from the contributed DC Stalls is restricted to ensure that we have sufficient funds to keep the contributed stalls operational and make our required debt service and fee payments.

The DOE Loan matures on January 7, 2042. Beginning on March 15, 2030, Swift Borrower will be required to make quarterly payments to the FFB. Interest rates are fixed at the applicable long-dated U.S. Treasury rate plus a combined liquidity spread and risk-based charge of approximately 1.2% in the aggregate, and accrued interest is capitalized until the end of the Availability Period. Subject to certain conditions, including the existence of no events of default, Swift Borrower may voluntarily prepay any or all of the principal outstanding under the DOE Loan. Additionally, in the event of a Mandatory Prepayment Event (as defined in the Guarantee Agreement), Swift Borrower shall be required to prepay certain amounts outstanding under the DOE Loan. Swift Borrower’s obligations to the DOE and FFB under the DOE Loan are secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of Swift Borrower and the equity interests of Swift Borrower.

The Guarantee Agreement contains customary representations and warranties as well as affirmative and negative covenants (including restrictions on Swift Borrower making distributions to affiliates). The Guarantee Agreement also contains customary events of default including failure to make payments when due, failure to maintain the required debt service coverage ratio, the occurrence of a Change of Control (as defined in the Guarantee Agreement) or other breaches under the Guarantee Agreement. If an event of default occurs, the DOE has certain rights and may, among other options and in its discretion, assess fees and penalties, enforce the collateral, and declare all amounts under the DOE Loan payable immediately in full.

As of December 31, 2025, the outstanding balance under the DOE Loan was $140.6 million, which includes $5.6 million in paid-in-kind interest. As of December 31, 2025, Swift Borrower had $919.3 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. As of December 31, 2024, there were no amounts outstanding under the DOE Loan. The weighted average interest rate on the outstanding amounts under the DOE Loan as of December 31, 2025 was 5.62%.

Credit Agreement

On the Voyager Closing Date, Voyager Borrower entered into the Credit Agreement. The Credit Agreement provides for a term facility of up to $300 million, consisting of (i) the Commitments and (ii) the Incremental Facility. Voyager Borrower may make Borrowings under the Credit Agreement from time to time during the Voyager Availability Period. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including contribution to Voyager Borrower by EVgo Services of the EV fast charging stalls to which the applicable Borrowing relates, delivery of a Borrowing notice and the ongoing accuracy of certain representations and warranties.

All proceeds from the Credit Agreement will be used to reimburse EVgo Services for up to 60% of certain costs associated with the construction, installation and deployment of the stalls contributed to Voyager Borrower by EVgo Services pursuant to the terms of the Credit Agreement and pay for certain transaction costs. The Loans are expected to support more than 1,900 stalls nationwide, including the buildout of more than 1,500 new stalls and 400 stalls that EVgo Services contributed from its existing public network to Voyager Borrower as collateral in connection with the initial borrowing on July 24, 2025. Under the terms of the Credit Agreement, EVgo Services may contribute additional stalls or cash to Voyager Borrower from time to time during the Voyager Availability Period. EVgo Services will provide charge point operator services to Voyager Borrower in connection with the project for the duration of the Credit Agreement.

Loans under the Credit Agreement may, at the election of Voyager Borrower, be in the form of a SOFR Loan or an ABR Loan (each as defined in the Credit Agreement). SOFR Loans bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus (i) 3.25% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 3.50% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. ABR Loans bear interest at a rate per annum equal to ABR (as defined in the Credit Agreement) plus (i) 2.25% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 2.50% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. Voyager Borrower began making quarterly interest payments in the year ended December 31, 2025.

Subject to certain conditions, including the existence of no events of default, Voyager Borrower may voluntarily prepay any or all of the principal amounts outstanding under the Credit Agreement. Additionally, upon the occurrence of certain mandatory prepayment events set forth in the Credit Agreement, Voyager Borrower may be required to prepay certain amounts outstanding under the Credit Agreement. Voyager Borrower’s obligations to the Lenders under the Credit Agreement are required to be secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of Voyager Borrower and the equity interests of Voyager Borrower.

As of December 31, 2025, the outstanding balance under the Loan was $65.8 million. As of December 31, 2025, Voyager Borrower had $159.2 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of December 31, 2025 was 6.92%.

GM Agreement

On July 20, 2020, we entered into the GM Agreement to build fast charger stalls that we will own and operate as part of the EVgo Public Network. The GM Agreement has been amended several times to, among other things, expand the overall number of charger stalls to be installed from 2,750 to 2,850, adjust charger stall installation targets, extend the completion deadline to June 30, 2028, provide for a payment of $7,000,000 in December 2022 in exchange for our agreement to apply certain branding decals on the fast chargers funded by GM pursuant to the GM Agreement and additional payments for changes to GM’s charger branding, maintain a specified uptime percentage (described below) over the term of the GM Agreement, and provide certain charging credits to GM EV customers. A certain portion of the charger stalls that we are required to build are Flagship Stalls. Pursuant to the GM Agreement, we are required to meet certain quarterly milestones measured by the number of charger stalls completed, and GM is required to make certain payments based on charger stalls completed.

Under the GM Agreement, we are required to install a total of 2,850 charger stalls by June 30, 2028, 81.4% of which were required to be and were installed by December 31, 2025. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and we may face delays in construction, commissioning or aspects of installation of the charger stalls we are obligated to develop. We are also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, we are committed to providing GM EV customers with a certain aggregate amount of charging credits.

The GM Agreement is subject to early termination in certain circumstances, including in the event we fail to meet the quarterly charger stall installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, we may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event we fail to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide us with notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages. Under the terms of the GM Agreement, we and GM can agree to adjust quarterly charger stall installation milestones from time to time, provided that the quarterly targets for an applicable calendar year must equal the total annual target under the GM Agreement for such year.

Pilot Infrastructure Agreement

On July 5, 2022, we entered into the Pilot Infrastructure Agreement and the Pilot O&M Agreement with the Pilot Company and GM to build, operate, and maintain up to 2,000 stalls served by DC chargers that the Pilot Company will own. The stalls will be located at the Pilot Company sites across the U.S.

Pursuant to the Pilot Infrastructure Agreement, we are required to meet certain construction milestones measured by the number of sites commissioned, and the Pilot Company is required to make certain payments each month based on completion of pre-engineering and development work, the progress of construction at each site and for each charger that we procure. Subject to extensions of time for specified excusable events, if we are unable to meet our commissioning obligations, the Pilot Company will be entitled to liquidated damages calculated per day, subject to a cap of $30,000 at each site. The Pilot Infrastructure Agreement includes customary events of default such as those resulting from insolvency, material breaches, and extended unexcused noncompliance, in each case subject to applicable notice and cure periods and other customary limitations on the parties’ ability to seek available remedies, including early termination. Additional provisions that may permit or cause early termination include the Pilot Company’s right to terminate after 1,000 stalls have been completed, our inability to secure certain chargers and a material increase in the price of chargers due to a change in law. If the Pilot Company elects to terminate the Pilot Infrastructure Agreement after 1,000 stalls have been completed, the Pilot Company must pay us a termination fee per stall for those not built; such fee varies based on the number of stalls already built. If we are wholly or partially unable to perform our obligations under the Pilot Infrastructure Agreement due to certain circumstances outside our control, including delays by permitting authorities and utilities or certain force majeure events, such inability will not be considered a breach or default under the Pilot Infrastructure Agreement. In 2025, we surpassed the 1,000 completed stalls milestone.

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

As of December 31, 2025, we held 27 patents and had 11 additional patent applications pending in the U.S. and abroad. We continue to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that provide a meaningful competitive advantage to us.

Governmental Regulation

State, regional and local regulations for installing EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors and certifications.

For example, Handbook 44 establishes a model weights and measures code, which covers numerous measuring and weighing devices including EV chargers. The latest version for EV charging has been adopted by law in 34 states, but implementation of Handbook 44 is still under development in most of these states. California has adopted its own weights and measures regulations and was the first state to begin enforcing these requirements. More recently, the Texas Department of Licensing and Regulation, the Michigan Department of Agriculture & Rural Development and the Florida Department of Agriculture and Consumer Services have adopted their own regulations, and other states are actively considering measures. We anticipate more widespread enforcement of the regulations by 2028, although this timeline is subject to change. Generally, public utilities commissions and state legislatures across the country have determined that EV charging service providers will not be regulated as utilities. Because we are not regulated as a utility, we have greater flexibility to set rates, including pricing for EV charging on a per-kWh basis across our public network.

A number of public policies have been promulgated at the federal and state levels in the last several years related to EV adoption, including incentives for charging infrastructure to support EV sales. An example of a federal program is the NEVI Program, which provides incentives from state departments of transportation for EV charging infrastructure, largely on highway corridors. An example of a state program is the CEC’s Clean Transportation Program, which allocates funding each year toward EV charging incentive programs.

Other policies exist to encourage electrification of rideshare and autonomous vehicles. For example, California has enacted the Clean Miles Standard aimed at reducing greenhouse gas emissions from TNCs, such as rideshare vehicles, through electrification and other means. California Senate Bill No. 500, which passed in 2021, requires that autonomous vehicles be zero-emission by 2030. Outside of California, New York City’s Taxi and Limousine Commission’s Green Rides Initiative requires rideshare trips to be electric or wheelchair accessible by 2030, and Massachusetts offers financial incentives for TNC drivers to purchase EVs. These initiatives, combined with a shift toward car-sharing and mobility as a service offering, are expected to accelerate EV adoption by fleets in the coming years.

Federal and state governments have historically maintained a suite of standards and regulations for vehicle fuel economy and emissions that impact car manufacturers' product offerings and investment plans. Since 2025, the current administration launched multiple regulatory proceedings to amend or rescind federal regulations.

Most recently, in February 2026, the EPA rescinded the 2009 Greenhouse Gas Endangerment Finding, resulting in the removal of greenhouse gas regulations for light-duty vehicles, which rescission we expect to be subject to legal challenge. Additionally, NHTSA has proposed amending the CAFE standards from model year 2022-2031 and no longer consider plug-in vehicles or BEVs when calculating fuel economy, meaning that under the proposal, only gas vehicles would be evaluated for compliance with CAFE standards. While this proposal is still pending, CAFE civil penalties were reduced to zero dollars as part of OBBBA, which passed in summer 2025. Although we are not a car manufacturer and thus not directly subject to these standards, they may indirectly affect our business by sending a market signal for car manufacturers to adjust their EV offerings, potentially impacting demand for charging services over the long term. The shifting regulatory environment, coupled with the sunset of vehicle incentives under OBBBA, have been contributing factors in the reduction of investments by OEMs in EVs. For example, General Motors announced in January 2026 that it would take a $6 billion charge as part of its EV investments reduction.

At the state level, California has historically set its own regulations under Section 177 of the Clean Air Act (42 U.S.C. §7507). However, in 2025, President Trump signed a Congressional Review Act resolution to repeal and nullify California’s ACC II regulation that had directed automakers to sell a growing percentage of ZEVs, culminating in 100% new ZEV sales in 2035. Roughly a dozen states adopted this regulation, but many of our markets achieving the highest throughput per stall did not.

California is currently in the process of developing new vehicle regulations. In October 2025, CARB launched its Drive Forward initiative to develop a new phase of light-duty vehicle regulations. CARB’s publicly stated timeline indicates this may be finalized as soon as mid-2027. We continue to monitor federal and state changes to these regulations to inform our network plan and VIO projections.

Grants and Incentives

We pursue a wide variety of public grants and leverage utility incentives to reduce capital expenditures. We have resources that help shape, monitor, submit for and utilize available grant and incentive funding for the development of DCFCs on a state, local and national level. Our network expansion and local build plans are informed partially based on expected timing for and availability of funding of this type. We have received awards for grants and incentives from state energy offices, state departments of transportation, local air districts, and utility rebate and “make-ready” programs.

In recent years, we benefited from the availability of 30C income tax credits, which effectively subsidizes the cost of placing our charging stations in service within specific census tracts. The OBBBA accelerated the phase-out of many IRA credits and the 30C income tax credit is now scheduled to expire on June 30, 2026 for any property placed in service after that date. During the year ended December 31, 2025, we transferred EVgo OpCo’s 2024 30C income tax credits for net cash proceeds of approximately $14.8 million. See Part I, Item 1A, “Risk Factors — Risks Related to the EV Market — The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could materially and adversely affect our business, financial conditions and results of operations.” for further discussion.

We intend to continue to seek additional grants, rebates, subsidies and incentives as an effective avenue to reduce our capital investment in the promotion, purchase and installation of charging stations where applicable.

Waste Handling and Disposal

We are subject to laws and regulations regarding the handling and disposal of hazardous substances and solid waste, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed of. For instance, CERCLA, also known as the superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. We rely on our recycling partners to make determinations regarding the handling of our waste. A release of hazardous substances in connection with our business may give rise to liabilities under CERCLA or similar state laws, which, if material, may adversely affect our business and financial condition.

We may also generate or dispose of solid wastes, which may include hazardous wastes that are subject to the requirements of RCRA and comparable state statutes. While RCRA regulates both solid and hazardous waste, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain components of our charging stations could potentially be subject to RCRA’s hazardous waste regulations at end-of-life, but qualify for exclusions to such regulations, provided certain requirements are met. However, if these components do not meet all of the requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste at end-of-life, with such wastes being subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or in our ability to qualify the materials we use for exclusions under such laws and regulations, could adversely affect our operating expenses.

Renewable Energy Markets

As part of our business strategy, we purchase RECs from accredited suppliers to match the non-renewable portion of electricity consumed across our public network. Any claims we make to consumers about our use of renewable energy are subject to regulation by the FTC. The FTC Green Guides require all non-renewable energy use to be matched with RECs in order to make renewable energy claims and may also require certain statements regarding the sources of renewable energy and related RECs. Failure to comply with such regulations can result in substantial monetary penalties or otherwise impact our results of operations. Therefore, we purchase certified RECs in order to qualify the electricity we distribute through charging stations, excluding renewable energy procured from the grid, as renewable energy and will continue to purchase certified RECs in the future to substantiate claims that the electricity provided from our charging stations is either 100% matched with purchases of renewable energy or is comprised of renewable energy procured from the grid. Additionally, as part of our business model, we project the number of RECs needed and purchase such RECs to meet this projection. Failure to accurately project our REC needs may result in the purchasing of RECs on the spot market in order to maintain compliance with applicable regulations. If material, this may adversely affect our business and financial condition.

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

Human Capital Management

Our mission is to build a sustainable business that eliminates emissions to protect our planet. We believe that our people are our most important asset to help us achieve our mission. We are focused on fostering a mission-driven workforce with a broad set of perspectives, experiences, and backgrounds to ensure that we are customer centric, collaborative, and innovative to lead to our collective success. Our human capital management strategy is integrated and aligned with our overall leadership objectives and is designed to attract, develop, and retain a high performing workforce to sustain our business, both today and in the future. We are focused on maintaining a culture of operational excellence that supports our employees, customers, and the many communities we serve. The workforce is guided by our core commitments to safety, integrity, customer service and continuous improvement. We remain steadfast in our commitment to treating people with dignity and respect. We are focused on maintaining the highest standards of ethical conduct on which our business and reputation have been built.

As of December 31, 2025, we had 376 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced a work stoppage and believe in maintaining positive relationships with our employees.

Health and Safety. We are committed to protecting the health and safety of our people and the communities we serve. Our commitment is demonstrated by providing the tools and skill building needed to help ensure that our employees can perform their work safely. Employees are empowered and encouraged to question, stop, and correct any unsafe act or condition while communicating openly and honestly on health and safety issues.

Company Culture. Our vision is to enable effortless fast charging for everyone. In order to maximize our customer base, we believe that our products and services need to be available to all people regardless of their background. To uphold our vision, we commit to reflecting on the communities we serve and implementing policies and practices that positively impact the many stakeholders we interact with. We strive to protect the environment and help tackle climate change, accelerating the transition to clean energy. We are also committed to the promotion of sustainable communities and the promotion of equal access. We believe that excellence in this area provides a benefit to our stakeholders and the communities in which we operate.

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

Our employees grow through a variety of training and development opportunities at all career tracks within the organization. We have an all-employee “EVgo Academy” program that includes Master Classes and other training resources. In February 2026, we hosted our company-wide EVgo University event covering in-depth facets of our business, including our mission, vision and values, what we are doing to enhance our customer experience, our product and technology strategy including the use of artificial intelligence, and developing team building, including collaboration, as well as personal well-being. We conduct an annual employee engagement survey for our employees to provide input on how we can improve through meaningful actions. We also offer tuition reimbursement programs to our eligible employees.

Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include competitive salaries, annual discretionary performance bonuses tied to objectives and key results, and, for all salaried employees, long-term equity awards tied to time-based vesting conditions. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating long-term performance and integrating compensation with our business plans. We participate in a compensation benchmark survey to review the competitiveness of our compensation packages. In addition, we offer employees benefits such as hybrid work options, life insurance, comprehensive health plans (medical, dental and vision), flexible paid time off, generous supplemental parental pay, EV car loaners at our headquarters, discounted charging nationwide, and a 401(k) plan.

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

Risks Related to Our Business

●	We are an early-stage growth company with a history of operating losses and expect to incur significant expenses and continuing losses at least for the near- and medium-term.
●	Our growth and success are highly correlated with and thus dependent upon the continuing adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.
●	We have recently experienced rapid growth. If we fail to manage growth effectively, our business, financial condition and results of operations could be materially and adversely affected.
●	Current and future administrations at the federal and state level may create uncertainty for the EV sector, which may have a material and adverse effect on our business, financial condition and results of operations.
●	Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
●	We currently face competition from a number of companies and expect to face significant competition in the future as the market for EV charging develops.
●	We rely on a limited number of vendors for our charging equipment and related support services. A loss of any of these partners could materially and adversely affect our business, financial condition and results of operations.
●	Because we are currently dependent upon a limited number of customers and OEM partners, the loss of a significant customer or OEM partner could materially and adversely affect our business, financial condition and results of operations.
●	Our success and growth depend on our relationships with automotive OEM and fleet partners.
●	Our business is subject to risks associated with construction, cost overruns and delays and other contingencies that may arise in the course of completing installations, and such risks may increase in the future as we expand the scope of such services with other parties.
●	Disruptions in our supply chain could materially and adversely affect our business, financial condition and results of operations.
●	We may need to raise additional funds, and they may not be available when needed or may only be available on unfavorable terms, which could impact our ability to fund our operations, our growth and the build-out of our network.

Risks Related to the DOE Loan

●	The growth of our business is substantially dependent on our ability to fully draw on our DOE Loan, which contains a number of conditions precedent to each draw. Failure to satisfy the conditions required to fully draw down on our DOE Loan would materially and adversely affect our business, financial condition and results of operations.
●	Our failure to comply with the covenants or other terms of the DOE Loan, including as a result of events beyond our control, could result in a default under the DOE Loan that could materially and adversely affect the ongoing viability of our business.
●	The DOE Loan is secured by a substantial portion of our consolidated assets, resulting in the lack of substantial remaining assets available for incurring additional secured indebtedness.
●	The restrictions imposed on Swift Borrower under the DOE Loan limit our flexibility in operating the business of Swift Borrower and could limit our flexibility in operating our business.
●	We depend upon cash distributions from our subsidiaries, including Swift Borrower, to fund our operations, and restrictions on Swift Borrower’s ability to distribute cash to us under the DOE Loan could adversely affect our business plans.

Risks Related to the EV Market

●	Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for our products and services.
●	Rideshare and commercial fleets may not electrify as quickly or rely on public fast charging or on our network as much as expected. Future demand for or availability of battery EVs from the medium- and heavy-duty vehicle segment may not develop as anticipated or take longer to develop than expected.
●	We derive revenue from the sale of regulatory credits. There are a number of factors beyond our control that could have a material adverse effect on our ability to generate such revenue.
●	The EV market currently benefits from the availability of rebates, tax credits and other financial incentives from governments, utilities and others to offset the purchase or operating cost of EVs and EV charging stations. The reduction, modification or elimination of such benefits could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Technology, Intellectual Property and Infrastructure

●	Our business, financial condition and results of operations may be materially and adversely affected if we are unable to maintain, protect and enforce our technology and intellectual property.
●	The current lack of industry standards, and the anticipated future transition to the NACS charging standard, may lead to uncertainty, additional competition and unexpected costs.

Risks Related to Finance, Tax and Accounting

●	We have identified material weaknesses in our internal control over financial reporting, and any inability to timely remediate these material weaknesses or otherwise establish and maintain an effective system of internal control over financial reporting may harm investor confidence and cause a decline in the price of our Class A common stock.
●	Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could materially and adversely affect our and EVgo OpCo’s business, financial condition and results of operations.
●	Continuing or worsening inflationary pressures and associated changes in monetary policy, or changes to trade policy, including tariff and customs regulation, may result in increases to the cost of our charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.

Risks Related to Our “Up-C” Structure and the Tax Receivable Agreement

●	EVgo Holdings owns the majority of our voting stock and therefore has the right to appoint a majority of our board members, and EVgo Holdings’ interests may conflict with those of other stockholders.
●	Our only principal asset is our interest in Thunder Sub, which, in turn, holds only units issued by EVgo OpCo; accordingly, we depend on distributions from EVgo OpCo and Thunder Sub to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.
●	We will be required to make payments under the Tax Receivable Agreement for certain tax benefits that we may claim, and the amounts of such payments could be significant.

Risks Related to Our Securities

●	We are a “controlled company” within the meaning of the rules of the Nasdaq and the rules of the SEC. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.
●	Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
●	Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for Class A common stock and could entrench management.

Risk Factors

Risks Related to Our Business

We are an early-stage growth company with a history of operating losses and expect to incur significant expenses and continuing losses at least for the near- and medium-term.

We have a history of operating losses and negative operating cash flows. As of December 31, 2025, we had $210.7 million of cash, cash equivalents, and restricted cash, and $161.2 million of working capital. While we believe that our cash, cash equivalents, and restricted cash on hand as of December 31, 2025, together with the DOE Loan, and the Credit Agreement are sufficient to meet our current working capital and capital expenditure requirements, there can be no assurance that we will be able to successfully draw on our loans in full and achieve and maintain profitability in the future. Any future profitability is particularly dependent upon the continued adoption of EVs by consumers, fleet operators and other electric transportation modalities, continued support from regulatory programs and, in each case, the use of our chargers, any of which may not occur at the levels we currently anticipate or at all. We may need to raise additional financing through loans, securities offerings or additional investments in order to fund our ongoing operations. There is no assurance that we will be able to obtain such additional financing or that we will be able to obtain such additional financing on favorable terms.

Our growth and success are highly correlated with and thus dependent upon the continuing adoption of and demand for EVs and OEMs’ ability to supply such EVs to the market.

Our growth is highly dependent upon the continued adoption of EVs by governments, businesses and consumers. The market for EVs is still rapidly evolving, characterized by rapidly changing technologies, increasing consumer choice as it relates to available EV models, their pricing and performance, evolving government regulation and industry standards, changing consumer preferences and other related factors. Our revenues are driven in large part by EV drivers’ driving and charging behavior. Potential shifts in behavior may include but are not limited to changes in annual vehicle miles traveled, preferences for urban vs. suburban vs. rural and public vs. private, and DCFC vs. Level 2 charging, demand from rideshare or urban delivery fleets and the emergence of autonomous vehicles and/or new forms of mobility. Although demand for EVs grew over the past decade, there is no guarantee of continuing future demand. Public DC fast charging may not develop as expected and may fail to attract projected market share of total EV charging. If the market for EVs develops more slowly than expected, or if demand for EVs develops more slowly than expected or decreases, our growth would be reduced, and our business, prospects, financial conditions and results of operations would be harmed. The market for EVs, and ultimately EV charging, could be affected by numerous factors, such as:

●	perceptions about EV features, quality, driver experience, safety, performance and cost;
●	perceptions about the limited range over which EVs may be driven on a single battery charge and about availability and access to sufficient public EV charging stations;
●	competition, including from other types of alternative fuel vehicles (such as hydrogen fuel cell vehicles), plug-in hybrid EVs, extended-range EVs, high fuel-economy ICE vehicles and other types of charging methods (e.g., battery swaps);
●	availability of EV tax credits, rebates, and incentives;
●	volatility in the price of gasoline and diesel at the pump;
●	EV supply chain shortages and disruptions;
●	concerns regarding the reliability, stability and capacity of the electrical grid;
●	the change in an EV battery’s ability to hold a charge over time;
●	availability of maintenance, repair services and spare parts for EVs;
●	consumers’ perception about the convenience, speed and cost of EVs and EV charging and the availability and reliability of EV charging infrastructure;
●	government regulations and economic incentives, including adverse changes in, or expiration of, favorable tax incentives related to EVs, EV charging stations or decarbonization generally, the adoption of the OBBBA and the EPA’s rescission of the 2009 Greenhouse Gas Endangerment Finding;
●	government legislation and regulations restricting the operation of autonomous vehicles;
●	relaxation or elimination of government mandates or quotas regarding the sale of EVs and fuel economy standards;
●	the number, price and variety of EV models available for purchase; and
●	concerns about the future viability of EV manufacturers.

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

While many global OEMs and several new market entrants have announced plans for new EV models, the lineup of EV models with increasing fast charging needs expected to come to market over the next several years may not materialize in that timeframe, may fail to attract sufficient customer demand, or may be cancelled or delayed by manufacturers, beyond those cancellations in the past year. Demand for EVs may also be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulations and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in reduced demand for EV charging solutions and therefore materially and adversely affect our business, financial condition and results of operations.

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

Our business and growth prospects have and continue to benefit, in part, from federal, state and local policies, as well as incentives and regulatory frameworks that support the adoption of EVs and the deployment of EV charging infrastructure, which are subject to change and uncertainty outside of our control.

On July 4, 2025, H.B. 1, 119th Congress (2025), also referred to as the OBBBA, was enacted in the U.S. OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA led to the sunset of the IRA’s $7,500 EV tax credit and $4,000 used EV credit after September 30, 2025 and terminates the 30C income tax credits for any locations placed in service after June 30, 2026. The NEVI Program continues to provide funding to states to deploy EV charging, or emissions standards proposed by the EPA. See Part I, Item 1 “Business – Market Overview.” In addition to NEVI Program funding, a number of states also offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. Such federal policies relating to investment in charging infrastructure could also impact our ability to draw funds down under the DOE Loan, which could materially and adversely impact our business, financial condition and results of operations. See Part I, Item IA, “Risk Factors — Risks Related to the DOE Loan.” Additionally, in many states, utilities offer rebates or other incentive programs, typically called “make-ready” programs, to incentivize the development of EV charging infrastructure.

However, federal and state incentives and other government commitments and initiatives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced, modified or terminated as a matter of regulatory, executive or legislative policy. The impact of the government EV initiatives, including regulatory requirements and restrictions that may impact the ability of us and our competitors to take advantage of such initiatives, cannot be known with any certainty at this time, and we may not reap any or all of the expected benefits of such initiatives.

Current and future administrations at the federal and state level may create further uncertainty for the EV sector. For example, the current administration may enact policies and change regulations that may continue to adversely affect the growth of the EV market. See Part I, Item 1, “Business – Government Regulations.” The current administration has also proposed further increases of tariffs on certain foreign imports into the U.S. New or increased tariffs on imports to the U.S. could also have a significant impact on us, particularly our ability to source components for our charging network and the cost of such components. New or increased tariffs may also result in a suppressed EV market, fewer EVs on the road and lower demand for EV chargers, which would have an adverse effect on our business, prospects, financial condition and results of operations.

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

The EV charging market is relatively new, and we currently face competition from a number of companies. There are a number of established and emerging EV charging companies operating in the U.S. that pursue various business models that are constantly evolving, including Tesla, Electrify America, ChargePoint, Ionna, and Blink.

We compete (or, in the future, may compete) with some or all of these companies and other competitors across a number of industry segments, including retail and fleet. The principal competitive factors in the industry include charger count, locations, accessibility and reliability; charger connectivity to EVs and ability to charge widely adopted standards; speed of charging relative to expected vehicle dwell times at the location; adjacent amenities; DCFC network reliability, scale and local density; software-enabled services offerings and overall customer experience; operator brand, track record and reputation; access to equipment vendors and service providers; policy support incentives; and pricing. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may be better equipped to initiate or withstand substantial price competition. Additionally, historically we have generated a significant portion of our revenue from agreements with OEM partners, and the loss of one or more of these OEM partners as a result of such partners investing in their own EV charging networks (or another EV charging network in which they participate) could materially and adversely affect our business, financial condition and results of operations.

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

We rely on a limited number of vendors for design, testing and manufacturing of charging equipment which at this stage of the industry is unique to each supplier and thus singularly sourced with respect to components as well as aftermarket maintenance and warranty services. For the years ended December 31, 2025 and 2024, two vendors provided 91.4% and 87.9%, respectively, of our total charging equipment. This reliance on a limited number of vendors increases our risks, since we do not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to reduced availability of certain key components such as semiconductors, we may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. See Part I, Item IA, “Risk Factors — Risks Related to Our Business — Disruptions in our supply chain could materially and adversely affect our business, financial condition and results of operations.” Thus, our business, financial condition and results of operations could be materially and adversely affected if one or more of our current or future vendors is impacted by any interruption at a particular location or is acquired or impacted by liquidity issues.

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

Given the nascent stage of the industry, a limited number of contractual commercial customers and OEM partners currently account for a substantial portion of our income. For the years ended December 31, 2025 and 2024, one customer represented 30.2% and 33.5% of total revenue, respectively. Our operating projections are currently contingent on our performance under our commercial contracts. At least in the short term, we expect that a majority of our sales outside of the retail customer market will continue to come from a concentrated number of commercial customers and OEM partners. We expect a substantial portion of our cash receipts in the near future to be from a limited number of commercial customers and OEM partners and, as a result, will be subject to any risks specific to those entities and the jurisdictions and markets in which they operate, including OEMs’ ability to develop a portfolio of EV models and attract customers for those models and maintain or expand their investments in EVs and EV charging infrastructure. We may be unable to accomplish our business plan to diversify and expand our customer and OEM partner base by attracting a broad array of customers and OEM partners, which could materially and adversely affect our business, financial condition and results of operations.

Our success and growth depend on our relationships with automotive OEM and fleet partners.

The success of our business depends on our ability to develop and maintain relationships with OEMs, such as GM, Honda, Toyota, and others. These relationships help us access new customers and build brand awareness through co-marketing. We may also benefit from promotional programs sponsored by OEMs, such as prepaid charging credits. In some cases, our OEM partners have agreed to fund capital expenditures related to the build-out of our charger network. For example, GM is providing payments for performance obligations that will help fund the accelerated build-out of 2,850 charger stalls for our fast charger network through June 2028. If we fail to develop and maintain relationships with OEMs, or if OEMs opt to partner or expand partnerships with competitors rather than us, our revenues may decline and our business may suffer.

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

We are required to install a substantial number of chargers pursuant to the GM Agreement. If we do not meet our obligations under this agreement, we may not be entitled to payments from GM and may be required to pay liquidated damages.

Pursuant to the GM Agreement, we are required to meet certain quarterly milestones measured by the number of charger stalls installed and GM is required to make certain payments based on charger stalls installed. Under the GM Agreement, we are required to install a total of 2,850 charger stalls by June 30, 2028, 81.4% of which were required to be and were installed by December 31, 2025. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and we may face delays in construction, commissioning or aspects of installation of the charger stalls we are obligated to develop. We are also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, we are committed to providing GM EV customers with a certain aggregate amount of charging credits.

The GM Agreement is subject to early termination in certain circumstances, including in the event we fail to meet the quarterly charger stall installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, we may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event we fail to meet a charger stall installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide us with notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages.

We may not meet the charger stall installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection, as well as delays related to industry and regulatory adaptation to the requirements of high-powered charger installation including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and land owners, and supply chain issues. As of February 15, 2026, there were approximately 429 charger stalls in the active engineering and construction development pipeline, all of which had been approved by GM. As of February 15, 2026, we had approximately 12 charger stalls left to install to meet our charger milestone for the quarter ending March 31, 2026. If we did not build any additional charger stalls after February 15, 2026, the liquidated damages would be up to $4.8 million. Under the terms of the GM Agreement, we and GM can agree to adjust quarterly charger stall installation milestones from time to time, provided that the quarterly targets for an applicable calendar year must equal the total annual target under the GM Agreement for such year.  Going forward, it is uncertain whether the potential issues in the procurement, installation, or energization of chargers will continue to be resolved in a timely fashion.

We are required to install a substantial number of chargers pursuant to the Pilot Infrastructure Agreement. If we do not meet our obligations under this agreement, we may not be entitled to payments from the Pilot Company and may be required to pay liquidated damages, which may be significant.

Pursuant to the Pilot Infrastructure Agreement, we are required to meet certain milestones over two biennial periods measured by the number of chargers installed and charger sites serviced, and the Pilot Company is required to make certain payments each month based on the progress of construction at each charger site and for each charger procured. Under the Pilot Infrastructure Agreement, we were required to install approximately 500 chargers at 300 charger sites during the first two-year period and will be required to install approximately 500 chargers at approximately 200 to 250 additional charger sites during the second two-year period. Although we have met our charger installation milestones to date, we may not be able to meet the charger installation milestones in the future and may be subject to liquidated damages, modifications to the Pilot Infrastructure Agreement or termination of the Pilot Infrastructure Agreement.

Subject to certain excusable events that extend the deadline for completion, if we are unable to meet our charger installation obligations by the deadline, the Pilot Company may be entitled to liquidated damages. Furthermore, depending on the length of the delay, the Pilot Company may remove the charger site from the portfolio without designating a replacement charger site.

The Pilot Infrastructure Agreement is subject to early termination for several reasons including: (a) at the Pilot Company’s election after 1,000 charging stalls have been completed, subject to the delivery of certain payments to us, (b) our inability to secure certain charger types in specified circumstances and (c) a material increase in the price of chargers due to a change in law. In 2025, we surpassed the 1,000 completed stalls milestone.

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

Charger installation and construction is typically performed by third-party contractors managed by us. The installation and construction of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters and typically requires local utility cooperation in design and interconnection request approval and commissioning, as well as various local and other governmental approvals and permits that vary by jurisdiction. In addition, building codes, accessibility requirements, utility interconnect specifications, review, approval or study lead time or regulations may hinder EV charger installation and construction because they end up costing the developer or installer more in order to meet the code requirements. In addition, increased demand for the components necessary to install and construct charging stations could lead to higher installed costs. Meaningful delays or cost overruns caused by our vendor supply chains, contractors, utility upgrades scope and delays, or inability of local utilities and approving agencies to cope with heightened levels of activity, may impact our ability to satisfy the requirements under the Build Schedule and our other contractual commitments, and may impact revenue recognition in certain cases and/or impact our relationships, any of which could impact our business and profitability, pace of growth and prospects. For example, the installation of charger stalls under the GM Agreement has required significant utility upgrades to accommodate the higher capacity chargers. We have experienced significant delays in these upgrades, which have in turn caused delays in the construction of the chargers pursuant to the GM Agreement. We expect utility-related delays to continue as the industry continues to adapt to the requirements of high-powered charger installation. If these delays continue or worsen, we may not meet the charger-installation milestones under the GM Agreement or its other contractual commitments under agreements with other third parties. See Part I, Item IA, “Risk Factors — Risks Related to Our Business — We are required to install a substantial number of chargers pursuant to the GM Agreement. If we do not meet our obligations under this agreement, we may not be entitled to payments from GM and may be required to pay liquidated damages” and Part I, Item IA, “Risk Factors — Risks Related to Our Business — We are required to install a substantial number of charger stalls pursuant to the Pilot Infrastructure Agreement. If we do not meet our obligations under this agreement, we may not be entitled to payments from the Pilot Company and may be required to pay liquidated damages, which may be significant.”

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

In addition, our network expansion plan relies on our site development efforts and our business is exposed to risks associated with receiving site control and access necessary for the construction of the charging station and operation of the charging equipment, electrical interconnection and power supply at identified locations sufficient to host chargers on a timely basis. We do not own the land at the charging sites and rely on site licenses with Site Hosts that convey the right to build, own and operate the charging equipment on the site. We may not be able to renew the site licenses or retain site control. The process of establishing or extending site control and access could take longer or become more competitive. As the EV market grows, competition for premium sites may intensify, the power distribution grid may require upgrading, and electrical interconnection with local utilities may become more competitive, all of which may lead to delays in construction and/or commissioning or prevent us from completing construction. As a result, we have in the past experienced, and may in the future experience, Site Hosts terminating site development agreements for which we were unable to recover termination fees and construction costs incurred, and we may be exposed to increased interconnection costs and utility fees, as well as delays, which may slow the pace of our network expansion.

Disruptions in our supply chain could materially and adversely affect our business, financial condition and results of operations.

The conflict in Ukraine and tensions in the Middle East region continue to result in disruption, instability and volatility in global markets and industries that negatively impact our supply chain. The U.S. government and other governments have already imposed severe economic sanctions and export controls against Russia and Russian interests and may impose additional economic sanctions and trade controls. The impact of these measures, as well as potential responses to them by Russia, could adversely affect our supply chain, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

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

We may need to raise additional funds, and they may not be available when needed or may only be available on unfavorable terms, which could impact our ability to fund our operations, our growth and the build-out of our network.

We may need to raise additional capital in the future to fund our operations, further scale our business and expand our charging network. We may raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or through grant funding. We cannot be certain that additional funds or incentives will be available on favorable terms when required, or at all, or that we will be able to capture expected grant funding under various existing and new state and local programs in the future. Interest rates have been elevated in recent periods, and, while they have recently fallen, if that trend does not continue, the cost of capital could remain high or increase in future periods. Any future indebtedness we incur would be effectively subordinated to the DOE Loan and the Credit Agreement to the extent of the collateral securing the DOE Loan and the Credit Agreement, and would be structurally subordinated to the existing and future indebtedness of our subsidiaries, including the DOE Loan and the Credit Agreement. Additionally, the terms of the DOE Loan impose limitations on our ability to raise funds insofar as restrictive covenants relating to Swift Borrower’s ability to incur indebtedness and pledge assets. See Part I, Item IA, “Risk Factors — Risks Related to the DOE Loan — The restrictions imposed on Swift Borrower under the DOE Loan limit our flexibility in operating the business of Swift Borrower and could limit our flexibility in operating our business.”

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

In addition, a significant portion of our software platform depends on our partnership with Driivz, an EV charging management platform. If for any reason Driivz is unable to effectively support our software platform, our business could be adversely impacted. For example, if for any reason we are no longer able to maintain our partnership with Driivz, we may face a material challenge in efficiently transitioning our software offering.

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

Our industry and business are subject to risks associated with consumer fraud and misuse, including at our charging stations that are often located in areas that are publicly accessible and may be exposed to vandalism or misuse by customers or other individuals, which would increase our replacement and maintenance costs.

Our public chargers may be exposed to vandalism or misuse by customers and other individuals, increasing wear and tear of the charging equipment. Such damage could shorten the usable lifespan of the chargers and require us to increase our spending on replacement, maintenance and insurance costs and could result in Site Hosts reconsidering the value of hosting our charging stations at their sites. Damaged charging stations may also not be able to be used while they await repair and any disruption to the availability of spare parts may extend maintenance windows, each of which may negatively impact our revenue. In addition, the cost of any such damage may not be covered by our insurance in full or at all and, in the event of repeated damage to our charging equipment, our insurance premiums and deductibles could continue to increase and we could be subject to additional insurance costs or may not be able to obtain insurance at all, any of which could have an adverse effect on our business. As a consumer business, we are also subject to risks associated with credit or debit card fraud and other payment processing related issues.

Our business has generally been financed through a combination of our corporate funds and non-recourse project finance debt. If our project subsidiaries default on their obligations under such limited or non-recourse debt, we may be required to make certain payments to the relevant debt holders, and if the collateral supporting such project financing structures is foreclosed upon, we may lose certain of our assets.

Our business has generally been financed using a combination of our corporate funds and limited or non-recourse project finance debt. If our project subsidiaries default on their obligations under the relevant debt documents  and the creditors foreclose on the relevant collateral, we may lose our ownership interest in the relevant project subsidiary or our project subsidiary owning the assets would only retain an interest in the physical assets, if any, remaining after all debts and obligations were paid in full.

Some of our business objectives are dependent upon the purchase of RECs, and an increase in the cost of such certificates may adversely impact our business and results of operations.

As part of our business strategy, we market the electricity provided from our charging stations as either 100% matched with purchases of RECs or comprised of renewable energy procured from the grid. We purchase various RECs in order to qualify the electricity that we distribute through our charging stations as renewable. Several states have passed renewable energy portfolio standards, which set a minimum percentage of energy that must be generated from renewable sources. These standards may require utilities or load serving entities to acquire RECs annually in order to demonstrate their compliance. Other regulations may also impact the supply of and demand for, such RECs. While higher renewable energy portfolio standards may also increase the amount of renewable energy available, we cannot predict the impact such regulations may have on the price or availability of RECs. If we are unable to purchase a sufficient number of RECs, we may be unable to achieve this objective, which may negatively impact our reputation in the marketplace. If the cost of RECs increases, it may negatively impact our results of operations.

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

From time to time, we have experienced cyber-attacks on our information technology infrastructure and systems. While we believe such attacks have been unsuccessful against us to-date, computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in our services and operations and loss, access, disclosure, alteration, destruction, misuse or theft of data, including confidential, proprietary or personal information. Computer malware, viruses, ransomware, hacking, phishing attacks and denial-of-service attacks against online networks have become more prevalent and may occur on our systems or the systems of our vendors, suppliers or service providers and other third parties. Our business may be subject to heightened risks of cyber intrusion as nation-state hackers and other hackers use ransomware attacks seeking to disable critical infrastructure and extort companies for ransom payments. Cybersecurity organizations in many countries have published warnings of increased cybersecurity threats to U.S. businesses, and external events, like the conflict in Ukraine or tensions in the Middle East, may increase the likelihood of cybersecurity attacks, particularly directed at energy, fueling or infrastructure service providers.

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

Our use of artificial intelligence technologies, including generative AI, may expose us to operational, regulatory, and competitive risks.

We use AI technologies, including generative AI, in connection with various business activities such as network planning and operational analysis. Our use of these technologies is subject to evolving regulatory frameworks at the federal and state level, and compliance with emerging requirements may impose additional costs, require modifications to our practices, or restrict certain uses of AI. Generative AI and other related emerging technologies present inherent risks, including unintended biases, accuracy issues, and the potential for discriminatory outcomes that could lead to errors in decision-making and negatively affect our operations, reputation, and financial performance. The use of AI by our employees, vendors, or third-party providers also presents data privacy and security risks, including the potential for sensitive Company or customer information to be exposed to unauthorized recipients, and could result in claims related to confidential information, intellectual property, or failure to comply with applicable legal requirements. We also rely on third-party platforms and providers for certain AI capabilities, and changes to those providers' terms of service, pricing, availability, or functionality could disrupt our operations or require us to identify alternative solutions on short notice. Information technology systems, including AI capabilities, are a component of our long-term competitive strategy for optimizing our charging network and enhancing customer experience. Other participants in the EV charging industry are investing in AI technologies for network optimization, predictive maintenance, dynamic pricing, and customer experience, and our failure to keep pace with these technological developments could place us at a competitive disadvantage, particularly if regulatory developments also limit our ability to deploy these tools. If we fail to maintain appropriate governance and oversight over AI systems, we could face customer complaints, reputational harm, or regulatory scrutiny that could adversely affect our business and results of operations.

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

Our business is concentrated in certain markets, exposing us to region‑specific risks.

For the years ended December 31, 2025 and 2024, 49.7% and 46.7%, respectively, of our charging revenues were generated in California. This concentration of our operational infrastructure makes our business and results of operations particularly susceptible to adverse economic, regulatory, political, weather, utility, and other conditions affecting this market. Changes in state or local incentive programs, utility rate structures, permitting and zoning requirements, grid reliability, or the occurrence of extreme weather events or natural disasters could disproportionately impact our operations, growth prospects, and results of operations.

Risks Related to the DOE Loan

The growth of our business is substantially dependent on our ability to fully draw on our DOE Loan, which contains a number of conditions precedent to each draw. Failure to satisfy the conditions required to fully draw down on our DOE Loan would materially and adversely affect our business, financial condition and results of operations.

The DOE Loan provides for up to $1.248 billion of loans, consisting of $1.05 billion of principal and up to $193 million of capitalized interest, to fund the construction, installment and deployment of approximately 7,500 new DC Stalls nationwide. We cannot, however, access these funds all at once, but only through periodic draws through the end of the Availability Period, assuming eligible costs are incurred. Our ability to receive Advances under the DOE Loan is subject to satisfaction of various conditions precedent, including but not limited to continued compliance with our representations and warranties, the required debt service coverage ratio, information requirements and repayment obligations. If we are unable to satisfy the conditions required to borrow under the DOE Loan and the DOE does not grant a waiver, and as a result we are not able to draw on the DOE Loan to fund the contemplated DC stalls, we may have to delay completion of the new DC stalls, which could materially and adversely affect our business, financial condition and results of operations.

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

Our obligations under the DOE Loan are secured on a first priority basis (subject to customary exceptions and permitted liens) by, and among other things, certain assets of Swift Borrower, which include the DC stalls contributed to Swift Borrower by us pursuant to the terms of the DOE Loan, and the equity interests of Swift Borrower. Because a substantial portion of our consolidated assets secure the DOE Loan, we may not have substantial remaining assets available to secure other indebtedness. Accordingly, this may limit our ability to incur additional secured indebtedness in the future. Additionally, if Swift Borrower is unable to satisfy its payment obligations under the DOE Loan and an event of default occurs, the secured parties under the DOE Loan may foreclose on and sell the secured assets, which could prevent us from accessing such assets for our business and conducting our business as planned. Either of these events could materially and adversely affect our business, financial condition and results of operations.

The restrictions imposed on Swift Borrower under the DOE Loan limit our flexibility in operating the business of Swift Borrower and could limit our flexibility in operating our business.

The DOE Loan contains various affirmative and negative covenants that limit the ability of Swift Borrower and sometimes its affiliates to engage in specified types of transactions. These covenants, which are each subject to customary exceptions, impose limitations on Swift Borrower’s ability to, among other things, without complying with the DOE Loan or obtaining the consent of the DOE:

●	incur additional indebtedness;
●	sell, lease, transfer or otherwise dispose of certain assets;
●	acquire another company or business or enter into a merger or similar transaction with third parties;
●	pay dividends and make other restricted payments;
●	encumber or permit liens on certain assets;
●	amend our organizational documents or capital structure; and
●	make certain investments.

Our Board of Directors or management team may believe that Swift Borrower taking any one of these actions would be in our best interests and the best interests of our stockholders. If that were the case and if we were unable to complete any of these actions because the DOE does not provide its consent, that could materially and adversely impact our business, financial condition and results of operations.

We depend upon cash distributions from our subsidiaries, including Swift Borrower, to fund our operations, and restrictions on Swift Borrower’s ability to distribute cash to us under the DOE Loan could adversely affect our business plans.

We conduct our operations through operating subsidiaries, including Swift Borrower. Accordingly, our ability to meet our obligations at the EVgo level depends upon the ability of our subsidiaries, including Swift Borrower, to distribute cash to us. In this regard, the ability of Swift Borrower to distribute cash to us is limited by certain restrictions and requirements to which Swift Borrower is subject under the terms of the DOE Loan. The terms of the DOE Loan generally prohibit Swift Borrower from making a dividend or distribution unless, among other things, (i) Swift Borrower has provided the required notice under the DOE Loan to the DOE of the proposed dividend or distribution, (ii) Swift Borrower has complied with funding requirements for the reserve accounts and operating account under the DOE Loan, (iii) Swift Borrower’s debt to EBITDA ratio during the availability period for draws under the DOE Loan complies with the requirements set forth in the DOE Loan, and (iv) following the availability period for draws under the DOE Loan, the historical debt service coverage ratio and projected debt service coverage ratio comply with the requirements set forth in the DOE Loan. If these limitations were to materially impede the flow of cash to us, such restriction could materially and adversely affect our business, financial condition and results of operations.

Risks Related to the EV Market

Changes to fuel economy standards or the success of alternative fuels may negatively impact the EV market and thus the demand for our products and services.

Regulatory initiatives that require an increase in the mileage capabilities of cars and consumption of renewable transportation fuels, such as ethanol and biodiesel, have helped increase consumer acceptance of EVs and other alternative vehicles. However, the EV fueling model is different from gasoline and other fuel models, requiring behavior changes and education of businesses, consumers, regulatory bodies, local utilities and other stakeholders. Further developments in, and improvements in the affordability of, alternative technologies, such as renewable diesel, biodiesel, ethanol, hydrogen fuel cells or compressed natural gas, proliferation of hybrid powertrains involving such alternative fuels, improvements in extended-range EVs, or improvements in the fuel economy of ICE vehicles, whether as the result of regulation or otherwise, may materially and adversely affect demand for EVs and EV charging stations in some market verticals. Regulatory bodies may also adopt rules that substantially favor certain alternatives to petroleum-based propulsion over others, which may not necessarily be EVs. Local jurisdictions may also impose restrictions on urban driving due to congestion, which may prioritize and accelerate micromobility trends and slow EV adoption growth. If any of the above cause or contribute to automakers reducing the availability of EV models or cause or contribute to consumers or businesses no longer purchasing EVs or purchasing fewer of them, it would materially and adversely affect our business, financial condition and results of operations.

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

We have historically claimed 30C income tax credits. The IRA revised the credits under Section 30C of the Code to (i) retroactively extend the expiration of the credit as of December 31, 2021 (with such credit continuing to be capped at $30,000 per location for EV charging stations placed in service before January 1, 2023) until December 31, 2032, (ii) revised the credit structure, availability and requirements for EV charging stations placed in service after December 31, 2022 and (iii) introduced the concept of transferability of tax credits, providing an additional option to monetize such credits. As part of the revised credit structure and requirements for EV charging stations placed in service after December 31, 2022, the available 30C Credit was expanded such that it is capped at $100,000 per item; however, in order to be eligible for such tax credit, EV charging stations must be installed in rural or low-income census tracts. Additionally, in order to receive the full tax credit, labor for EV charging station construction and maintenance must meet prevailing wage and apprenticeship requirements unless an exception applies. There can be no assurance that the EV charging stations placed in service by us will meet the revised requirements for the 30C income tax credits, and compliance with such requirements could increase our labor and other costs. The OBBBA accelerated the phase-out of IRA credits and 30C income tax credits are now scheduled to expire on June 30, 2026 for any property placed in service after that date. Reductions in rebates, tax credits or other financial incentives available to EVs or EV charging stations could negatively affect the EV market and adversely impact our business operations and expansion potential. In addition, there is no assurance we will have the necessary tax attributes to utilize any such credits that are available on our own or that we will be able to transfer our 30C income tax credits to a third party, and we may therefore not be able to monetize such credits. Further, certain features of EVgo OpCo’s ownership may limit the available tax credit that can be monetized or utilized. See Part I, Item IA, “Risk Factors — Risks Related to Financial, Tax and Accounting — Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could materially and adversely affect our and EVgo OpCo’s business, financial condition and results of operations.”

Federal guidance for the NEVI Program impacts the timing, availability and requirements for chargers qualifying under the program. On February 6, 2025, the Federal Highway Administration sent a letter to the state DOT directors with the subject line “Suspending Approval of State Electric Vehicle Infrastructure Deployment Plans.” The letter announced the rescinding of prior guidance for the NEVI Program and a plan to reissue guidance following notice and public comment. This guidance was issued effective August 13, 2025, and granted states additional flexibility in administering the NEVI Program. We are closely monitoring the development and any future changes in NEVI guidance, but expect little business impact given our lack of reliance on NEVI funding for our urban and metro-focused network plan for the owned and operated business.

Separate federal guidance on Buy America requirements applicable to the NEVI Program, which was established by the Infrastructure Investment and Jobs Act, requires immediate domestic assembly and U.S. steel requirements for chargers to qualify for funding under the NEVI Program, with higher domestic content percentages required in 2024. In February 2026, the current administration also proposed increasing domestic content percentages, but has not finalized new requirements. While we are currently able to source Buy America-compliant chargers, if in the future we are unable to do so, we may not be able to take advantage of NEVI Program funding opportunities or only do so at increased costs. Availability of these chargers may also be impacted by any future changes in policy or Buy America requirements. Our customers may request delays or adjustments to their build-out plans in order to accommodate these added Buy America requirements, which could result in delays in receipt of revenue from customers. However, any impact is likely to be minimal, as NEVI is a small portion of our planned public stalls. New tariffs and policies that could incentivize overbuilding of infrastructure may also have a negative impact on the economics of our stations. Furthermore, new tariffs and policy incentives could be put in place that favor equipment manufactured by or assembled at American factories, which may put our fast charging equipment vendors at a competitive disadvantage, including by increasing the cost or delaying the availability of charging equipment, by challenging or delaying our ability to apply or qualify for grants and other government incentives, or for certain charging infrastructure build-out solicitations and programs, including those initiated by federal government agencies.

Moreover, a variety of incentives and rebates offered by the U.S. federal government as well as state and local governments in order to encourage the use of EVs may be limited or reduced. As previously noted, the IRA modified the $7,500 tax credit for new plug-in EVs and added new tax credits for used and commercial EVs; however, those tax credits sunsetted on September 30, 2025 under the provisions of the OBBBA.

Future policy changes may continue to reduce incentives available to encourage the adoption of EVs; favor competitors whose production chains enable them to more readily take advantage of such incentives; delay purchases and installations of charging equipment by us as manufacturing of charging equipment is moved to the U.S. in order to expand eligibility for such incentives (which, in turn, could delay our recognition of revenue in connection with such stalls); increase the cost of procurement of some inputs in the construction of charging infrastructure; and negatively affect the EV market and adversely impact our business operations and expansion potential. Any such developments could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Our Technology, Intellectual Property and Infrastructure

Our business, financial condition and results of operations may be materially and adversely affected if we are unable to maintain, protect and enforce our technology and intellectual property.

Our success depends, in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on, and plan to continue relying on, a combination of trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to retain ownership of and protect, our technology and intellectual property. Despite our efforts to protect our intellectual property, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that our intellectual property is invalid or unenforceable, or that they do not infringe upon our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or may take in the future in an effort to prevent or combat infringement, misappropriation or other violations may be unsuccessful. Any litigation could result in significant expense to us, including the diversion of management’s time, and may not ultimately be resolved in our favor. As of December 31, 2025, we held 27 patents and had 11 additional patent applications pending in the U.S. and abroad. Failure to adequately protect and enforce our technology and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some of our competitive advantages and a decrease in revenue which would materially and adversely affect our business, financial condition and results of operations.

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

The current lack of industry standards, and the anticipated future transition to the NACS charging standard, may lead to uncertainty, additional competition and unexpected costs.

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

For example, Tesla’s charging network in the U.S. is based on a proprietary connector and EV inlet, which Tesla has open sourced as NACS to supplant or replace competing connector and EV inlet standards such as CCS. A majority of the largest OEMs are adopting the NACS standard. SAE International, a standards-developing organization for automotive engineering professionals, standardized Tesla’s specifications for NACS and released it with the J3400 standard. NACS and J3400 are often used interchangeably.

The rapid industry shift towards the NACS standard demonstrates the ongoing evolution of industry standards, and NACS is poised to become the de facto charging standard for EVs in North America. However, widespread or universal adoption of NACS as the industry standard is still expected to take several years as OEMs develop new EVs and EVSE manufacturers develop new chargers based on the NACS standard. Additionally, a change in industry standard requires updates to a range of charging equipment, including EV inlets and EVSE connectors, cables and cooling systems, and charging network operators, including us, may have to spend considerable time and resources to deploy the new chargers (or retrofit existing chargers) in a manner that supports migration of EVs in North America from the CCS1 standard to the NACS standard while ensuring that existing EVs featuring CCS1 charging equipment are able to charge effectively on the updated networks.

During the industry’s transition to NACS, we will need to significantly increase our deployment of NACS‑equipped chargers to serve future EV demand while still supporting customers who rely on CCS charging. This may require integrating both connector types on our chargers and retooling, retrofitting, or replacing portions of our existing CCS‑based hardware. If we cannot transition as quickly as OEMs adopt NACS, or if NACS equipment shortages, certification delays, or interoperability issues occur, our network may become less attractive than competing networks that adapt more rapidly, reducing utilization, customer satisfaction, and revenue. Simultaneously, we must ensure this transition does not adversely impact customer demand, throughput, and revenue from non‑NACS customers, who may still represent a significant share of the EV fleet.

Hardware or software utilized in connection with our charging network could have undisclosed or undetected defects, errors or bugs, or be subject to malfunctions or overuse, which could impede market acceptance, harm our standing among our current or prospective customers and/or potentially subject us to legal claims and liabilities, any of which could significantly impact our business operations in an adverse manner.

We may be subject to claims that persons were injured or purported to be injured, or that personal property has been damaged, including due to latent defects, errors, bugs, malfunctions, or excessive wear in connection with the use of our charging stations. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, EVs produced by third-party OEMs (including any components of such EVs) or adapters or other equipment obtained manufactured by other third parties, such third parties may not assume responsibility for such malfunctions. Any of these events could materially and adversely affect our brand and reputation, as well as our business, financial condition and results of operations.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements and introducing new products that achieve market acceptance. We have incurred, and plan to continue to incur, significant research and development costs in the future as part of our efforts to design, develop, manufacture and introduce new products and enhance existing products including development of our next generation of charging infrastructure under our joint development agreement with Delta. Further, our research and development program may not produce successful results and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially and adversely affect our business financial condition and results of operation.

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

We have identified material weaknesses in our internal control over financial reporting, and any inability to timely remediate these material weaknesses or otherwise establish and maintain an effective system of internal control over financial reporting may harm investor confidence and cause a decline in the price of our Class A common stock.

In connection with the preparation of our audited consolidated financial statements as of and for the year ended December 31, 2025, material weaknesses were identified in our internal control over financial reporting as discussed in more detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Notwithstanding the identified material weaknesses, our management believes the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

The following material weaknesses in internal control over financial reporting were identified as of December 31, 2025: We did not effectively design, implement or operate sufficient and appropriate process level control activities related to our financial reporting processes. Additionally, we had ineffective general information technology controls (“GITCs”) for certain IT systems related to charging revenue, which results in a corresponding failure of automated process level controls and manual controls dependent on the accuracy and completeness of information derived from those IT systems.

For further discussion of our internal control over financial reporting and a description of the identified material weaknesses, see Part II, Item 9A, “Controls and Procedures” in this Annual Report.

As discussed further in that section, although we are committed to remediating these material weaknesses and have implemented a remediation plan in order to address the identified material weaknesses, we may not be successful in making the improvements necessary to remediate them or to be able to do so in a timely manner. We may also identify additional control deficiencies or material weaknesses in the future, or otherwise be unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which may subject us to adverse regulatory consequences, negatively impact our ability to produce timely and accurate financial statements in the future, harm investor confidence in the accuracy and completeness of our financial reporting, materially and adversely affect our business, financial condition and results of operations and cause a decline in the price of our Class A common stock.

Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could materially and adversely affect our and EVgo OpCo’s business, financial condition and results of operations.

We have no material assets other than our indirect interest in EVgo OpCo, which holds, directly or indirectly, all of the operating assets of our business. EVgo OpCo generally will not be subject to U.S. federal income tax but may be subject to certain U.S. state and local and non-U.S. taxes. We are a U.S. corporation that will be subject to U.S. corporate income tax on our worldwide operations, including our share of income of EVgo OpCo. Moreover, our operations and customers are primarily located in the U.S. As a result, we and EVgo OpCo are subject to various U.S. federal, state and local taxes and our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of share-based compensation;
●	the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities; or
●	changes in tax laws, regulations or interpretations thereof.

For example, the IRA extended and expanded certain tax credits for EVs and alternative fueling infrastructure, including EV charging infrastructure with such EV charging infrastructure credits scheduled to be sunset by June 30, 2026 under the terms of the OBBBA. As part of the changes under the IRA, EV charging infrastructure and purchasers of EVs became subject to additional requirements and/or limitations which may reduce the credits for which we and EV consumers may be eligible. In particular, certain prevailing wage and apprenticeship requirements may increase the cost to place in service EV charging stations. These and any other changes to government incentives that impose additional restrictions could increase costs, limit our ability to utilize tax benefits, reduce its competitiveness and/or adversely impact our growth, which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes or proposed changes in U.S. or other countries’ trade policies, as well as other measures impacting cross-border commerce, may result in restrictions and economic disincentives on international trade, including import/export restrictions, such as new, expanded or retaliatory tariffs, sanctions, quotas or other trade barriers. In 2025, the current administration issued a number of new worldwide and county-by-county specific tariffs. A recent Supreme Court decision nullified tariffs invoked under the IEEPA impacting a set of country specific tariffs that included a worldwide 10% tariff announced in April 2025. Tariff rates may continue to shift as the current administration utilizes other legal authorities to impose tariffs, such as time-limited worldwide tariffs under Section 122 of the Trade Act of 1974, or product-specific tariffs under Section 232 of the Trade Expansion Act of 1962. Developments with regard to the timing and manner in which tariffs will be implemented, the amount, scope and nature of tariffs, the countries subject to new or additional tariffs imposed by the United States, and tariffs imposed by other countries on goods imported from the United States are rapidly evolving and may change unexpectedly at any time. Trade policy developments, including the creation or expansion of trade wars between countries in which we source our components, could significantly impact our cost and limit our ability to offer and deliver products on a timely or cost-effective basis. Further, adapting to new and changed trade restrictions can be expensive and time-consuming. Any change to the cost of buying and selling goods internationally, or even the public perception that such changes are imminent or could occur in the future, may reduce consumer confidence and could materially harm our consumers and our business, financial condition and results of operations. Although we are closely monitoring these developments to adapt to changing trade policies, there can be no assurances that we will be successful in mitigating any negative impacts arising therefrom.

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

In December 2024, there was a redemption of 23,000,000 EVgo OpCo Units, which is expected to produce favorable tax attributes for us. These tax attributes would not be available to us in the absence of redemption. As of December 31, 2025, we do not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The unrecorded tax liability related to the redemption is estimated at $33.2 million and $33.8 million as of December 31, 2025 and 2024, respectively. Payments under the Tax Receivable Agreement are generally due on the due date of the Tax Return that reports such cash tax savings.

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

There is an increased and evolving focus, including by governmental and nongovernmental organizations, investors, customers and other stakeholders on climate change matters, including increased pressure to expand disclosures related to the physical and transition risks related to climate change and to establish sustainability goals, such as the reduction of greenhouse gas emissions, which could expose us to market, operational and execution costs or risks. Our failure to establish targets or targets that are perceived to be appropriate, as well as to achieve progress on those targets on a timely basis, or at all, could adversely affect the reputation of our brand and sales of and demand for our products. To the extent legislation is passed or regulations are adopted, we could incur significant additional costs of compliance due to the need for expanded data collection, analysis and certification with respect to greenhouse gas emissions and other climate change-related risks. For example, the SEC adopted, then voluntarily stayed, final rules requiring registrants to disclose certain climate-related information in registration statements and annual reports. The State of California has enacted legislation that requires greater transparency on climate-related matters, including legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting in 2026 although an injunction is currently in place for climate-related financial risk disclosures, and other states are also considering new climate change disclosure requirements.

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

Following the CRIS Business Combination, we utilized these exemptions, with the exception that we have performed an annual performance evaluation of the compensation and nominating and corporate governance committees. As a result, our nominating and corporate governance committee and compensation committee may not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

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

On August 10, 2022, we filed a Registration Statement on Form S-3 (File No. 333-266753) pursuant to which we have now ceased to be eligible to conduct certain delayed or continuous offerings pursuant to Rule 415. In November 2022, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which we may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). During the years ended December 31, 2025 and 2024, we did not sell any shares of our Class A common stock pursuant to our ATM Program.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants under any existing or future facilities for indebtedness entered into by us or our subsidiaries. For example, our Board of Directors, upon review of our capital allocation strategy and in light of our growth objectives, market conditions and liquidity needs, may determine that retaining cash to fund expansion, strategic initiatives, and debt reduction is more prudent than paying a dividend for a given period. As a result, you may not receive any return on an investment in Class A common stock unless you sell Class A common stock for a price greater than that which you paid for it.

Our Warrants are exercisable for our Class A common stock, and the exercise of such Warrants would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2025, there were 18,097,105 Warrants outstanding, consisting of 14,948,536 Public Warrants originally sold as part of the units issued in our Initial Public Offering and 3,148,569 Private Placement Warrants originally sold to the Sponsor in a private sale prior to the Initial Public Offering. Each of these Warrants is exercisable for one share of our Class A common stock, in accordance with the terms of the warrant agreement governing such warrants. Any shares of our Class A common stock issued upon exercise of the warrants will result in dilution to the then existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock and dilute our stockholders.

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

Cyber Incident Response and Reporting. Our Security Incident Response Policy is designed to enable prompt and effective action in the event of a cybersecurity incident to safeguard our information technology systems, customer data and overall business operations. We are cognizant of the ever-evolving landscape of cybersecurity threats and their potential to materially impact our operations. To date, to our knowledge we do not believe that we have experienced any cybersecurity incidents that have had a material adverse effect on our business strategy, operations or financial condition. However, we recognize that cybersecurity threats are a significant risk factor for any organization, especially those involved in digital infrastructure. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business - Our systems are susceptible to various forms of cyber threats, including computer malware, viruses, ransomware, hacking attempts, phishing attacks and other network disruptions. These incidents have the potential to lead to security and privacy breaches, loss of proprietary information and interruptions or delays in our services and operations, any of which could significantly harm our business,” for further discussion.

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

Governance

Board Oversight of Cybersecurity. Our Audit Committee, acting pursuant to authority delegated by our full Board of Directors, actively oversees our cybersecurity strategy and risks from cybersecurity threats, as well as our broader enterprise risk management framework. Our cybersecurity team meets biweekly to assess and manage material risks from cybersecurity threats and vulnerabilities, which includes reviewing our risk profile and developing mitigation strategies with respect to those risks. We utilize vulnerability management software, which helps us identify risks within our environment. Our Audit Committee meets quarterly to review cyber security compliance initiatives as they are escalated from our cybersecurity team through management and reviews the enterprise risk matrix prepared by management on at least an annual basis. Our Information Security Manager has over 15 years of cybersecurity experience in information security and holds CISSP, CRISC, and Security+ certifications and has a MS in Information Assurance. Our senior leadership team is briefed quarterly on cybersecurity threats and mitigation strategies by security. Updates include incident trends, compliance status, and responses to emerging threats. Additionally, real-time alerts ensure immediate awareness of critical cybersecurity events.

Board’s Oversight Role. Our Audit Committee reviews and assesses our risk management program and cybersecurity activities and strategy to help align with our business objectives and compliance with legal and regulatory standards. These updates include reviews of new or evolving cybersecurity threats, our cybersecurity measures, the results of recent third-party security audits, and assessments and oversight of any recent cybersecurity events with certain characteristics that may have occurred. This oversight role includes evaluating the effectiveness of policies and procedures designed to protect our assets and sensitive customer information from cyber threats. The Chair of our Audit Committee regularly reports on our Audit Committee’s oversight activities related to enterprise risk management and cybersecurity to our full Board of Directors. The Information Security Coordinator promptly notifies the Chair of our Audit Committee of any significant security events reviewed by the SIRT, the SIRT’s determination of whether a security event is reportable on Form 8-K pursuant to the SEC Cyber Rule and the factors underlying that determination. If the SIRT determines that a cybersecurity incident is likely material and therefore reportable on Form 8-K, a Form 8-K will be prepared and filed, in consultation with our Audit Committee. Our Audit Committee’s active engagement with and oversight of our cybersecurity program helps foster a culture of security awareness throughout our company.

Item 2. Properties.

Our corporate headquarters is located at 1661 East Franklin Avenue, El Segundo, California 90245. We also lease facilities and land throughout the U.S. for additional offices, a testing facility, and a warehouse. We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business.

In addition, we have entered into agreements with Site Hosts, which allow us to operate charging stations on Site Hosts’ properties and which, collectively, we consider to be material to our operations. The agreements with the Site Hosts, which are deemed to be operating leases, are located throughout the geographical areas in which we operate and may include one or more provisions to compensate the Site Hosts, such as fixed fees, cost reimbursements, revenue sharing and payments per customer charge. The expenses related to these agreements are generally recorded in cost of sales for sites that are operational. Expenses for sites that are not operational are generally charged to general and administrative expenses.

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

Holders of Record

As of February 20, 2026, there were 32 holders of record of our Class A common stock and 6 holders of record of our Warrants. In addition to holders of record of our Class A common stock and Warrants, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A common stock and Warrants are held of record by banks, brokers and other financial institutions. There is no public market for our Class B common stock, and there is one holder of record of our Class B common stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the fiscal year ended December 31, 2025.

Issuer Purchases of Equity Securities

None.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to SRCs.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and the related notes thereto as of and for the years ended December 31, 2025 and 2024, included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report.

Overview

We are one of the nation’s leading public EV fast charging providers. With more than 1,200 fast charging stations across 47 states, we strategically deploy localized and accessible charging infrastructure by partnering with leading businesses across the U.S., including retailers, grocery stores, restaurants, shopping centers, gas stations, rideshare operators and autonomous vehicle companies. At our Innovation Lab, we perform extensive interoperability testing and have ongoing technical collaborations with leading automakers and industry partners to advance the EV charging industry and deliver a seamless charging experience.

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

Specifically, charging network revenue is earned through the following streams:

●	Charging Revenue, Retail: We sell electricity directly to drivers who access our publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from us. Our chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. Our offerings are well aligned with the goals of Site Hosts, as many commercial businesses increasingly view charging capabilities as essential to attracting tenants, employees, customers and visitors and achieving sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with us through our owner and/or operator model, in which we are responsible for the development, construction, and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that we pay in exchange for use of the site.
●	Charging Revenue, Commercial: High volume fleet customers, such as TNCs or delivery services and rideshare, can access our charging infrastructure through our vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements, we contract with and bill either the fleet owner directly or an individual fleet driver utilizing our chargers.
●	Charging Revenue, OEM: We offer OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. We contract directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access our public charger network. Other related services currently provided to OEMs by us include co-marketing, data services and digital application services. Our OEM relationships are a core customer-acquisition channel.
●	Regulatory Credit Sales: As a charging station owner and operator, we earn regulatory credits, such as LCFS credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure program in California. These credits are generated through charging station operations based on the volume of kWh sold. We earn additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.
●	Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations including branding, memberships, reservations and the expiration of unused charging credits. Revenues from branding are recognized over time as the services are performed and measurement is recognized straightline over the performance period. For memberships and reservations, revenue is recognized over time and measured over the period on a straightline basis as performance obligations are met. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

We generate non-charging network revenue from the following streams:

●	eXtend Revenue: Through EVgo eXtend, we provide hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through our mobile app, among other options. We also provide grant application support and related services to our eXtend customers.
●	Ancillary Revenue: In addition to offering access to the EVgo Public Network, we offer dedicated charging solutions to autonomous vehicle and other fleets. Through our dedicated fleet product, we develop, build, and service charging assets for fleets either at their own depot locations or at off-site charging hubs that we have secured. We offer a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for provision of charging services. We also offer a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations as well as all services provided under PlugShare such as data, research and advertising services.

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

Interest Expense. Interest expense consists of interest expense from the amortization of deferred debt issuance costs and interest expense incurred on long-term debt, and is presented net of amounts capitalized to property and equipment.

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

Income Taxes. Our provision for income taxes consists primarily of income taxes related to federal and state jurisdictions where business is conducted related to our ownership in EVgo OpCo. For the year ended December 31, 2025, our provision for income taxes included a $5.2 million net income tax benefit resulting from the transfer of EVgo OpCo’s 2024 30C income tax credits. For the year ended December 31, 2024, our provision for income taxes included a $2.4 million net income tax benefit resulting from the transfer of EVgo OpCo’s 2023 30C income tax credits. As of December 31, 2025 and 2024, we maintained a full valuation allowance on our net deferred tax assets. There were no unrecognized tax benefits for uncertain tax positions, nor any significant amounts accrued for interest and penalties as of December 31, 2025 and 2024.

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

The following table presents network throughput and the number of DC Stalls on the EVgo Public Network:

	December 31,
	2025	2024
Network throughput (GWh) on the EVgo Public Network for the years ended	366	277
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.9	3.5

Factors Affecting Our Operating Results

We believe our performance and future success depends on a number of factors, including those discussed below and in Part I, Item 1A, “Risk Factors.”

EV Sales

Our revenue growth is partly dependent on the adoption and continued acceptance and usage of passenger and commercial EVs, which we believe drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and, although demand for EVs has grown in recent years, there is no guarantee of such future demand. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed, reliability and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain shortages and disruptions including, but not limited to, availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; domestic content requirements or other policy constraints; availability of batteries and battery materials; availability, cost and desirability of other alternative fuel vehicles, including plug-in hybrid EVs and high fuel-economy gasoline and diesel-powered vehicles; increases in fuel efficiency; regulations applicable to vehicle emissions and fuel economy; and availability of federal and state credits for EV purchases. In addition, macroeconomic factors could impact demand for EVs, particularly since the sales price of EVs for certain body types can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any unexpected slowdown or delay in overall adoption of EVs, our business, financial condition and results of operations results may be materially and adversely affected.

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

Geopolitical and Macroeconomic Environment

The current administration has initiated, and may continue to initiate, a series of new policies including but not limited to tariffs and global trade initiatives, tax law and environmental policies, which may impact our business. During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors, such as the conflict in Ukraine and tensions in the Middle East, which have led to disruptions, instability and volatility in global markets and industries and will likely continue to lead to geopolitical instability, market uncertainty and supply disruptions.

Additionally, uncertainties in trade policy, including the implementation of tariffs and the resulting creation or expansion of potential trade wars between countries in which we source our components, and recent inflationary pressures have resulted in, and may continue to result in, increases to the costs of charging equipment and personnel, which could in turn cause capital expenditures and operating costs to rise. We continue to analyze the impact that existing tariffs have on our business and actions we can take to minimize their impact, while also monitoring for any changes to such tariffs or implementation of potential new tariffs. We remain vigilant of factors that may have the effects of raising the cost of capital and depressing economic growth. For additional information, see Part I, Item 1A “Risk Factors - Continuing or worsening inflationary pressures and associated changes in monetary policy, or changes to trade policy, including tariff and customs regulation, may result in increases to the cost of our charging equipment, other goods, services and personnel, which in turn could cause capital expenditures and operating costs to rise.”

The current economic environment remains uncertain, and the extent to which our operating and financial results for future periods will be impacted by the conflicts in Ukraine and tensions in the Middle East region, rates of inflation, instability in the financial services sector, supply-chain disruptions, government implementation of tariffs and other changes in restrictions on trade and efforts to reduce inflation and any recession will largely depend on future developments, which are highly uncertain and cannot be reasonably estimated at this time. In addition, continued long lead times of grid equipment such as transformers may impact our development cycle.

Government Mandates, Incentives and Programs

The U.S. federal government and some state and local governments provide incentives to EV charging station owners in the form of rebates, tax credits, low-cost funding and other financial incentives, such as payments for regulatory credits. Several governmental entities offer incentives to offset vehicle purchases as well. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV charging stations.

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

The OBBBA, signed into law on July 4, 2025, makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We currently do not expect the OBBBA to have a material impact on our consolidated financial statements, even when considering the sunset of the 30C income tax credit for EV charging to take place on June 30, 2026 as a result of its passage.

See Part I, Item 1 “Business – Market Overview.” Additional legislative or regulatory actions under the current administration or 119th Congress, if pursued, could impact the availability or value of these incentives. Further, the impact government EV initiatives, including regulatory requirements and restrictions that may impact our ability and our competitors’ ability to take advantage of such initiatives, cannot be known with any certainty at this time, and we may not reap any or all of the expected benefits of these initiatives if material changes are made to these laws or the regulations, which could negatively affect the EV market and adversely impact our business operations and expansion potential.

In addition, a number of states offer various rebates, grants and tax credits to incentivize both EV and EVSE purchases. In many states, utilities also offer rebates or other incentive programs, typically called “make-ready” programs, to incentivize the development of EV charging infrastructure.

Technology Risks

We rely on numerous internally developed, including through a joint development agreement with Delta, and externally sourced hardware and software technologies to operate our network and generate earnings. We engage a variety of third-party vendors for non-proprietary hardware and software components and software-as-a-service elements. As a result of any defects, errors, bugs, malfunctions, or excessive wear to these hardware and/or software components, our stall availability and/or performance may be impacted and our maintenance costs could increase, which could materially and adversely affect our business, financial condition and results of operations. Our ability to continue to integrate our technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine our sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem will become obsolete and that we will be required to make significant investments to continue to effectively operate our business. For example, SAE International, a standards-developing organization for automotive engineering professionals, recently approved the SAE J3400 industry standard (also know as NACS) for production. We began adding NACS connectors to our fast charging network in early 2025 and intend to continue this effort; however, continued integration of NACS connectors in future charger installations and on certain existing chargers will require investment and management attention to select chargers which properly balance expectations of existing customers while attracting new users who prefer to use NACS connectors.

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

Results of Operations

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The table below presents our results of operations:

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Revenue
Charging, retail	$133,868	$96,654	$37,214	39%
Charging, commercial	34,760	26,686	8,074	30%
Charging, OEM	26,112	15,554	10,558	68%
Regulatory credit sales	10,192	8,987	1,205	13%
Network, OEM	13,413	7,791	5,622	72%
Total charging network	218,345	155,672	62,673	40%
eXtend	116,480	86,612	29,868	34%
Ancillary	49,261	14,541	34,720	239%
Total revenue	384,086	256,825	127,261	50%
Cost of sales
Charging network	132,588	97,116	35,472	37%
Other	111,277	84,353	26,924	32%
Depreciation, net of capital-build amortization	59,444	45,989	13,455	29%
Total cost of sales	303,309	227,458	75,851	33%
Gross profit	80,777	29,367	51,410	175%
Operating expenses
General and administrative	176,868	141,131	35,737	25%
Depreciation, amortization and accretion	14,572	19,806	(5,234)	(26)%
Total operating expenses	191,440	160,937	30,503	19%
Operating loss	(110,663)	(131,570)	20,907	16%
Other income (expense)
Interest expense¹	(6,146)	(73)	(6,073)	*
Interest income¹	6,974	7,563	(589)	(8)%
Other expense, net	(22)	(18)	(4)	(22)%
Change in fair value of earnout liability	920	(288)	1,208	419%
Change in fair value of warrant liabilities	8,370	(4,599)	12,969	282%
Total other income, net	10,096	2,585	7,511	291%
Loss before income tax benefit	(100,567)	(128,985)	28,418	22%
Income tax benefit	5,129	2,284	2,845	125%
Net loss	(95,438)	(126,701)	31,263	25%
Less: net loss attributable to redeemable noncontrolling interest	(53,864)	(82,367)	28,503	35%
Net loss attributable to Class A common stockholders	$(41,574)	$(44,334)	$2,760	6%

Gross margin	21.0%	11.4%
Operating margin	(28.8)%	(51.2)%
Network throughput (GWh) on the EVgo Public Network	366	277
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.9	3.5

* Percent not meaningful.

¹ In 2025, we determined that interest expense, which was previously classified within interest income, net, should be separately presented. Previously reported amounts have been updated to conform to the current period presentation.

Revenue

Total revenue for the year ended December 31, 2025 increased $127.3 million, or 50%, to $384.1 million compared to $256.8 million for the year ended December 31, 2024. As further discussed below, the increase in revenue was primarily due to a $37.2 million increase in retail charging revenue, a $34.7 million increase in ancillary revenue, a $29.9 million increase in eXtend revenue, a $10.6 million increase in OEM charging revenue, and an $8.1 million increase in commercial charging revenue.

Charging Revenue, Retail. Charging revenue, retail, for the year ended December 31, 2025 increased $37.2 million, or 39%, to $133.9 million compared to $96.7 million for the year ended December 31, 2024. Year-over-year growth was primarily due to an overall increase in throughput, driven by an increased number of charging stalls and increased charging volume from a greater number of customers, and, to a lesser extent, price increases.

Charging Revenue, Commercial. Charging revenue, commercial, for the year ended December 31, 2025 increased $8.1 million, or 30%, to $34.8 million compared to $26.7 million for the year ended December 31, 2024. Year-over-year growth was primarily due to an increased number of charging stalls and higher charging volumes by the Company’s public fleet customers.

Charging Revenue, OEM. Charging revenue, OEM, for the year ended December 31, 2025 increased $10.6 million, or 68%, to $26.1 million compared to $15.6 million for the year ended December 31, 2024. The increase was primarily due to higher charging volumes and customer enrollments from the Company’s OEM partners.

Regulatory Credit Sales. Regulatory credit sales for the year ended December 31, 2025 increased $1.2 million, or 13%, to $10.2 million compared to $9.0 million for the year ended December 31, 2024. The increase was due to growing throughput, primarily in California, resulting in additional credit generation and sales, partially offset by a decrease in market prices.

Network Revenue, OEM. Network revenue, OEM, for the year ended December 31, 2025 increased $5.6 million, or 72%, to $13.4 million compared to $7.8 million for the year ended December 31, 2024. The year-over-year increase was primarily due to increased breakage realized related to a charging credit program and increased branding revenue.

eXtend Revenue. eXtend revenue for the year ended December 31, 2025 increased $29.9 million, or 34%, to $116.5 million compared to $86.6 million for the year ended December 31, 2024. The increase was primarily due to a $21.7 million increase due to construction projects in process or completed and, to a lesser extent, an increase due to the recognition of certain construction change order costs that were incurred in a prior year, a $4.4 million increase in hardware revenue, a $1.9 million increase in operating and maintenance revenue, and a $1.5 million increase in consulting revenue.

Ancillary Revenue. Ancillary revenue for the year ended December 31, 2025 increased $34.7 million, or 239%, to $49.3 million compared to $14.5 million for the year ended December 31, 2024. Ancillary revenue for the year ended December 31, 2025 included $25.9 million of revenue resulting from the close-out of a contract with a dedicated fleet customer and $5.6 million of financed sales lease revenue. The increase was also due to a $4.6 million increase in operating lease rental revenue and a $1.0 million increase in utilization fees. The increases were partially offset by a $0.9 million decrease in construction revenue, a $0.8 million decrease in hardware revenue, and a $0.6 million decrease in sublease income.

Cost of Sales

Charging Network. Charging network cost of sales for the year ended December 31, 2025 increased $35.5 million, or 37%, to $132.6 million compared to $97.1 million for the year ended December 31, 2024. The increase in charging network cost was primarily due to a $20.8 million increase in energy costs resulting from increased throughput and a

$14.7 million increase in non-energy costs, primarily related to increased maintenance activity and, to a lesser extent, increased costs due to the growth of our network.

Other. Other cost of sales for the year ended December 31, 2025 increased $26.9 million, or 32%, to $111.3 million compared to $84.4 million for the year ended December 31, 2024. The increase in other cost of sales was primarily due to a $24.8 million increase in costs to support the increase in eXtend revenue and $2.8 million of costs related to the financed sales lease revenue.

Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the year ended December 31, 2025 increased $13.5 million, or 29%, to $59.4 million compared to $46.0 million for the year ended December 31, 2024 due to the growth of our charging network.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2025 increased $51.4 million, or 175%, to $80.8 million compared to $29.4 million for the year ended December 31, 2024 primarily due to the $25.9 million of revenue resulting from the close-out of a contract with a dedicated fleet customer in 2025 combined with a $27.2 million improvement in charging network gross profit. Gross margin for the years ended December 31, 2025 and 2024 was 21.0% and 11.4%, respectively.

Operating Expenses

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2025 increased $35.7 million, or 25%, to $176.9 million compared to $141.1 million for the year ended December 31, 2024. The increase was primarily driven by a $14.5 million increase in payroll costs due to an increase in headcount, a $6.1 million increase in impairment expense, a $5.1 million increase in bad debt expense primarily related to increased loss rates on credit card transactions, a $3.2 million increase in software costs, a $1.7 million increase in marketing and advertising expenses, and a $1.2 million increase in legal and professional service fees compared to the same prior-year period.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the year ended December 31, 2025 decreased $5.2 million, or 26%, to $14.6 million compared to $19.8 million for the year ended December 31, 2024. The decrease was primarily due to $3.9 million in decreased amortization related to intangible assets and $1.9 million in decreased amortization related to software, which were partially offset by a $0.7 million increase in accretion.

Operating Loss and Operating Margin

During the year ended December 31, 2025, we had an operating loss of $110.7 million, an improvement of $20.9 million, or 16%, compared to an operating loss of $131.6 million for the year ended December 31, 2024. Operating margin for the year ended December 31, 2025 was negative 28.8% compared to negative 51.2% for the year ended December 31, 2024 primarily due to improved gross margins and improved leveraging of operating expenses.

Interest Expense

Interest expense incurred related to the DOE Loan and Credit Agreement, which is presented net of amounts capitalized to property and equipment, for the year ended December 31, 2025 was $6.1 million. Interest expense was de minimis during the year ended December 31, 2024 as we had no long-term debt outstanding prior to 2025.

Interest Income

Interest income for the year ended December 31, 2025 decreased $0.6 million, or 8%, to $7.0 million compared to $7.6 million for the year ended December 31, 2024. The decrease was a result of lower interest rates on our interest-bearing accounts.

Other Expense, Net

Other expense, net, for the years ended December 31, 2025 and 2024 was de minimis.

Changes in Fair Values of Earnout and Warrant Liabilities

For year ended December 31, 2025, there was a $9.3 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $4.9 million loss for the year ended December 31, 2024. The change was due to a decrease in the fair value of the warrant and earnout liabilities during the year ended December 31, 2025 compared to the prior year. See Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 12 — Fair Value Measurements” for more information.

Income Tax Benefit

For the year ended December 31, 2025, income tax benefit was $5.1 million compared to $2.3 million during the year ended December 31, 2024. The income tax benefit for the years ended December 31, 2025 and 2024 was due to the benefit realized from the net proceeds received from the transfer of EVgo OpCo’s 2024 and 2023 30C income tax credits, respectively. As of December 31, 2025 and 2024, we maintained a full valuation allowance on our net deferred tax assets.

Net Loss Attributable to Class A Common Stockholders

Net loss attributable to Class A common stockholders for the year ended December 31, 2025 was $41.6 million compared to $44.3 million for the year ended December 31, 2024. The decrease was primarily driven by a $20.9 million decrease in operating loss, a $14.2 million net gain from the change in the fair values of the earnout and warrant liabilities, and a $2.8 million increase in income tax benefit, which were partially offset by a $28.5 million decrease in net loss attributable to redeemable noncontrolling interest as a result of their decreased ownership percentage impacted by the redemption of OpCo Units, which occurred in December 2024, and a $6.1 million increase in interest expense.

Liquidity and Capital Resources

We have a history of operating losses and negative operating cash flows. As of December 31, 2025, we had $210.7 million of cash, cash equivalents, and restricted cash and working capital of $161.2 million. As of December 31, 2024, we had $120.5 million of cash, cash equivalents and restricted cash and working capital of $94.0 million. Our net cash inflow for the year ended December 31, 2025 was $90.2 million. We believe our cash, cash equivalents and restricted cash on hand as of December 31, 2025 is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Annual Report.

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

All proceeds from the DOE Loan will be used to reimburse us for up to 80% of certain costs associated with the construction, installation and deployment of approximately 7,500 new DC Stalls nationwide. At the closing of the DOE Loan we contributed 1,594 DC Stalls from our existing public network to Swift Borrower as collateral and we may be required to contribute additional DC Stalls or cash to Swift Borrower from time to time. We, through our subsidiary, EVgo Services, will provide charge point operator services to Swift Borrower for the duration of the DOE Loan. Cash received from revenues generated from the contributed DC Stalls is restricted to ensure that we have sufficient funds to keep the contributed stations operational and make our required debt service and fee payments.

The DOE Loan matures on January 7, 2042. Beginning on March 15, 2030, Swift Borrower will be required to make quarterly payments to the FFB. Interest rates are fixed at the applicable long-dated U.S. Treasury rate plus a combined liquidity spread and risk-based charge of approximately 1.2% in the aggregate, and accrued interest is capitalized until the end of the Availability Period. Subject to certain conditions, including the existence of no events of default, Swift Borrower may voluntarily prepay any or all of the principal outstanding under the DOE Loan. Additionally, in the event of a Mandatory Prepayment Event (as defined in the Guarantee Agreement), Swift Borrower shall be required to prepay certain amounts outstanding under the DOE Loan. Swift Borrower’s obligations to the DOE and FFB under the DOE Loan are secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of Swift Borrower and the equity interests of Swift Borrower.

The Guarantee Agreement contains customary representations and warranties as well as affirmative and negative covenants (including restrictions on Swift Borrower making distributions to affiliates). The Guarantee Agreement also contains customary events of default including failure to make payments when due, failure to maintain the required debt service coverage ratio, the occurrence of a Change of Control (as defined in the Guarantee Agreement) or other breaches under the Guarantee Agreement. If an event of default occurs, the DOE has certain rights and may, among other options and in its discretion, assess fees and penalties, enforce the collateral, and declare all amounts under the DOE Loan payable immediately in full.

As of December 31, 2025, the outstanding balance under the DOE Loan was $140.6 million, which includes $5.6 million in paid-in-kind interest. As of December 31, 2025, Swift Borrower had $919.3 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. As of December 31, 2024, there were no amounts outstanding under the DOE Loan. The weighted average interest rate on the outstanding amounts under the DOE Loan as of December 31, 2025 was 5.62%.

Credit Agreement. On the Voyager Closing Date, Voyager Borrower entered into the Credit Agreement. The Credit Agreement provides for a term facility of up to $300 million, consisting of (i) the Commitments and (ii) the Incremental Facility. Voyager Borrower may make Borrowings under the Credit Agreement from time to time during the Voyager Availability Period. Borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including contribution to Voyager Borrower by EVgo Services of the EV fast charging stalls to which the applicable Borrowing relates, delivery of a Borrowing notice and the ongoing accuracy of certain representations and warranties.

All proceeds from the Credit Agreement will be used to reimburse EVgo Services for up to 60% of certain costs associated with the construction, installation and deployment of the stalls contributed to Voyager Borrower by EVgo Services pursuant to the terms of the Credit Agreement and pay for certain transaction costs. The Loans are expected to support more than 1,900 stalls nationwide, including the buildout of more than 1,500 new stalls and 400 stalls that EVgo Services contributed from its existing public network to Voyager Borrower as collateral in connection with the initial borrowing on July 24, 2025. Under the terms of the Credit Agreement, EVgo Services may contribute additional stalls or cash to Voyager Borrower from time to time during the Voyager Availability Period. EVgo Services will provide charge point operator services to Voyager Borrower in connection with the project for the duration of the Credit Agreement.

Loans under the Credit Agreement may, at the election of Voyager Borrower, be in the form of a SOFR Loan or an ABR Loan (each as defined in the Credit Agreement). SOFR Loans bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus (i) 3.25% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 3.50% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. ABR Loans bear interest at a rate per annum equal to ABR (as defined in the Credit Agreement) plus (i) 2.25% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 2.50% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. Voyager Borrower began making quarterly interest payments in the year ended December 31, 2025.

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

As of December 31, 2025, the outstanding balance under the Loan was $65.8 million. As of December 31, 2025, Voyager Borrower had $159.2 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of December 31, 2025 was 6.92%.

30C Income Tax Credits. The Company has historically benefited from the availability of 30C income tax credits, which effectively subsidizes the cost of placing our charging stations in service. The IRA revised the 30C income tax credits to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. The OBBBA accelerated the phase-out of IRA credits and 30C income tax credits are now scheduled to expire on June 30, 2026 for any property placed in service after that date. In August 2025, the Company transferred EVgo’s 2024 30C income tax credits for net cash proceeds of approximately $14.8 million.

Delta Charger Supply Agreement. In July 2022, we entered into the Delta Charger Supply Agreement and the Purchase Order with Delta, pursuant to which we will purchase and Delta will sell EV chargers manufactured by Delta from time to time in specified quantities at certain delivery dates over a period of four years. We are obligated to purchase at least 1,000 chargers (which will enable the construction of 2,000 stalls) pursuant to the Delta Charger Supply Agreement and the Purchase Order with the option, at our election, to increase the number of chargers purchased to 1,100. Under the terms of the Purchase Order, we are required to make full payment on such chargers within 45 days of receipt. Our obligations under the Purchase Order are take-or-pay obligations; however, our liability is capped at a maximum of the greater of $30.0 million or 50% of the value of any outstanding firm orders. We entered into the Delta Charger Supply Agreement and Purchase Order in order to meet our obligations under the Pilot Infrastructure Agreement, other potential contractual commitments and our own needs and we intend to fund the capital expenditure required under the Delta Charger Supply Agreement and Purchase Order with proceeds from the Pilot Infrastructure Agreement as well as cash, cash equivalents and restricted cash on hand.

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

Cash Flows

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The following table summarizes our consolidated cash flows:

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows used in operating activities	$(7,728)	$(7,256)
Cash flows used in investing activities	(116,683)	(94,471)
Cash flows provided by financing activities	214,645	13,093
Net increase (decrease) in cash, cash equivalents and restricted cash	$90,234	$(88,634)

Operating Activities. Cash used in operating activities for the year ended December 31, 2025 was $7.7 million compared to $7.3 million during the year ended December 31, 2024. This increase in cash used in operating activities of $0.5 million was primarily due to a change in net cash outflows of $44.5 million resulting from changes in our operating assets and liabilities, partially offset by a decrease in our net loss of $31.3 million, adjusted for a change in non-cash charges of $12.7 million.

The main drivers of the changes in operating assets and liabilities for the year ended December 31, 2025 were an $11.9 million increase in accrued liabilities, due primarily to higher accrued energy costs, and a $1.2 million decrease in accounts receivable, due to collections from customers outpacing new billings. These changes were offset by a $17.2 million increase in prepaids and other current assets and other assets, due primarily to higher inventory balances for maintenance and contract assets for eXtend, a $14.0 million decrease in deferred revenue from increased amortization of revenue, and a $5.7 million increase in accounts payable.

Investing Activities. Cash used in investing activities for the year ended December 31, 2025 was $116.7 million, compared to $94.5 million for the year ended December 31, 2024. The increase was primarily driven by a $21.9 million increase in capital expenditures compared to the prior year.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2025 was $214.6 million compared to $13.1 million for the year ended December 31, 2024. The increase was driven primarily by $200.9 million in proceeds from long-term debt and a $2.9 million increase in contribution received from our redeemable noncontrolling interest, partially offset by a $2.3 million decrease in proceeds from capital-build funding compared to the prior year.

Working Capital. Our working capital as of December 31, 2025 was $161.2 million, compared to $94.0 million as of December 31, 2024. The increase was driven primarily by an $80.0 million increase in our cash and cash equivalents and restricted cash, current, a $16.6 million increase in prepaid and other current assets, and a $5.4 million decrease in accounts payable, partially offset by a $17.0 million increase in accrued liabilities, an $8.8 million increase in deferred revenue, current, and a $7.2 million decrease in accounts receivable, net.

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

Revenue Recognition

We have elected not to use the practical expedient that allows for the combination of non-lease components with lease components, which provide the customer with the right to use an identified asset, in the measurement of liabilities for all asset classes. The right to use an underlying asset is a separate lease component if (1) the lessee can benefit from the right to use the underlying asset either on its own or together with other resources that are readily available, and (2) the right to use the underlying asset is neither highly dependent on nor highly interrelated with other rights to use other underlying assets in the arrangement. We recognize revenue from lease components of lease contracts in accordance with ASC 842, Leases, and non-lease components of lease contracts and customer contracts in accordance with ASC 606, Revenue from Contracts with Customers. Contract consideration for lease contracts is generally allocated between non-lease and lease components based on the relative SSP.

Lease Accounting. As a lessor, we enter into agreements to lease charging equipment, charging stations and other technical installations to third parties. At the inception of a lease contract, we determine whether it is an operating, sales-type or direct financing lease. The leases generally provide for fixed monthly payments and sometimes include provisions for contingent variable rent. Fixed payments received under lease agreements for lease components of operating leases are recognized on a straight-line basis over the lease term and are reported in ancillary revenue in the consolidated statements of operations.

Income (loss) on sales associated with sales-type leases are recognized when control of the underlying asset is transferred to the lessee (“commencement date”) and collection of the lease payments is considered probable. The income (loss) on sale is calculated as (1) the fair value of the underlying asset (or the sum of the lease receivables and any prepaid lease payments by lessee, if lower) (“sales price”); minus (2) the carrying amount of the underlying asset net of any unguaranteed residual asset; minus (3) any deferred initial direct costs of the lessor (2 and 3 are collectively referred to as the “cost of sales”). The sales price is reported in ancillary revenue and the cost of sales is reported in other cost of sales in the consolidated statements of operations.

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

If a sales-type lease is terminated before the end of the lease term, the lessor tests the net investment in the lease for impairment, reclassifies the net investment in the lease to the appropriate asset category, measured at the sum of the carrying amount of the lease receivable (less amounts still expected to be received by the lessor) and the residual asset, and accounts for the underlying asset in accordance with the relevant U.S. GAAP standards. If a lease agreement is replaced by a new lease agreement with a new lessee, the lessor accounts for the termination of the original lease and accounts for the new lease in the same manner as it would any other new lease.

Non-Lease Accounting. Recording revenue may require judgment, including determining whether an arrangement includes multiple performance obligations, whether any of those obligations are distinct and cannot be combined and allocation of the transaction price to each performance obligation based on the relative SSP. Revenue for performance obligations can be recognized over time or at a point in time depending on the nature of the performance obligation. Changes to the elements in an arrangement or, in our determination, to the relative SSP for these elements, could materially affect the amount of earned and unearned revenue reflected in our consolidated financial statements.

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

Recent Accounting Pronouncements

For a discussion of our new or recently adopted accounting pronouncements, see Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” as of and for the years ended December 31, 2025 and 2024.

Emerging Growth Company and Smaller Reporting Company Status

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act includes provisions that, among other things, relax certain reporting requirements for qualifying public companies. We were previously an EGC, as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued until such time as those standards apply to private companies. We elected to use this extended transition period. In providing this relief, the JOBS Act does not preclude the Company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We utilized this relief until we ceased to be an EGC. Our status as an EGC expired effective December 31, 2025, the last day of the fiscal year following the fifth anniversary of the Initial Public Offering. As such, we are no longer eligible to use this extended transition period.

Additionally, following the CRIS Business Combination, we qualified as an SRC as defined under the Exchange Act. As of June 30, 2025, the market value of shares of our common stock held by non-affiliates was more than $250 million, and our annual revenue during the most recently completed fiscal year was more than $100 million. Thus, as of July 1, 2025, we no longer qualified as an SRC. However, we are continuing to rely on exemptions from certain disclosure requirements that are available to SRCs through the Annual Report on Form 10-K for the year ending December 31, 2025, consistent with the SEC’s rules and related guidance under the Exchange Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

EVgo Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVgo Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company has multiple revenue streams. For the year ended December 31, 2025, the Company recorded total revenue of $384.1 million, which included $133.9 million of charging, retail revenue, $34.8 million of charging, commercial revenue, $26.1 million of charging, OEM revenue, and $116.5 million of eXtend revenue. Each revenue stream involved several information technology (IT) systems responsible for the initiation, processing and recording of revenue transactions. The Company’s management identified material weaknesses in internal control over financial reporting. The Company did not effectively design, implement or operate sufficient and appropriate process level control activities related to its financial reporting processes. Additionally, the Company had ineffective general information technology controls (GITCs) for certain IT systems related to charging revenue, which resulted in a corresponding failure of automated process level controls and manual controls dependent on the accuracy and completeness of information derived from those IT systems.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter.  Specifically, subjective auditor judgment was required in evaluating the sufficiency of audit evidence over the retail, commercial and OEM charging and eXtend revenue streams due to the number of IT applications used in the relevant revenue processes, and the material weaknesses identified above.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the retail, commercial and OEM charging and eXtend revenue streams, including consideration of the material weaknesses. We developed an independent expectation of certain retail charging and commercial charging revenue and compared such expectation to the amounts recorded by the Company. For a sample of commercial charging revenue transactions, we confirmed the amount recorded directly with the customer. We tested certain OEM charging revenue transactions by confirming the quantity and price directly with the customer and recalculating the amount recorded. We tested certain eXtend revenue transactions by comparing the amounts recorded to customer contracts and third-party data. We tested other eXtend revenue transactions on a sample basis by comparing the amounts recorded to customer contracts and third-party data. We tested certain retail charging revenue transactions by comparing amounts recorded to underlying support. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado

March 6, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

EVgo Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited EVgo Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 6, 2026 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to the following have been identified and included in management’s assessment: The Company did not effectively design, implement or operate sufficient and appropriate process level control activities related to its financial reporting processes. Additionally, the Company had ineffective general information technology controls (“GITCs”) for certain IT systems related to charging revenue, which resulted in a corresponding failure of automated process level controls and manual controls dependent on the accuracy and completeness of information derived from those IT systems. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Denver, Colorado

March 6, 2026

EVgo Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands)	2025	2024
Assets
Current assets
Cash and cash equivalents	$151,000	$117,273
Restricted cash, current	49,519	3,239
Accounts receivable, net of allowance of $75 and $1,196 as of December 31, 2025 and 2024	38,628	45,849
Accounts receivable, capital-build	19,461	17,732
Prepaids and other current assets	37,872	21,282
Total current assets	296,480	205,375
Restricted cash, noncurrent	10,227	—
Property, equipment and software, net	460,747	414,968
Operating lease right-of-use assets	102,966	89,295
Other assets	30,937	24,321
Intangible assets, net	32,421	38,750
Goodwill	31,052	31,052
Total assets	$964,830	$803,761

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$7,582	$13,031
Accrued liabilities	59,924	42,953
Operating lease liabilities, current	7,765	7,326
Deferred revenue, current	55,060	46,258
Earnout liability, at fair value	22	—
Warrant liabilities, at fair value	1,370	—
Long-term debt, current	2,146	—
Other current liabilities	1,453	1,842
Total current liabilities	135,322	111,410
Operating lease liabilities, noncurrent	96,983	83,043
Asset retirement obligations	30,868	23,793
Capital-build liability	55,820	51,705
Deferred revenue, noncurrent	47,711	70,466
Earnout liability, at fair value	—	942
Warrant liabilities, at fair value	—	9,740
Long-term debt, noncurrent	204,316	—
Other long-term liabilities	7,866	8,931
Total liabilities	578,886	360,030

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
(in thousands, except share data)	2025	2024
Commitments and contingencies (Note 11)

Redeemable noncontrolling interest	$502,848	$699,840

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2025 and 2024; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of December 31, 2025 and 2024; 134,717,984 and 129,973,698 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of December 31, 2025 and 2024, respectively	13	13
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2025 and 2024; 172,800,000 shares issued and outstanding as of December 31, 2025 and 2024	17	17
Additional paid-in capital	7,753	—
Accumulated deficit	(124,687)	(256,139)
Total stockholders’ deficit	(116,904)	(256,109)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$964,830	$803,761

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2025	2024
Revenue
Charging, retail	$133,868	$96,654
Charging, commercial	34,760	26,686
Charging, OEM	26,112	15,554
Regulatory credit sales	10,192	8,987
Network, OEM	13,413	7,791
Total charging network	218,345	155,672
eXtend	116,480	86,612
Ancillary	49,261	14,541
Total revenue	384,086	256,825

Cost of sales
Charging network	132,588	97,116
Other	111,277	84,353
Depreciation, net of capital-build amortization	59,444	45,989
Total cost of sales	303,309	227,458
Gross profit	80,777	29,367

Operating expenses
General and administrative	176,868	141,131
Depreciation, amortization and accretion	14,572	19,806
Total operating expenses	191,440	160,937
Operating loss	(110,663)	(131,570)

Other income (expense)
Interest expense	(6,146)	(73)
Interest income	6,974	7,563
Other expense, net	(22)	(18)
Change in fair value of earnout liability	920	(288)
Change in fair value of warrant liabilities	8,370	(4,599)
Total other income, net	10,096	2,585
Loss before income tax benefit	(100,567)	(128,985)
Income tax benefit	5,129	2,284
Net loss	(95,438)	(126,701)
Less: net loss attributable to redeemable noncontrolling interest	(53,864)	(82,367)
Net loss attributable to Class A common stockholders	$(41,574)	$(44,334)

Net loss per share to Class A common stockholders, basic and diluted	$(0.31)	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	102,936	$10	195,800	$20	$87,928	$(248,547)	$(160,589)
Share-based compensation	—	—	—	—	23,010	—	23,010
Issuance of Class A common stock under share-based compensation plans	4,038	0	—	—	0	—	—
Redemption of Class B common stock and OpCo Units in exchange for Class A common stock	23,000	3	(23,000)	(3)	—	102,580	102,580
Net loss¹	—	—	—	—	—	(44,334)	(44,334)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(110,938)	(65,838)	(176,776)
Balance, December 31, 2024	129,974	13	172,800	17	—	(256,139)	(256,109)
Share-based compensation	—	—	—	—	28,974	—	28,974
Issuance of Class A common stock under share-based compensation plans	5,084	0	—	—	—	—	—
Shares withheld for taxes	(340)	0	—	—	(904)	—	(904)
Net loss[2]	—	—	—	—	—	(41,574)	(41,574)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(20,317)	173,026	152,709
Balance, December 31, 2025	134,718	$13	172,800	$17	$7,753	$(124,687)	$(116,904)

¹ Excludes $82.4 million of net loss attributable to redeemable noncontrolling interest.
² Excludes $53.9 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(95,438)	$(126,701)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	74,016	65,795
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	13,665	7,192
Share-based compensation	27,110	21,959
Bad debt expense	6,062	923
Change in fair value of earnout liability	(920)	288
Change in fair value of warrant liabilities	(8,370)	4,599
Paid-in-kind interest, amortization of deferred debt issuance costs, net of capitalized interest	3,936	73
Gain on sales-type lease	(2,825)	—
Write off of equity issuance costs	786	—
Other	5	(104)
Changes in operating assets and liabilities
Accounts receivable, net	1,159	(11,889)
Prepaids and other current assets and other assets	(17,210)	(6,913)
Operating lease assets and liabilities, net	708	792
Accounts payable	(5,737)	4,972
Accrued liabilities	11,912	3,274
Deferred revenue	(13,953)	29,284
Other current and noncurrent liabilities	(2,634)	(800)
Net cash used in operating activities	(7,728)	(7,256)
Cash flows from investing activities
Capital expenditures	(116,707)	(94,787)
Proceeds from insurance for property losses	24	316
Net cash used in investing activities	(116,683)	(94,471)
Cash flows from financing activities
Proceeds from long-term debt	200,894	—
Proceeds from capital-build funding	15,168	17,442
Contribution from redeemable noncontrolling interest	9,562	6,649
Payments of withholding tax on net issuance of restricted stock units	(904)	—
Payments of deferred debt issuance costs	(10,075)	(10,998)
Net cash provided by financing activities	214,645	13,093
Net increase (decrease) in cash, cash equivalents and restricted cash	90,234	(88,634)
Cash, cash equivalents and restricted cash, beginning of year	120,512	209,146
Cash, cash equivalents and restricted cash, end of year	$210,746	$120,512

The accompanying notes are an integral part of these consolidated financial statements.

EVgo Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Beginning of year
Cash and cash equivalents	$117,273	$208,674
Restricted cash, current	3,239	472
Total cash, cash equivalents and restricted cash, beginning of year	$120,512	$209,146

End of year
Cash and cash equivalents	$151,000	$117,273
Restricted cash, current	49,519	3,239
Restricted cash, noncurrent	10,227	—
Total cash, cash equivalents and restricted cash, end of year	$210,746	$120,512

Supplemental cash flow data
Interest paid	$2,184	$—
Income taxes paid	$95	$105

Supplemental disclosure of noncash investing and financing activities
Non-cash adjustments to redeemable noncontrolling interest	$152,709	$74,196
Capital expenditures in accounts payable and accrued liabilities	$18,696	$11,067
Non-cash increase in capital-build	$16,768	$25,665
Deferred debt issuance costs in accounts payable, accrued liabilities, other current liabilities and other liabilities	$9,302	$11,929
Non-cash increase in asset retirement obligations	$7,117	$5,086
Paid-in-kind interest	$5,568	$—
Property and equipment recognized upon termination of a sales-type lease	$3,952	$—
Interest capitalized to property, equipment and software	$3,643	$—
Property and equipment derecognized for net investment in sales-type lease	$2,819	$—
Share-based compensation capitalized to property, equipment and software	$1,883	$1,449

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

On December 16, 2024, EVgo Inc. entered into a stock and unit purchase agreement (“SPA”) with EVgo OpCo and EVgo Holdings. Pursuant to the SPA, EVgo Inc. and EVgo OpCo agreed to redeem from EVgo Holdings 23,000,000 units of EVgo OpCo Units and 23,000,000 shares of EVgo Inc.’s Class B common stock, par value $0.0001 per share (“Class B common stock”). In exchange for the EVgo OpCo Units and Class B common stock, EVgo Inc. and EVgo OpCo agreed to transfer 23,000,000 newly issued shares of Class A common stock to EVgo Holdings. In connection with the SPA, EVgo Inc. entered into an underwriting agreement with J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Evercore Group L.L.C., as representatives of several underwriters, and EVgo Holdings, as selling stockholder, relating to an underwritten public offering (the “Secondary Offering”) of 23,000,000 shares of Class A common stock at a public offering price of $5.00 per share, pursuant to which, all 23,000,000 shares of Class A common stock were sold by EVgo Holdings. The number of shares of Class A common stock issued pursuant to the Secondary Offering equaled the number of shares of Class A common stock issued to EVgo Holdings, pursuant to the redemption of their EVgo OpCo Units and shares of Class B common stock. The Company did not receive any of the proceeds from the sale of the shares of Class A common stock in the Secondary Offering and transaction costs totaling $1.0 million were expensed as incurred. The Secondary Offering closed on December 18, 2024.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions have been eliminated in consolidation.

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

Use of Estimates

The consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of EVgo’s consolidated financial statements requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. Significant estimates made by management include, but are not limited to, variable consideration estimates and stand-alone selling prices (“SSP”) for performance obligations for revenue, valuation allowances for deferred tax assets, depreciable lives of property and equipment and intangible assets, costs associated with asset retirement obligations, the fair value of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, earnout liability and warrant liabilities, and the fair value of long-term debt. Management bases these estimates on its historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from EVgo’s estimates. Revisions to estimates are recognized prospectively.

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

The Company had one customer that comprised 40.4% of the Company’s total net receivables as of December 31, 2025. The Company had two customers that collectively comprised 41.7% of the Company’s total net receivables as of December 31, 2024. For the years ended December 31, 2025 and 2024, one customer represented 30.2% and 33.5%, respectively, of total revenue. The loss, non‑renewal, or material reduction in business from any such significant customer could have a material adverse effect on the Company’s revenue, results of operations, and cash flows.

In addition to customer concentration, the Company’s charging operations are geographically concentrated, which exposes the Company to region‑specific operational and economic risks. For the years ended December 31, 2025 and 2024, 49.7% and 46.7%, respectively, of charging revenues were generated in California.

For the years ended December 31, 2025 and 2024, two vendors provided 91.4% and 87.9%, respectively, of EVgo’s total charging equipment.

Reclassifications

During 2025, the Company made the following reclassifications: (a) interest expense was separately presented from interest income due to the materiality of interest expense for the consolidated statements of operations; (b) paid-in-kind interest, amortization of deferred debt issuance costs, net of capitalized interest and bad debt expense were separately presented from other operating cash flows due to the materiality for the consolidated statements of cash flows; and (c) charging station installation costs and charging station equipment were combined into charging stations, and charging equipment was reclassified into construction in process (see Note 6). Previously reported amounts have been updated to conform to the current period presentation.

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

As of December 31, 2025 and 2024, the Company had $59.1 million (of which $10.2 million was noncurrent) and $2.8 million, respectively, of restricted cash associated with long-term debt (see Note 15). The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company's consolidated balance sheets of $0.4 million as of December 31, 2025 and 2024, associated with the construction of its charging stations. The Company also had $0.2 million and $0.1 million in restricted cash as of December 31, 2025 and 2024, respectively, related to a credit card agreement.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all internal attempts to collect an accounts receivable have failed, the Company places the outstanding balance with a third-party collection agency and the accounts receivable is written off against the allowance for doubtful accounts. The Company also writes off any accounts receivables that are suspected of being related to misuse. The allowance for doubtful accounts was $0.1 million and $1.2 million as of December 31, 2025 and 2024, respectively. The decrease in the allowance for doubtful accounts was due to the write-

off of accounts receivable. Unbilled contract receivables, for which performance obligations have been met, were $3.8 million and $5.8 million as of December 31, 2025 and 2024, respectively.

Deferred Equity Issuance Costs

Deferred equity issuance costs, consisting primarily of legal, accounting and other professional fees relating to public offerings, are capitalized. Equity issuance costs directly attributable to the offering are recorded to additional paid-in capital as a reduction of proceeds. Deferred equity issuance costs offset additional paid-in capital on a pro rata basis as the available shares related to a shelf offering are issued. In the event that an offering is abandoned or terminated, deferred equity issuance costs are expensed. As of December 31, 2025, the Company had no capitalized deferred equity issuance costs. During the year ended December 31, 2025, the Company impaired $0.8 million of previously capitalized deferred equity issuance costs as a result of the expiration of the Company’s Form S-3 (File No. 333-266753), which was previously filed on August 10, 2022. As of December 31, 2024, the Company had capitalized  $0.8 million of deferred equity issuance costs in prepaids and other current assets on the consolidated balance sheets.

Debt Issuance Costs

The Company capitalizes debt issuance costs, which consist primarily of arrangement fees and professional fees. Debt issuance costs are presented as assets on our consolidated balance sheets and are included in prepaids and other current assets and other assets. Debt issuance costs are amortized utilizing the straight-line method over the term of the debt. Amortization of debt issuance costs, net of capitalized interest, is included in interest expense in the consolidated statements of operations.

Cloud Implementation Costs

The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement plus any reasonably certain renewal period. Any capitalized amounts related to such arrangements are recorded within prepaid expense and other current assets and within other assets on the consolidated balance sheets.

Property, Equipment and Software

Property, equipment and software includes charging stations, construction in process, software, and office equipment, vehicles and other equipment, which are stated at cost or at fair value as of the date of acquisition less accumulated depreciation and amortization. Depreciation for property, equipment and software is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are approximately three to seven years. Charging stations are depreciated when they are placed into service. Construction in process consists primarily of charging equipment, charging station installation costs, and software that has not yet been placed into service and are not depreciated. Depreciation is reported net of the amortization of the capital-build liability. The cost of maintenance and repairs is charged to expense as incurred while significant renewals and betterments are capitalized. Deductions are made for retirements and/or disposals. Following the disposition of an asset, the associated net cost is no longer recognized as an asset, and any gain or loss on the disposition, inclusive of any amounts recovered from insurance, is reflected in general and administrative expenses.

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

Finite-lived intangible assets are amortized over their useful lives and recorded as either cost of sales or operating expenses depending on the nature of the intangible asset. Costs incurred to renew or extend the term of recognized intangible assets are expensed as incurred. During the fourth quarter of 2025, the Company reviewed its goodwill and other intangible assets for indicators of impairment and performed its annual goodwill impairment analysis as part of this review. The Company did not note any impairment with respect to its goodwill or other intangible assets as of December 31, 2025, and no impairment charge was required.

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

Lease Accounting – Lessee

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

Lease Accounting - Lessor

The Company has elected not to use the practical expedient to combine non-lease components with lease components, which provides the customer with the right of use of an identified asset, in the measurement of liabilities for all asset classes. The right to use an underlying asset is a separate lease component if (1) the lessee can benefit from the right to use the underlying asset either on its own or together with other resources that are readily available, and (2) the right to use the underlying asset is neither highly dependent on nor highly interrelated with other rights to use other underlying assets in the arrangement. The Company recognizes revenue from lease components of lease contracts in accordance with ASC 842 and non-lease components of lease contracts and customer contracts in accordance with ASC 606, Revenue from Contracts with Customers. Contract consideration for lease contracts is generally allocated between non-lease and lease components based on the relative SSP.

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

Income (loss) on sales associated with sales-type leases are recognized when control of the underlying asset is transferred to the lessee (“commencement date”) and collection of the lease payments is considered probable. The income (loss) on sale is calculated as (1) the fair value of the underlying asset (or the sum of the lease receivables and any prepaid lease payments by lessee, if lower) (“sales price”); minus (2) the carrying amount of the underlying asset net of any unguaranteed residual asset; minus (3) any deferred initial direct costs of the lessor (2 and 3 are collectively referred to as the “cost of sales”). The sales price is reported in ancillary revenue and the cost of sales is reported in other cost of sales in the consolidated statements of operations.

If collectibility of the financing receivables is not considered probable at the commencement date, the underlying asset is not derecognized and lease payments received, including variable lease payments, are recorded as a deposit liability until the earlier of either of the following: (a) collectibility of the lease payments, plus any amount necessary to satisfy a residual value guarantee provided by the lessee, becomes probable; or (b) either of the following event occurs: (i) the contract has been terminated and the lease payments received from the lessee are nonrefundable; or (ii) the underlying asset is repossessed, the Company has no further obligation under the contract to the lessee, and the lease payments received from the lessee are nonrefundable. At that point, the Company will derecognize the carrying amount of the underlying asset, derecognize the carrying amount of any deposit liability recognized, recognize a net investment in the lease on the basis of the remaining lease payments and remaining lease term, using the rate implicit in the lease determined at the commencement date, and recognize the income (loss) on sale.

If collectibility is considered probable at the commencement date, any subsequent deterioration in the lessee’s credit quality would require that the net investment in lease be subject to an impairment analysis, which may result in recording an impairment charge.

If a sales-type lease is terminated before the end of the lease term, the Company tests the net investment in the lease for impairment, reclassifies the net investment in the lease to the appropriate asset category, measured at the sum of the carrying amount of the lease receivable (less amounts still expected to be received by the Company) and the residual asset, and accounts for the underlying asset in accordance with the relevant U.S. GAAP standards. If a lease agreement is replaced by a new lease agreement with a new lessee, the Company accounts for the termination of the original lease and accounts for the new lease in the same manner as it would any other new lease.

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

Capital-Build Liability and Expense Reimbursements

The Company receives grant funding in the form of cash from governmental and non-governmental entities to construct and operate EV chargers. The Company accounts for governmental grants by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). The Company recognizes government grants when there is reasonable assurance that the grant will be received and compliance with conditions attached to the grant, if any, will be met. Grant contracts provided by non-governmental entities are analyzed and if it does not fall under the scope of ASC 842 or ASC 606, they are accounted for under IAS 20.

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

Earnout Liability

In connection with the CRIS Business Combination, certain initial stockholders of CRIS entered into an agreement with the Sponsor (the “Sponsor Agreement”) that provides for certain transfer restrictions and forfeiture provisions, among other things. Pursuant to the Sponsor Agreement, the initial stockholders party thereto are required to forfeit up to 1,437,500 shares of Class A common stock (the “Earnout Shares”) if certain events do not occur. In accordance with ASC 815, the Earnout Shares are recorded as a derivative liability at fair value since they are not indexed to the Company’s Class A common stock. They are remeasured at each reporting date through the change in fair value of earnout liability in the consolidated statements of operations. The estimated fair value of the contingent earnout liability is determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 14), prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including EVgo’s stock price, expected volatility, risk-free interest rate, expected restriction period and dividend rate.

Until its settlement, the contingent earnout liability is categorized as a Level 3 (defined below) fair value measurement because the Company utilizes projections during the Earnout Period that include unobservable inputs. Contingent earnouts involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Asset Retirement Obligations

Asset retirement obligations are recognized when there is a legal obligation associated with the retirement of a long-lived asset and the amount of the obligation can be reasonably estimated. The fair value of the liability for an asset retirement obligation is recorded in the period in which it is incurred, with a corresponding increase to the carrying amount of the related long-lived asset. Discount rates are based on the Company’s estimated credit adjusted risk free rate. The liability is accreted over time through charges to expense, and the capitalized asset retirement cost is depreciated over the useful life of the related asset. Revisions to estimated asset retirement obligations resulting from changes in the timing or amount of expected cash flows are recognized as an increase or decrease to both the liability and the related asset. If the related asset has been fully depreciated, such changes are recognized in earnings in the period of the change.

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

Fair Value Measurement

The Company determines fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which establishes a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (“Level 1”) to estimates determined using significant unobservable inputs (“Level 3”). Multiple inputs may be used to measure fair value; however, the level of fair value is based on the lowest significant input level within this fair value hierarchy. The Company’s recurring and non-recurring fair value measurements include the initial valuation of asset retirement obligations, the issuance of share-based compensation awards, and the valuations of earnout liability, warrant liabilities, and long-term debt.

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

Revenue Recognition – Non-Lease Components

The Company’s sources of non-lease revenue are from retail, commercial and OEM charging, regulatory credit sales, OEM network, eXtend, and ancillary services. Its primary source of non-lease revenue is charging contracts with customers. A significant portion of the Company’s charging contracts have upfront payment terms or monthly payment terms. Payments for walk-up retail charging usage are collected at the point of service, except for monthly member fees and member usage fees which are billed monthly in arrears. Payments for development and project management revenue occur either on an installment basis or are received upon completion of milestones. Payment terms vary on a contract-by-contract basis, although terms generally include a requirement of payment within 30 to 60 days. Revenues for regulatory credits such as Low Carbon Fuel Standard (“LCFS”) credit sales are recognized upon delivery.

The Company recognizes revenue non-lease components pursuant to ASC 606, using a five-step model: (a) identification of the contract, or contracts, with a customer; (b) identification of the performance obligations in the contract; (c) determination of the transaction price; (d) allocation of the transaction price to the performance obligations in the contract; and (e) recognition of revenue when, or as, it satisfies a performance obligation.

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

Cost of Sales and General and Administrative Expenses

Cost of sales consists of charging network cost of sales, other cost of sales, and depreciation expense (net of capital-build amortization expenses). Charging network cost of sales consists primarily of energy usage fees, site operating and maintenance expenses, network charges, warranty and repair services, site costs and related expense, and payment processing fees related to the public charging network. Other cost of sales are primarily related to the eXtend business, the dedicated fleet business, the sale of data services and other ancillary services. General and administrative expenses primarily consist of payroll and related personnel expenses, IT and office services, customer service, office rent expense and professional services.

Advertising Costs

Advertising costs are generally expensed as incurred and totaled $3.9 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $12.2 million and $11.6 million for the years ended December 31, 2025 and 2024, respectively.

401(k) Plan

The Company has a 401(k) plan that qualifies under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) plan provides discretionary employer matching contributions to eligible employees up to IRS annual limits. Employer contributions to the 401(k) plan for the years ended December 31, 2025 and 2024 were $1.2 million and $1.0 million, respectively.

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

The redemption of EVgo OpCo Units in December 2024 discussed in Note 1, is expected to produce favorable tax attributes for the Company. These tax attributes would not be available to the Company in the absence of the redemption. Amounts payable by the Company under the Tax Receivable Agreement are initially accrued against additional paid-in capital when it is probable that a liability has been incurred and the amount is estimable. Any subsequent changes to the liability are recorded as non-operating income (loss). If the liability is considered probable and estimable and is established for the first time as part of a reversal of a valuation allowance against deferred tax assets, the initial liability is accrued through non-operating income (loss).

As of December 31, 2025, the Company does not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The unrecorded tax liability related to the redemption is estimated at $33.2 million and $33.8 million as of December 31, 2025 and 2024, respectively. During both the years ended December 31, 2025 and 2024, no transactions occurred that would result in a cash tax savings benefit that would trigger the recording of a liability by the Company based on the terms of the Tax Receivable Agreement.

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

The following table presents disaggregated general and administrative expenses:

	Year Ended December 31,
(in thousands)	2025	2024
Operations/network operations	$57,573	$54,285
Other general and administrative	57,793	41,184
Technology and development	40,595	30,700
Sales and marketing	20,907	14,962
General and administrative expenses	$176,868	$141,131

Newly Adopted Accounting Standards

In December 2023, the FASB Issued Accounting Standards Update (“ASU”) 2023-09, ASC Subtopic 740 “Income Taxes — Improvements to Income Tax Disclosures” (“ASU 2023-09”), which increases transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 on a prospective basis and has accordingly included the increased income tax disclosures within the notes to the Company’s consolidated financial statements for the year ended December 31, 2025. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.

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

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, ASC Subtopic 220 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires that, in each interim and annual reporting period, an entity disclose more information about the components of certain expense captions than is currently disclosed in the financial statements. In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), which clarified the effective date of ASU 2024-03, in which the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

In December 2025, the FASB issued ASU 2025-10, ASC Subtopic 832 “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. ASU 2025-10 provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. ASU 2025-10 also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. The effective date for public companies is fiscal years beginning after December 15, 2028, including interim periods within those annual periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, ASC Subtopic 270 “Narrow-Scope Improvements” (“ASU 2025-11), which clarifies the guidance in Subtopic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods and annual periods beginning after December 15, 2027. The Company is currently evaluating the effect that the adoption of this ASU will have on its interim consolidated financial statements.

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

Charging, Commercial. High volume fleet customers, such as transportation network companies or delivery services and rideshare, can access EVgo’s charging infrastructure through EVgo’s public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements EVgo contracts with and bills either the fleet owner directly or an individual fleet driver utilizing EVgo’s chargers. Revenue for these sales is recognized at a point in time upon delivery of electricity and is generally charged to the customer based on electrical power delivered.

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

Regulatory Credit Sales. As a charging station owner and operator, EVgo earns regulatory credits, such LCFS credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure program in California. These credits are generated through charging station operations based on the volume of kilowatt-hours (“kWh”) sold. EVgo earns additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates. The Company’s performance obligation is to sell regulatory credits to certain of its customers. As such, revenue is recognized at the point of sale.

Network, OEM. This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. The transaction prices from these contracts are allocated to performance obligations including branding, memberships, reservations and the expiration of unused charging credits. Revenue from branding are recognized over time as the services are performed and measurement is recognized straight-line over the performance period. For memberships and reservations, revenue is recognized over time and measured over the period on a straightline basis as performance obligations are met. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.

eXtend. Through EVgo eXtend, EVgo provides hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while the Company’s customers purchase and retain ownership of the charging assets. EVgo also provides grant application support and related services. EVgo’s primary eXtend contract is for the deployment of up to 2,000 fast charging stalls that Pilot Travel Centers LLC (the “Pilot Company”) will own and EVgo will build, network, operate and maintain.

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

The Company provides grant application preparation and submission services as well as compliance and reporting services over the term of the grant in exchange for a fixed fee that is determined based on the value of the grant received by the customer. Revenue for grant application preparation services is recognized at a point in time when the Company has submitted the grant application, subject to the variable consideration constraint. Revenue for grant reporting services will be earned over time after the chargers are commissioned with revenue recognized on a straight-line basis over the grant reporting period, subject to the variable consideration constraint.

Ancillary. In addition to offering access to its public network, EVgo offers dedicated charging solutions to autonomous vehicle and other fleets. As part of this offering, EVgo typically builds, owns and operates charging assets for fleets, including through off-site charging hubs that EVgo has secured without requiring a fleet to directly incur capital expenditures. EVgo offers a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for provision of charging services. EVgo enters into operating and sales-type leases with its dedicated fleet customers. Any lease components that are identified for dedicated fleet hubs are accounted for in accordance with ASC 842. Non-lease components and fulfillment costs are accounted for in accordance with ASC 606 and are recognized upon delivery of electricity and charged to the fleet customer based on electrical power delivered or minutes of charging and may be subject to a minimum usage requirement.

EVgo also offers a variety of software-driven digital, development and operations services to its customers. EVgo’s offerings currently include customization of digital applications, charging data integration, access to chargers behind parking lot pay gates, micro-targeted advertising services and charging reservations as well as all services provided under PlugShare such as data, research, and advertising services.

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

Contract Assets and Liabilities

The following table provides information about contract assets and liabilities from contracts with customers:

	December 31,		Change
(dollars in thousands)	2025	2024	$	%
Contract assets	$1,715	$1,383	$332	24%
Contract liabilities	$102,771	$116,724	$(13,953)	(12)%

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

The following table provides the activity for the contract liabilities recognized:

	December 31,
(in thousands)	2025	2024
Beginning balance	$116,724	$87,440
Additions	164,999	135,426
Recognized in revenue	(178,481)	(106,105)
Changes in estimate of transaction price	(471)	—
Marketing activities recognized on a net basis	—	(37)
Ending balance	$102,771	$116,724

Revenues include the following:

	Year Ended December 31,
(in thousands)	2025	2024
Amounts included in the beginning of period contract liabilities balance	$42,422	$24,006
Amounts associated with performance obligations satisfied in previous periods	$3,432	$42

It is anticipated that deferred revenue as of December 31, 2025 will be recognized in the following years ending December 31:

(in thousands)
2026	$26,570
2027	20,843
2028	15,319
2029	1,498
$64,230

As of December 31, 2025, there was $19.2 million in consideration received for charging credits, for which the timing of revenue recognition is uncertain. The Company expects to recognize revenue for these amounts as customers use their charging credits over the next 3.0 years.

ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of December 31, 2025 and 2024, there was $19.3 million and $8.6 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the consolidated balance sheets.

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

The Company has estimated operating lease commitments of $57.5 million for leases where the Company has not yet taken possession of the underlying asset as of December 31, 2025. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s consolidated balance sheet as of December 31, 2025.

The Company’s lease costs consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease costs
Charging network cost of sales	$11,494	$8,278
Other cost of sales	2,960	2,793
General and administrative expenses	4,263	4,568
Variable lease costs
Charging network cost of sales	2,173	2,350
Other cost of sales	—	48
General and administrative expenses	78	121
Total operating lease costs	$20,968	$18,158

As of December 31, 2025, the maturities of operating lease liabilities for the years ending December 31, were as follows:

(in thousands)
2026	$17,444
2027	18,731
2028	18,672
2029	18,723
2030	18,141
Thereafter	64,547
Total undiscounted operating lease payments	156,258
Less: imputed interest	(51,510)
Total discounted operating lease liabilities	$104,748

Other supplemental and cash flow information consisted of the following:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Weighted-average remaining lease term (in years)	8.4	8.7
Weighted-average discount rate	9.8%	9.3%
Cash paid for amounts included in measurement of operating lease liabilities	$17,667	$14,566
ROU assets obtained in exchange for new operating lease liabilities	$23,677	$29,982

Lessor Accounting

Operating Leases

The Company leases charging equipment, charging stations and other technical installations, and subleases properties leased from Site Hosts to third parties. Initial lease terms are generally one to 5 years and may contain renewal options. For operating leases, the underlying asset is carried at its carrying value as property and equipment, net, or included in operating lease ROU assets on the consolidated balance sheets.

The Company’s operating lease income consisted of the following components:

	Year Ended December 31,
(in thousands)	2025	2024
Ancillary revenue
Operating lease income	$5,747	$2,606
Sublease income	256	862
	$6,003	$3,468

As of December 31, 2025, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the years ending December 31, were as follows:

(in thousands)
2026	$2,893
2027	2,417
2028	2,317
$7,627

The components of charging stations and subleased host sites leased to third parties under operating leases, which are included within the Company’s property and equipment, net, and operating lease ROU assets were as follows as of:

	December 31,
(in thousands)	2025	2024
Charging stations	$13,018	$7,233
Less: accumulated depreciation	(3,151)	(2,419)
Property and equipment, net	$9,867	$4,814

Operating lease ROU assets	$2,090	$7,915

Sales-Type Leases

The Company enters into sales-type leases with third-parties for charging stations. The Company did not have any sales-type leases prior to 2025. During the year ended December 31, 2025, the Company derecognized $2.8 million, of leased assets into cost of sales, other and recognized net investment in lease of $5.6 million in ancillary revenue related to sales-type lease arrangements. In December 2025, the sales-type lease arrangement was terminated by the lessee, and the Company reclassified $4.0 million of the remaining net investment in the lease to property and equipment, net. No impairment of net investment in lease was recognized during the year ended December 31, 2025.

Note 5 — Government Assistance

EVgo continuously pursues public grants, subsidies and incentives to reduce capital expenditures and electricity costs. EVgo dedicates internal and external resources to monitor, submit for and utilize available grant, subsidy and incentive funding for the development of DCFCs on a state, local and national level. EVgo’s network expansion and local build plans take into account expected timing for and availability of funding of this type.

DOE Loan Agreement

On December 12, 2024, EVgo Swift Borrower LLC (“Swift Borrower”), a Delaware limited liability company and subsidiary of the Company, entered into a guarantee agreement with the U.S. Department of Energy (“DOE”) as guarantor (“Guarantee Agreement”) for a term loan facility entered into by Swift Borrower with the Federal Financing Bank (“FFB”) (“DOE Loan”). As of December 31, 2025, the outstanding balance under the DOE Loan was $140.6 million, which includes $5.6 million in paid-in-kind interest. As of December 31, 2025, Swift Borrower had $919.3 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. As of December 31, 2024, there were no amounts outstanding under the DOE Loan.

Other Assistance

Certain government assistance related to the Company’s charging stations includes terms and conditions including, but not limited to, periodic reporting on a monthly, quarterly or annual basis, specific minimum uptime and operational requirements over a period of three to five years typically from the operational date. As of December 31, 2025, the Company’s commitments under government assistance related to the Company’s charging stations expire over the next five years. Noncompliance with any of the terms or conditions could impact the Company’s ability to receive future government assistance or could result in the recapture of amounts paid to the Company by the granting agencies. The Company has evaluated the recapture provisions related to government assistance included in the capital-build liability on the consolidated balance sheets as of December 31, 2025 and concluded that it is not probable that the recapture provisions will be triggered. In addition, EVgo regularly monitors compliance with these provisions.

The government assistance received related to the Company’s charging stations is aggregated below as the programs contain similar terms and are accounted for similarly in accordance with IAS 20 and are included in the consolidated financial statements as follows:

	December 31,
(in thousands)	2025	2024
Accounts receivable, capital-build as of	$18,397	$16,723
Capital-build liability as of	$49,250	$43,644
General and administrative (reimbursement) expenses for the years ended	$(85)	$159
Capital build amortization included in depreciation, net of capital-build amortization, included in cost of sales for the years ended	$9,694	$7,224
Proceeds from capital build funding for the years ended	$13,535	$14,260

Note 6 — Property, Equipment and Software, Net

Property, equipment and software, net, consisted of the following:

	December 31,
(in thousands)	2025	2024
Charging stations	$545,655	$455,290
Construction in process	101,737	88,883
Software	27,913	22,286
Office equipment, vehicles and other	2,118	1,533
Total property, equipment and software	677,423	567,992
Less: accumulated depreciation and amortization	(216,676)	(153,024)
Property, equipment and software, net	$460,747	$414,968

Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Cost of sales
Depreciation of property and equipment	$71,554	$55,652
Amortization of capital-build liability	(12,110)	(9,663)
General and administrative expenses
Depreciation of property and equipment	477	565
Amortization of software	5,307	7,196
Impairment expense	12,104	5,994
Loss on disposal of property and equipment, net of insurance recoveries	1,561	1,198
	$78,893	$60,942

As of December 31, 2025, property, equipment and software, net, included $267.7 million of assets pledged as collateral, with $16.9 million of associated asset retirement obligations, related to the DOE Loan and Credit Agreement (See Note 15). As of December 31, 2024, no assets were pledged as collateral related to the DOE Loan and Credit Agreement.

Note 7 — Intangible Assets, Net

Intangible assets, net and excluding fully amortized assets, consisted of the following as of December 31, 2025:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(20,611)	$20,889	6.1 years
Developed technology	14,000	(5,673)	8,327	8.5 years
Trade name	5,000	(1,795)	3,205	10.5 years
	$60,500	$(28,079)	$32,421

Intangible assets, net, consisted of the following as of December 31, 2024:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(17,152)	$24,348	7.1 years
Customer relationships	19,000	(18,893)	107	0.1 years
Developed technology	14,000	(4,666)	9,334	9.5 years
User base	11,000	(9,558)	1,442	0.6 years
Trade name	5,000	(1,481)	3,519	11.5 years
	$90,500	$(51,750)	$38,750

Amortization of intangible assets was $6.3 million and $10.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the aggregate future amortization of amortizable intangible assets for the following years ending December 31, were as follows:

	Site Host	Developed	Trade
(in thousands)	Relationships	Technology	Name	Total
2026	$3,458	$1,007	$315	$4,780
2027	3,458	1,007	315	4,780
2028	3,458	1,007	315	4,780
2029	3,458	1,007	315	4,780
2030	3,458	1,007	315	4,780
Thereafter	3,599	3,292	1,630	8,521
	$20,889	$8,327	$3,205	$32,421

Note 8 — Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated costs to remove the charging stations and other equipment and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)	December 31,
	2025	2024
Beginning balance	$23,793	$18,232
Liabilities incurred	1,471	951
Accretion expense	2,459	1,798
Change in estimate	5,647	3,513
Liabilities settled	(2,502)	(701)
Ending balance	$30,868	$23,793

Note 9 — Accrued Liabilities

Accrued liabilities consisted of balances related to the following:

	As of December 31,
(in thousands)	2025	2024
Charging equipment and related services	$33,786	$21,279
Employee compensation	14,203	11,283
Sales and other taxes payable	8,478	3,043
Other	3,457	7,348
Total	$59,924	$42,953

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

As discussed in Note 1, on December 16, 2024, EVgo Inc. entered into an underwriting agreement relating to the Secondary Offering of 23,000,000 shares of Class A common stock at a public offering price of $5.00 per share, pursuant to which, all 23,000,000 shares of Class A common stock were sold by EVgo Holdings. The number of Class A common stock issued pursuant to the Secondary Offering equaled the number of Class A common stock issued to EVgo Holdings, pursuant to the redemption of their EVgo OpCo Units and shares of Class B common stock. The Company did not receive any of the proceeds from the sale of the shares of Class A common stock in the Secondary Offering and paid transaction costs on behalf of EVgo Holdings of $1.0 million, which were expensed as incurred. The Secondary Offering closed on December 18, 2024.

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

ATM Program

On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of December 31, 2025, the Company had sold a total of 2,478,280 shares of Class A common stock under the ATM Program and had $183.5 million of remaining capacity under the ATM Program. The Company ceased to be eligible to conduct certain delayed or continuous offerings pursuant to Rule 415 under its previous Form S-3 (No. 333-266753) in August 2025.

Note 11 — Commitments and Contingencies

Pilot Infrastructure Agreement

On July 5, 2022, EVgo entered into a charging infrastructure agreement (the “Pilot Infrastructure Agreement”) and an operations and maintenance agreement (the “Pilot O&M Agreement”) with the Pilot Company and General Motors LLC (“GM”) to build, operate, and maintain up to 2,000 stalls served by DC chargers that the Pilot Company will own. The stalls will be located at the Pilot Company sites across the U.S.

Pursuant to the Pilot Infrastructure Agreement, EVgo is required to meet certain construction milestones measured by the number of sites commissioned, and the Pilot Company is required to make certain payments each month based on completion of pre-engineering and development work, the progress of construction at each site and for each charger that EVgo procures. Subject to extensions of time for specified excusable events, if EVgo is unable to meet its commissioning obligations, the Pilot Company will be entitled to liquidated damages calculated per day, subject to a cap of $30,000 at each site. The Pilot Infrastructure Agreement includes customary events of default such as those resulting from insolvency, material breaches, and extended unexcused noncompliance, in each case subject to applicable notice and cure periods and other customary limitations on the parties’ ability to seek available remedies, including early termination. Additional provisions that may permit or cause early termination include the Pilot Company’s right to terminate after 1,000 stalls have been completed, the inability of EVgo to secure certain chargers and a material increase in the price of chargers due to a change in law. If the Pilot Company elects to terminate the Pilot Infrastructure Agreement after 1,000 stalls have been completed, the Pilot Company must pay EVgo a termination fee per stall for those not built; such fee varies based on the number of stalls already built. If EVgo is wholly or partially unable to perform its obligations under the Pilot Infrastructure Agreement due to certain circumstances outside its control, including delays by permitting authorities and utilities or certain force majeure events, such inability will not be considered a breach or default under the Pilot Infrastructure Agreement. In 2025, EVgo surpassed the 1,000 completed stalls milestone.

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

Under the GM Agreement, EVgo is required to install a total of 2,850 charger stalls by June 30, 2028, 81.4% of which were required to be and were installed by December 31, 2025. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with a certain aggregate amount of charging credits.

The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger stall installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event EVgo fails to meet a charger stall installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. As of February 15, 2026, we had approximately 12 charger stalls left to install to meet our charger milestone for the quarter ending March 31, 2026. If we did not build any additional charger stalls after February 15, 2026, the liquidated damages would be up to $4.8 million. Under the terms of the GM Agreement, EVgo and GM can agree to adjust quarterly charger stall installation milestones from time to time, provided that the quarterly targets for an applicable calendar year must equal the total annual target under the GM Agreement for such year.

It is possible that EVgo will not meet the charger stall installation milestones under the GM Agreement in the future, particularly as a consequence of delays in permitting, commissioning and utility interconnection, and delays associated with industry and regulatory adaptation to the requirements of high-powered charger installation, including slower than expected third-party approvals of certain site acquisitions and site plans by utilities and landowners, and supply chain issues.

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

The Company also has indemnification obligations to other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. EVgo has agreed to indemnify against losses arising from a breach of representations or covenants or out of intellectual property infringement or the occurrence of certain specified conditions or other claims made against certain parties. These agreements may limit the time or circumstances within which an indemnification claim can be made and the amount of the claim. Historically, indemnity payments made by the Company have not had a material effect on the consolidated financial statements. In addition, the Company has entered into indemnification agreements with its officers and directors, and its Amended and Restated Bylaws contain similar indemnification obligations to its agents.

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

Purchase Commitments

As of December 31, 2025, EVgo had $59.6 million in outstanding short-term purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. As of December 31, 2025, EVgo also had $17.7 million in commitments to other third parties, of which $16.7 million was short-term. As of December 31, 2025, EVgo also had $18.9 million in real property purchase commitments.

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

The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaids and other current assets, accounts payable and accrued liabilities are deemed to approximate their fair values due to their short-term nature. The fair value of the Credit Agreement also closely approximates carrying value due to the variable nature of the debt. The fair values of the Company’s money market funds are based on quoted prices in active markets for identical assets. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2025 and 2024.

The estimated fair value of the DOE Loan was based on Level 3 inputs, which are comprised of interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of December 31, 2025, the fair value of the DOE Loan was $143.2 million compared to the carrying value of $140.6 million, which excludes deferred debt issuance costs and includes paid-in-kind interest. The DOE Loan was valued using a discounted cash flow model. Assumptions used in the valuation of the DOE Loan were as follows as of December 31, 2025:

Interest payment frequency	Quarterly
First interest payment date	March 15, 2030
Credit spread (semi-annual)	1.3%
Risk-free interest rate	U.S. Constant Maturity Treasury

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2025		December 31, 2024
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$102,125	1	$101,125
Liabilities
Earnout liability	3	$22	3	$942
Warrant liability — Public Warrants	1	1,121	1	7,987
Warrant liability — Private Placement Warrants	3	249	3	1,753
Total liabilities		$1,392		$10,682

The earnout liability was valued using the Monte Carlo simulation methodology. Assumptions used in the valuations of the earnout liability were as follows:

	December 31,
	2025	2024
Stock price	$2.91	$4.05
Risk-free interest rate	3.6%	4.2%
Expected restriction period (in years)	0.5	1.5
Expected volatility	100%	90%
Dividend rate	—%	—%

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

As of December 31, 2025 and 2024, the Private Placement Warrants were valued using the Monte Carlo simulation methodology. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo method simulation methodology are as follows:

	December 31,
	2025	2024
Stock price	$2.91	$4.05
Risk-free interest rate	3.6%	4.2%
Expected term (in years)	0.5	1.5
Expected volatility	120%	105%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

		Private
		Placement
	Earnout	Warrant
(in thousands)	Liability	Liability
Fair value as of December 31, 2023	$654	$896
Change in fair value of liability	288	857
Fair value as of December 31, 2024	942	1,753
Change in fair value of liability	(920)	(1,504)
Fair value as of December 31, 2025	$22	$249

Note 13 — Warrant Liability

The Public Warrants became exercisable on October 2, 2021. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. As of December 31, 2025, there were 14,948,536 Public Warrants and 3,148,569 Private Placement Warrants outstanding.

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

Note 14 — Earnout Liability

Earnout Shares totaling 718,750 are subject to potential forfeiture by their holders if the volume-weighted average price (“VWAP”) of the shares does not equal or exceed at least $15.00 (the “$15.00 Triggering Event”) for any 20 trading days within any 30-trading day period within the five years following the closing of the CRIS Business Combination. Upon the closing of the CRIS Business Combination, the contingent obligation related to the Earnout Shares was accounted for as a liability because the triggering events that determine the number of Earnout Shares earned include events that are not solely indexed to the Company’s common stock. The estimated fair value of the earnout liability related to the 718,750 Earnout Shares subject to the $15.00 Triggering Event was de minimis and $0.9 million as of December 31, 2025 and 2024, respectively. The change in fair value of the earnout liability resulted in a gain of $0.9 million and a loss of $0.3 million recognized in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

Note 15 — Long-Term Debt

As of December 31, 2025, payments due on long-term debt for the periods ending December 31, were as follows:

(in thousands)
2026	$2,146
2027	3,292
2028	3,292
2029	3,292
2030	59,382
Thereafter	135,058
Long-term debt	$206,462

Amortization of debt issuance costs, net of capitalized interest, is included in interest expense in the consolidated statements of operations for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, $28.6 million and $23.2 million, respectively, in deferred issuance costs were included in prepaids and other current assets and other assets on the consolidated balance sheets in connection with the DOE Loan and the Credit Agreement, which are defined below.

Total interest expense, before capitalization, related to the Company’s long-term debt consisted of the following:

	December 31,
(in thousands)	2025	2024
Interest expense	$7,752	$—
Amortization of deferred debt issuance costs	2,011	73
	$9,763	$73

During the year ended December 31, 2025, the Company capitalized $3.6 million of amortization and interest expense related to the Company’s long-term debt to property and equipment. The Company did not capitalize amortization of debt issuance costs for the year ended December 31, 2024 as the impact was de minimis.

DOE Loan

On December 12, 2024, Swift Borrower entered into the DOE Loan, which is structured as a senior secured loan facility of up to $1.248 billion, consisting of $1.05 billion of principal and up to $193 million of capitalized interest. The DOE Loan provides that Swift Borrower may draw on the DOE Loan, each such draw, an Advance, at any time beginning on the date all conditions precedent set forth in the Guarantee Agreement are met or waived and ending on the earliest of (i) the fifth anniversary of the first Advance, (ii) August 31, 2031 and (iii) the date of any termination of obligations under the Guarantee Agreement following an event of default, or the Availability Period. Advances under the DOE Loan are subject to the satisfaction of customary conditions, including certification of compliance with the loan documents and specified legal requirements and the ongoing accuracy of representations and warranties.

All proceeds from the DOE Loan will be used to reimburse the Company for up to 80% of certain costs associated with the construction, installation and deployment of approximately 7,500 new DC Stalls, nationwide. At the closing of the DOE Loan, EVgo Services contributed 1,594 DC Stalls from its existing public network to Swift Borrower as collateral and may be required to contribute additional DC Stalls or cash to Swift Borrower from time to time. EVgo Services will provide charge point operator services to Swift Borrower for the duration of the DOE Loan.

The DOE Loan matures on January 7, 2042. Beginning on March 15, 2030, Swift Borrower will be required to make quarterly payments to the FFB. Interest rates are fixed at the applicable long-dated U.S. Treasury rate plus a combined liquidity spread and risk-based charge of approximately 1.2% in the aggregate, and accrued interest is capitalized until the end of the Availability Period. Subject to certain conditions, including the existence of no events of default, Swift Borrower may voluntarily prepay any or all of the principal outstanding under the DOE Loan. Additionally, in the event of a Mandatory Prepayment Event (as defined in the Guarantee Agreement), Swift Borrower shall be required to prepay certain amounts outstanding under the DOE Loan. Swift Borrower’s obligations to the DOE and FFB under the DOE Loan are secured by a first priority security interest (subject to customary exceptions and permitted liens) in, among other things, the assets of Swift Borrower and the equity interests of Swift Borrower.

The Guarantee Agreement contains customary representations and warranties as well as affirmative and negative covenants (including restrictions on Swift Borrower making distributions to affiliates). The Guarantee Agreement also contains customary events of default including failure to make payments when due, failure to maintain the required debt service coverage ratio, the occurrence of a Change of Control (as defined in the Guarantee Agreement) or other breaches under the Guarantee Agreement. If an event of default occurs, the DOE has certain rights and may, among other options and in its discretion, assess fees and penalties, enforce the collateral, and declare all amounts under the DOE Loan payable immediately in full. These covenants and restrictions, including limitations on distributions and collateral requirements, may limit the Company’s operational and financial flexibility during the term of the DOE Loan.

As of December 31, 2025, the outstanding balance under the DOE Loan was $140.6 million, which includes $5.6 million in paid-in-kind interest. As of December 31, 2025, Swift Borrower had $919.3 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. As of December 31, 2024, there were no amounts outstanding under the DOE Loan. The weighted average interest rate on the outstanding amounts under the DOE Loan as of December 31, 2025 was 5.62%.

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

All proceeds from the Credit Agreement will be used to reimburse EVgo Services for up to 60% of certain costs associated with the construction, installation and deployment of the Stalls contributed to Voyager Borrower by EVgo Services pursuant to the terms of the Credit Agreement and pay for certain transaction costs. The Loans are expected to support more than 1,900 Stalls nationwide (the “Project”), including the buildout of more than 1,500 new Stalls and 400 Stalls that EVgo Services contributed from its existing public network to Voyager Borrower as collateral in connection with the initial borrowing on July 24, 2025. Under the terms of the Credit Agreement, EVgo Services may contribute additional Stalls or cash to Voyager Borrower from time to time during the Voyager Availability Period. EVgo Services will provide charge point operator services to Voyager Borrower in connection with the Project for the duration of the Credit Agreement.

Loans under the Credit Agreement may, at the election of Voyager Borrower, be in the form of a SOFR Loan or an ABR Loan (each as defined in the Credit Agreement). SOFR Loans bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement) plus (i) 3.25% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 3.50% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. ABR Loans bear interest at a rate per annum equal to ABR (as defined in the Credit Agreement) plus (i) 2.25% for the period from the Voyager Closing Date until and excluding the fourth anniversary of the Voyager Closing Date and (ii) 2.50% for the period from and including the fourth anniversary of the Voyager Closing Date and thereafter. Voyager Borrower began making quarterly interest payments in the year ended December 31, 2025.

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

As of December 31, 2025, the outstanding balance under the Loan was $65.8 million. As of December 31, 2025, Voyager Borrower had $159.2 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of December 31, 2025 was 6.92%.

Note 16 — Income Taxes

Total loss before income taxes, which is primarily generated in the U.S., for the years ended December 31, 2025 and 2024 were $100.6 million and $129.0 million, respectively.

	Year Ended December 31,
(in thousands)	2025	2024
Current tax expense
State	$(77)	$(73)
Foreign	(18)	(32)
Current tax expense	(95)	(105)
Deferred tax benefit
Federal	5,224	2,389
Deferred tax benefit	5,224	2,389
Income tax benefit	$5,129	$2,284

The provision for income taxes consists primarily of income taxes related to U.S. federal and state jurisdictions where business is conducted related to the Company’s ownership in EVgo OpCo. All loss before income taxes is generated in the U.S. The Company’s provision for income taxes for the years ended December 31, 2025 and 2024 included $5.2 million and $2.3 million, respectively, of income tax benefit related to the net proceeds received from the transfer of EVgo OpCo’s 30C income tax credits.

The reconciliation of the U.S. corporate statutory income tax rate to our effective income tax after the adoption of ASU 2023-09 is as follows for the year ended December 31, 2025:

	Year Ended December 31,
	2025
(amount in thousands)	$	%
Statutory federal income tax rate	$21,119	21.00%
State and local income taxes, net of federal income tax effect	5,137	5.11
Foreign tax effects	(18)	(0.02)
Effect of changes in tax laws or rates enacted in the current period	0	0
Tax credits	3,910	3.89
Changes in valuation allowances	(9,567)	(9.51)
Nontaxable or nondeductible items:
Net loss attributable to NCI/non-taxable partnership structure	(14,027)	(13.95)
Changes in fair value of warrant liabilities	2,185	2.17
Change in fair value of earnout liability	240	0.24
Deferred tax rate change	(2,575)	(2.56)
Share-based compensation	(619)	(0.62)
Executive compensation	(375)	(0.37)
Other	(281)	(0.28)
Effective tax rate	$5,129	5.10%

The reconciliation of the U.S. corporate statutory income tax rate to our effective income tax before the adoption of ASU 2023-09 is as follows for the year ended December 31, 2024:

Year Ended December 31,
2024
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	5.69
Tax credits	3.16
Change in fair value of earnout liability	(0.06)
Other permanent items	(0.94)
Change in fair value of warrant liabilities	(0.95)
Transfer of 30C income tax credits, net	(1.85)
Net loss attributable to NCI/non-taxable partnership structure	(14.51)
Change in valuation allowance	(9.77)
Effective tax rate	1.77%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Types of events that would cause these temporary differences to become taxable include but are not limited to aging of the item(s) within the period allotted under regulations, disposition of business assets, and utilization of tax attributes. There were no deferred tax liabilities as of December 31, 2025 and 2024. The significant components of the Company’s deferred tax assets were as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Investment in partnership	$153,376	$170,744
Tax credit carryforwards	5,428	6,742
Net operating loss carryforwards	55,989	34,819
Total deferred tax assets	214,793	212,305
Less: valuation allowance	(214,793)	(212,305)
Deferred tax assets, net of valuation allowance	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considered all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the scheduled reversal of deferred tax liabilities and other available material evidence. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, EVgo had $213.2 million and $130.3 million, respectively, in federal net operating losses with an indefinite carryforward period, tax credits of $5.4 million and $6.7 million, respectively, with an indefinite carryforward period, and $176.3 million and $65.4 million, respectively, of state net operating losses, which will start expiring in 2027. In the event the Company generates positive taxable income, utilization of net operating loss carryforwards may be subject to limitations under Section 382 of the Code and other federal and state regulations.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception. As of December 31, 2025 and 2024, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.

For both of the years ending December 31, 2025 and 2024, the Company’s total state and local income taxes paid was $0.1 million. Due to the tax loss carryforwards, the Company had no federal income taxes paid for both of the years ending December 31, 2025 and 2024.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law and offered tax incentives targeting energy transition and renewables. The alternative fuel refueling property credit under Section 30C of the Internal Revenue Code (“30C”), which includes EV charging stations, was reinstated in 2022 and extended to apply to any property placed in service beginning January 1, 2023 and before January 1, 2033. The credit amount is calculated as 6% of the eligible costs of the alternative fuel refueling property with a potential higher tax credit rate of 30% of the eligible costs of the alternative fuel refueling property if specified prevailing wage and registered apprenticeship requirements are met during construction of the property, with a maximum credit amount of $100,000 per item of property. Under the IRA, 30C income tax credits may be transferred for cash consideration in the taxable year the credit is generated. The U.S. Department of the Treasury and the Internal Revenue Service have been granted broad authority to issue regulations or guidance that could clarify how these tax credits are calculated.

On July 4, 2025, H.B. 1, 119th Congress (2025), also referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. In particular, the OBBBA led to a sunset of federal incentives for EV purchases after September 30, 2025, and the federal tax credits for alternative fuels such as EV charging would terminate for any locations placed in service after June 30, 2026. EVgo does not expect the OBBBA to have a material impact on its consolidated financial statements due to the full valuation allowance currently being maintained.

During the year ended December 31, 2025, the Company transferred EVgo OpCo’s 2024 30C income tax credits to a third party for proceeds, net of transaction costs, of $14.8 million, of which $9.6 million represents the net proceeds attributable to the noncontrolling interest and contributed to EVgo OpCo. During the year ended December 31, 2024, the Company transferred EVgo OpCo’s 2023 30C income tax credits for proceeds, net of transaction costs, of $9.0 million, of which $6.6 million represents the net proceeds attributable to the non-controlling interest and contributed to EVgo OpCo.

Note 17 — Share-Based Compensation

The following table sets forth the Company’s total share-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2025	2024
Other cost of sales	$495	$333
General and administrative expenses	26,615	21,626
Total share-based compensation expense	$27,110	$21,959

2021 Long Term Incentive Plan

The Company’s 2021 Long Term Incentive Plan (the “2021 Incentive Plan”) became effective on July 1, 2021. The 2021 Incentive Plan reserved 33,918,000 shares of the Company’s Class A common stock for issuance to employees, non-employee directors and other service providers pursuant to equity awards granted under the 2021 Incentive Plan. On May 15, 2025, the Company’s stockholders approved an amendment to the 2021 Incentive Plan to reserve an additional 25,000,000 shares of the Company’s Class A common stock. As of December 31, 2025, there were 26,527,806 shares of Class A common stock available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of December 31, 2025.

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

Stock Options

The Company commenced granting stock options to certain senior employees in 2022. Compensation expense related to share-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date and recognized on a straight-line basis over the requisite service period. The options vest annually over a three-year period and have a term of 10 years. The following table summarizes stock option activity:

(shares in thousands)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	457	$7.55	7.8 years	$153
Forfeited	(21)	$7.79
Outstanding and expected to vest as of December 31, 2025	436	$7.53	7.2 years	$18

Exercisable as of December 31, 2025	322	$8.06	7.1 years	$12

As of December 31, 2025, the Company’s unrecognized share-based compensation expense related to stock options was de minimis. No stock options were granted or exercised during the years ended December 31, 2025 and 2024.

Restricted Stock Units

Service-Based Awards

RSUs granted by EVgo vest annually over a period of three years from the date of grant. The fair value of RSUs is calculated based on the closing price of the Company’s Class A common stock on the grant date. The table below represents the Company’s RSU activity under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	12,265	$3.88
Granted	10,027	$2.74
Vested	(4,970)	$4.38
Forfeited	(1,100)	$3.44
Nonvested and outstanding as of December 31, 2025	16,222	$3.05

The total fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $21.8 million and $11.1 million, respectively. As of December 31, 2025, the Company’s unrecognized share-based compensation expense related to unvested RSUs was approximately $18.1 million, which is expected to be recognized over a weighted average period of 1.4 years.

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

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	942	$2.34
Granted	285	$1.97
Vested	(114)	$2.49
Nonvested as of December 31, 2025	1,113	$2.23

Expected to vest as of December 31, 2025	148	$2.54

The total fair value of MSUs that vested during the years ended December 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively. As of December 31, 2025, the Company’s unrecognized share-based compensation expense related to unvested MSUs was approximately $0.7 million, which is expected to be recognized over a weighted average period of 1.3 years.

The grant date fair value for the MSUs was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period. The following assumptions were used for the MSU grants issued during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.1%	3.5 to 4.0%
Expected dividend yield	—%	—%
Expected volatility	87%	85 to 88%
Cost of equity	14%	13 to 14%
Remaining time to performance period end date (in years)	5.0	5.0 to 5.2

Performance-Based Awards

The Company has granted certain PSUs, which vest based on achievement of certain performance-based vesting conditions and subject to a three-year service condition. The number of shares that may ultimately vest with respect to each award may range from 0% up to 187.5% of the target number of shares based on achievement of certain performance-based vesting conditions related to stall counts and Adjusted EBITDA over a one-year period and a relative total stockholder return (“rTSR”) performance relative to the rTSR of a select group of companies in the Clean Edge Green Energy Index over a three-year period. The maximum number of PSUs that may vest is determined based on actual Company achievement with vesting subject to continuous service over a three-year period and achievement of the performance conditions. Compensation expense is recognized when performance targets are defined, the grant date is established, and it is considered probable that the performance objectives will be met. The fair value of the PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

The table below represents the Company’s PSU activity under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date
(shares in thousands)	Shares	Fair Value
Nonvested as of December 31, 2024	1,694	$3.05
Granted	2,516	$2.49
Forfeited	(415)	$3.05
Nonvested as of December 31, 2025	3,795	$2.68

Expected to vest as of December 31, 2025	3,178	$2.72

There were no PSUs that vested during the years ended December 31, 2025 and 2024. As of December 31, 2025, the Company’s unrecognized share-based compensation expense related to unvested PSUs was approximately $5.0 million, which is expected to be recognized over a weighted average period of 1.8 years. The grant date fair value for PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

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

The Company elected to use the straight-line approach to recognize compensation cost for the Time Vesting Incentive Units awards. No compensation cost will be recognized for the Sale Vesting Incentive Units until such time that an event as described above occurs. The Company elected to account for forfeitures as they occur.

Presented below is a summary of the activity of the Company’s Incentive Units:

		Weighted
		Average
		Grant Date
(units in thousands)	Units	Fair Value
Nonvested as of December 31, 2024	62	$24.81
Vested	(7)	$51.11
Forfeited	(2)	$37.24
Nonvested as of December 31, 2025	53	$20.80

The Time Vesting Incentive Units were fully vested in January 2025. The total grant-date fair value of Time Vesting Incentive Units that vested during the years ended December 31, 2025 and 2024 was $0.4 million and $0.9 million, respectively. As of December 31, 2025, the Company has recognized all share-based compensation expense related to Time Vesting Incentive Units. As of December 31, 2025, unrecognized share-based compensation expense related to unvested Sale Vesting Incentive Units was approximately $1.1 million, which is contingent upon the occurrence of a sale event.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024
Numerator
Net loss	$(95,438)	$(126,701)
Less: net loss attributable to redeemable noncontrolling interest	(53,864)	(82,367)
Net loss attributable to Class A common stockholders	(41,574)	(44,334)
Less: net loss attributable to participating securities	(223)	(297)
Net loss attributable to Class A common stockholders, basic and diluted	$(41,351)	$(44,037)

Denominator
Weighted average Class A common stock outstanding	134,193	107,421
Weighted average unvested Earnout Shares outstanding	(719)	(719)
Weighted average Class A common stock outstanding, basic and diluted	133,474	106,702

Net loss per share to Class A common stockholders, basic and diluted	$(0.31)	$(0.41)

The Company’s potentially dilutive securities consist of the Company’s Public Warrants, Private Placement Warrants, RSUs, MSUs, PSUs, stock options, and unvested Earnout Shares. For the periods in which EPS is presented, the Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common stockholders since their impact would have been antidilutive:

	Year Ended December 31,
(in thousands)	2025	2024
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	16,222	12,265
MSUs	148	262
PSUs	2,668	1,026
Stock options	436	457
	37,572	32,108

Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since the volume-weighted average price of the share did not equal or exceed at least $15.00 as of both December 31, 2025 and 2024. There were 1.0 million and 0.7 million MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of December 31, 2025 and 2024, respectively. There was 1.1 million and 0.7 million PSUs that were excluded from the computation of diluted EPS as their performance conditions would not have been met as of December 31, 2025 and 2024, respectively.

Note 19 — Redeemable Noncontrolling Interest

As of December 31, 2025 and 2024, EVgo Holdings held 172,800,000 EVgo OpCo Units in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and the same number of shares of Class B common stock, representing a 56.2% and 56.9% interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement (see Note 10).

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

As discussed in Note 1, EVgo entered into a SPA with EVgo OpCo and EVgo Holdings. Pursuant to the SPA, EVgo Inc. and EVgo OpCo agreed to redeem from EVgo Holdings 23,000,000 units of EVgo OpCo Units and 23,000,000 shares of Class B common stock. In exchange for the EVgo OpCo Units and shares of Class B common stock, EVgo Inc. and EVgo OpCo agreed to transfer 23,000,000 newly issued shares of Class A common stock to EVgo Holdings. The exchange was effected through the Secondary Offering, which closed on December 18, 2024.

The following is a reconciliation of changes in the redeemable noncontrolling interest:

(in thousands)
Balance as of December 31, 2023	$700,964
Contributions from noncontrolling interest	6,649
Equity-based compensation attributable to redeemable noncontrolling interest	398
Net loss attributable to redeemable noncontrolling interest	(82,367)
Fair value of OpCo Units redeemed	(102,580)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	176,776
Balance as of December 31, 2024	699,840
Contributions from noncontrolling interest	9,562
Equity-based compensation attributable to redeemable noncontrolling interest	19
Net loss attributable to redeemable noncontrolling interest	(53,864)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(152,709)
Balance as of December 31, 2025	$502,848

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

Under the supervision of our Board of Directors and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, or the “certifying officers”, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. The certifying officers concluded that, primarily as a result of the material weaknesses in internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting”, our disclosure controls and procedures were not effective as of December 31, 2025; accordingly, we are implementing additional procedures to remediate these shortcomings as outlined below.

Notwithstanding the identified material weaknesses, this did not result in any material misstatements to our consolidated financial statements as of and for the year ended December 31, 2025. Our management believes the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

Our management, with participation of the certifying officers, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, using the framework in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on that evaluation, management concluded our internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses identified in the paragraph below.

The following material weaknesses in internal control over financial reporting were identified as of December 31, 2025: We did not effectively design, implement or operate sufficient and appropriate process level control activities related to our financial reporting processes. Additionally, we had ineffective general information technology controls (“GITCs”) for certain IT systems related to charging revenue, which results in a corresponding failure of automated process level controls and manual controls dependent on the accuracy and completeness of information derived from those IT systems.

The material weaknesses were due to a lack of a sufficient number of trained resources to identify the underlying data and reports relied upon in our financial reporting process and to sufficiently design, implement or operate process level controls, including controls to validate the completeness and accuracy of underlying data and reports. We also did not have an effective information and communication process to identify, capture, and process relevant information necessary for financial reporting. Further, there was insufficient monitoring to ensure the appropriateness of control design and implementation and to ensure the appropriateness of the level of documentation maintained to support the operation of internal controls.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 92 of this Annual Report.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

During 2025, we became subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. We have continued to implement remediation plans around expanding the functionality of certain of our IT systems and designing and implementing GITCs over a new IT system related to our charging revenue process that supports the consistent operation of the Company’s IT operating systems, databases and end user computing over financial reporting, and ensuring they are operating effectively to support process level automated and manual controls activities that are dependent upon information derived from that IT system. We have engaged external consultants to develop and perform a pre-implementation review of our new charging revenue IT system, which will include a review of the charging revenue process and key controls. We will continue designing and implementing controls around the identification and validation of the completeness and accuracy of our data and reports used in our financial reporting processes. This includes change management and monitoring over such data and information. In addition to these enhancements, we plan to continue to evaluate skill gaps and hire additional personnel (including both internal and external resources), as needed, with public company experience to develop and implement additional policies, procedures and controls. We plan to also provide ongoing training for key personnel responsible for the design, implementation, and effective operation of controls. These changes are designed to result in the generation of accurate and complete information that can be relied upon to execute process level and IT controls in a consistent and repeatable manner.

We are also implementing further monitoring activities to enable us to continuously evaluate improvements to be made in our financial reporting processes and automated and manual controls to ensure that risks are properly identified and addressed. The actions we are taking are subject to ongoing senior management review, as well as oversight from our Board of Directors. When fully implemented and operational, we believe the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen our internal control over financial reporting. However, remediation efforts may continue beyond the fiscal year ending

December 31, 2026. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. We may also identify additional measures that may be required to remediate the material weaknesses in our internal control over financial reporting, necessitating further action.

Changes in Internal Control over Financial Reporting

Other than the remediation progress discussed above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended December 31, 2025 by any of our Section 16 officers or directors.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2026 annual meeting (the “2026 Proxy Statement”) under the captions “Board of Directors and Committees; Corporate Governance” and “Executive Officers,” which will be filed with the SEC not later than 120 days after the end of our fiscal year and which is incorporated herein by reference.

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

Code of Conduct

We have adopted a Code of Conduct that applies to our directors, officers and other employees. This code of ethics is available on our website at https://investors.evgo.com/governance/governance-documents/. We will post any amendments to the Code of Conduct at that location.

Item 11. Executive Compensation.

The information required by this item will be included in the 2026 Proxy Statement under the caption “Compensation Discussion and Analysis,” which will be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2026 Proxy Statement under the caption “Security Ownership of Certain Benenficial Owners and Management,” which will be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be included in the 2026 Proxy Statement under the caption “Certain Relationships and Related Transcations,” which will be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2026 Proxy Statement under the caption “Principal Accountant Fees and Services,” which will be filed with the SEC not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

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

10.4

Amendment No. 1 to the Registration Rights Agreement, dated as of December 4, 2024 by and between the Company and EVgo Holdings, LLC. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2025).

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

10.10†	EVgo Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 21, 2025).
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

10.19

Loan Guarantee Agreement, by and between EVgo Swift Borrower LLC and U.S. Department of Energy, dated as of December 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2024).

10.20†

Stock and Unit Purchase Agreement, dated as of December 16, 2024, among EVgo Inc., EVgo OpCo, LLC and EVgo Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2024).

10.21†

Employment Agreement dated December 8, 2025 by and between EVgo Services LLC and Keefer Lehner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2025).

10.22

Credit Agreement, by and among Voyager Borrower, SMBC, as administrative agent, and the Voyager Lenders and other parties, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.1 on the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2025).

19.1

EVgo Inc. Insider Trading Policy, amended and restated as of December 21, 2023 (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2024).

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Item 16. Form 10-K Summary.

Not applicable.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2025 and 2024

	Allowance for	Allowance for
	Doubtful	Deferred
(in thousands)	Accounts	Tax Assets
As of December 31, 2023	$1,116	$167,188
Costs charged to expenses	923	47,506
Benefit realized from transfer of 30C income tax credits, net	—	(2,389)
Deductions and write-offs	(843)	—
As of December 31, 2024	1,196	212,305
Costs charged to expenses	6,062	14,791
Other[1]	—	(7,079)
Benefit realized from transfer of 30C income tax credits, net	—	(5,224)
Deductions and write-offs	(7,183)	—
As of December 31, 2025	$75	$214,793

[1] Represents an allowance on the deferred tax asset related to the Company's investment in EVgo OpCo and therefore is an adjustment to equity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2026.

EVgo Inc.

By:	/s/ Badar Khan
Badar Khan
Chief Executive Officer and Director

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Badar Kahn, Keefer Lehner and Francine Sullivan, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Badar Khan	Chief Executive Officer and Director
Badar Khan	(Principal Executive Officer)

/s/ Keefer Lehner	Chief Financial Officer
Keefer Lehner	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Nanus	Chairman of the Board and Director
David Nanus

/s/ Peter Anderson	Director
Peter Anderson

/s/ Joseph Esteves	Director
Joseph Esteves

/s/ Scott Griffith	Director
Scott Griffith

/s/ Darpan Kapadia	Director
Darpan Kapadia

/s/ Katherine Motlagh	Director
Katherine Motlagh

/s/ Jonathan Seelig	Director
Jonathan Seelig

/s/ Paul Segal	Director
Paul Segal