Form 10-Q
period 2026-03-31
EVgo Inc.
filed 2026-05-05
CIK 1821159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39572
_________________________________________________________________________________________________________________
EVgo Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________________________________________________

Delaware	85-2326098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1661 East Franklin Avenue, El Segundo, CA 90245
(Address of Principal Executive Offices)
(877) 494-3833
(Registrant’s telephone number)
_________________________________________________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
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
As of April 28, 2026, the Registrant had 141,059,365 shares of Class A common stock and 172,800,000 shares of Class B common stock outstanding.

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
“Annual Report” means our Annual Report on Form 10-K for the year ended December 31, 2025.
“ASC” means Accounting Standards Codification.
“ASC 606” means FASB ASC Topic 606, Revenue from Contracts with Customers.
“ATM Program” means the program by which the Company was able to sell up to $200 million of shares of Class A common stock in “at the market” transactions at prevailing market prices.
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
“IIJA” means the Infrastructure Investment and Jobs Act.
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
“Quarterly Report” means this Quarterly Report on Form 10-Q for the period ended March 31, 2026.
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
“Warrants” means the Private Placement Warrants and the Public Warrants.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended, and we are including this statement for purposes of complying with those safe harbor provisions. All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, capital expenditures, capital allocation, factors affecting our performance, estimated revenues, losses, projected costs, guidance, future regulatory developments, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “ability,” “build,” “develop,” “drive,” “goal,” “likely,” “maintain,” “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “elect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,” “potential,” “forecast,” “strategy,” “budget,” “target,” “if,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project,” “outlook,” “predict,” “guidance,” “aim,” “scheduled,” “designed to,” “on track,” “opportunity,” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on our current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in our filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:
•changes adversely affecting our business;
•our dependence on the widespread adoption of EVs and growth of the EV and EV charging markets;
•our reliance on the DOE Loan and the Credit Agreement for the growth of our business, our ability to fully draw on the DOE Loan and the Credit Agreement, and our ability to comply with covenants and other terms of the DOE Loan and the Credit Agreement;
•competition from existing and new competitors;
•our ability to expand into new service markets, grow our customer base and manage our operations;
•the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional or national downturns;
•fluctuations in our revenue and results of operations;
•unfavorable conditions or disruptions in the capital and credit markets and our ability to obtain additional financing on commercially reasonable terms;
•the risk that the loss of our status as an emerging growth company results in additional disclosure and compliance obligations, which could increase our costs and require significant management time and resources;
•our ability to generate cash, service indebtedness, and incur additional indebtedness;
•evolving domestic and foreign government laws, regulations, rules and standards that impact our business, results of operations and financial condition, including regulations impacting the EV charging market and government programs designed to drive broader adoption of EVs and any reduction, modification or elimination of such programs, such as the enactment of the OBBBA, which addresses, among other things, the termination of the 30C income tax credit, other changes in policy under the current administration and 119th Congress and the potential changes in tariffs or sanctions and escalating trade wars;
•our ability to adapt our assets and infrastructure to changes in industry and regulatory standards and market demands related to EV charging;
•impediments to our expansion plans, including permitting and utility-related delays;
•our ability to integrate any businesses we acquire;
•our ability to recruit and retain experienced personnel;
•risks related to legal proceedings or claims, including liability claims;
•our dependence on third parties, including hardware and software vendors and service providers, utilities and permit-granting entities;

•cybersecurity threats, data breaches, or other security incidents affecting our charging network, mobile application, or payment processing systems; and our ability to comply with evolving data privacy and data protection laws and regulations;
•supply chain disruptions, elevated rates of inflation and other increases in expenses, including as a result of the implementation of tariffs by the U.S. and other countries;
•safety and environmental requirements or regulations that may subject us to unanticipated liabilities or costs;
•our ability to enter into and maintain valuable partnerships with Site Hosts, OEMs, fleet operators and suppliers;
•our ability to meet charger and other infrastructure installation targets, including those required under partnership agreements;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to identify and complete suitable acquisitions or other strategic transactions to meet our goals and integrate key businesses we acquire;
•the impact of general economic or political conditions, including associated changes in monetary policy such as elevated interest rates, evolving tariff or other changes in trade policy, and geopolitical events such as the conflict in Ukraine and tensions in the Middle East region, on us and our industry, including our ability to manage such matters and their effects on consumers and customers; and
•other factors detailed under the section entitled Part II, Item 1A, "Risk Factors" in this Quarterly Report, the risk factors described in Part I, Item 1A, "Risk Factors" of our most recent Annual Report on Form 10-K, and in our other periodic filings with the SEC.
Our SEC filings are available publicly on the SEC’s website at www.sec.gov. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of known and unknown risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements in this Quarterly Report and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
USE OF TRADEMARKS
This Quarterly Report includes trademarks, service marks, and trade names owned by us. These include Connect the Watts™, EVgo®, EVgo Advantage®, EVgo Basic™, EVgo eXtend™, EVgo Inside™, EVgo Optima™,EVgo PlusMAX™, EVgo ReNew™, EVgo Reservations™, EVgo Rewards®, EVgo Access®, Pay with PlugShare™, PlugShare®, PlugShare Premium™, PlugShare Inside™, PlugShare Advantage™, PlugShare DataTool™, PlugInsights™, PlugScore™, and Electronic Plug Design®. Our trademarks and service marks are either registered, are in the process of being registered, or have been used as common law marks by us. This Quarterly Report may contain additional trademarks, service marks, and trade names of others, which are, to our knowledge, the property of their respective owners. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use of other parties’ trademarks, service marks, or trade names to imply, and such use or display should not be construed to imply a relationship with, endorsement from, or sponsorship of us by such other parties.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
EVgo Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
(in thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$122,435	$151,000
Restricted cash, current	15,311	49,519
Accounts receivable, net of allowance of $70 and $75 as of March 31, 2026 and December 31, 2025, respectively	33,315	38,628
Accounts receivable, capital-build	19,637	19,461
Prepaids and other current assets	48,542	37,872
Total current assets	239,240	296,480
Restricted cash, noncurrent	12,253	10,227
Property, equipment and software, net	452,375	460,747
Operating lease right-of-use assets	109,314	102,966
Other assets	44,887	30,937
Intangible assets, net	31,226	32,421
Goodwill	31,052	31,052
Total assets	$920,347	$964,830

Liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$13,973	$7,582
Accrued liabilities	39,920	59,924
Operating lease liabilities, current	7,957	7,765
Deferred revenue, current	47,800	55,060
Warrant liabilities, at fair value	436	1,370
Long-term debt, current	2,845	2,146
Other current liabilities	2,741	1,475
Total current liabilities	115,672	135,322
Operating lease liabilities, noncurrent	102,993	96,983
Asset retirement obligations	31,879	30,868
Capital-build liability	55,838	55,820
Deferred revenue, noncurrent	46,008	47,711
Long-term debt, noncurrent	208,680	204,316
Other long-term liabilities	6,615	7,866
Total liabilities	567,685	578,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)

	March 31, 2026	December 31, 2025
(in thousands, except share data)	(unaudited)
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	$313,927	$502,848

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 140,061,248 and 134,717,984 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of March 31, 2026 and December 31, 2025, respectively	14	13
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 172,800,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	17	17
Additional paid-in capital	11,450	7,753
Retained earnings (accumulated deficit)	27,254	(124,687)
Total stockholders’ equity (deficit)	38,735	(116,904)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$920,347	$964,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenue
Total charging network	$55,717	$47,098
Non-charging network
eXtend	33,187	23,488
AV and ancillary	20,627	4,701
Total non-charging network	53,814	28,189
Total revenue	109,531	75,287

Cost of sales
Charging network	35,599	29,609
Other	44,398	20,400
Depreciation, net of capital-build amortization	16,577	15,955
Total cost of sales	96,574	65,964
Gross profit	12,957	9,323

Operating expenses
General and administrative	46,005	38,628
Depreciation, amortization and accretion	3,298	4,095
Total operating expenses	49,303	42,723
Operating loss	(36,346)	(33,400)

Other (expense) income, net
Interest expense	(2,969)	(517)
Interest income	1,380	1,694
Other income (expense), net	11	(5)
Change in fair value of earnout liability	22	748
Change in fair value of warrant liabilities	934	5,344
Total other (expense) income, net	(622)	7,264
Loss before income tax expense	(36,968)	(26,136)
Income tax expense	(12)	(91)
Net loss	(36,980)	(26,227)
Less: net loss attributable to redeemable noncontrolling interest	(20,560)	(14,865)
Comprehensive loss attributable to Class A common stockholders	$(16,420)	$(11,362)

Loss per share attributable to Class A common stockholders, basic and diluted	$(0.12)	$(0.09)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2026
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2025	134,718	$13	172,800	$17	$7,753	$(124,687)	$(116,904)
Share-based compensation	—	—	—	—	4,689	—	4,689
Issuance of Class A common stock under share-based compensation plans	5,723	1	—	—	(1)	—	—
Shares withheld for taxes	(379)	(0)	—	—	(991)	—	(991)
Net loss¹	—	—	—	—	—	(16,420)	(16,420)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	168,361	168,361
Balance, March 31, 2026	140,062	$14	172,800	$17	$11,450	$27,254	$38,735
________________________________________________________________________________________________
1Excludes $20.6 million of net loss attributable to redeemable noncontrolling interest.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2025
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	129,974	$13	172,800	$17	$—	$(256,139)	$(256,109)
Share-based compensation	—	—	—	—	5,879	—	5,879
Issuance of Class A common stock under share-based compensation plans	3,558	0	—	—	0	—	—
Shares withheld for taxes	(220)	0	—	—	(528)	—	(528)
Net loss¹	—	—	—	—	—	(11,362)	(11,362)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	225,346	225,346
Balance, March 31, 2025	133,312	$13	172,800	$17	$5,351	$(42,155)	$(36,774)
________________________________________________________________________________________________
1Excludes $14.9 million of net loss attributable to redeemable noncontrolling interest.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(36,980)	$(26,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	19,875	20,050
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	3,761	1,199
Share-based compensation	4,245	5,494
Bad debt expense	989	593
Change in fair value of earnout liability	(22)	(748)
Change in fair value of warrant liabilities	(934)	(5,344)
Paid-in-kind interest, amortization of deferred debt issuance costs, net of capitalized interest	1,631	513
Gain on sales-type lease	(4,321)	—
Other	(408)	7
Changes in operating assets and liabilities
Accounts receivable, net	4,323	2,205
Prepaids and other current assets and other assets	(8,335)	(4,810)
Operating lease assets and liabilities, net	(146)	(119)
Accounts payable	5,359	632
Accrued liabilities	(15,134)	(7,657)
Deferred revenue	(8,963)	4,141
Other current and noncurrent liabilities	(308)	(175)
Net cash used in operating activities	(35,368)	(10,246)
Cash flows from investing activities
Capital expenditures	(30,575)	(14,992)
Proceeds from insurance for property losses	13	22
Net cash used in investing activities	(30,562)	(14,970)
Cash flows from financing activities
Proceeds from long-term debt	3,365	75,291
Payments on long-term debt	(250)	—
Proceeds from capital-build funding	3,196	1,871
Payments of withholding tax on net issuance of restricted stock units	(991)	(528)
Payments of deferred debt issuance costs	(137)	(1,350)
Net cash provided by financing activities	5,183	75,284
Net (decrease) increase in cash, cash equivalents and restricted cash	(60,747)	50,068
Cash, cash equivalents and restricted cash, beginning of period	210,746	120,512
Cash, cash equivalents and restricted cash, end of period	$149,999	$170,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Beginning of period
Cash and cash equivalents	$151,000	$117,273
Restricted cash, current	49,519	3,239
Restricted cash, noncurrent	10,227	—
Total cash, cash equivalents and restricted cash, beginning of period	$210,746	$120,512

End of period
Cash and cash equivalents	$122,435	$150,008
Restricted cash, current	15,311	14,771
Restricted cash, noncurrent	12,253	5,801
Total cash, cash equivalents and restricted cash, end of period	$149,999	$170,580

Supplemental cash flow data
Interest paid	$1,338	$—
Income taxes paid	$29	$—

Supplemental disclosure of noncash investing and financing activities
Non-cash adjustments to redeemable noncontrolling interest	$168,361	$225,346
Capital expenditures in accounts payable and accrued liabilities	$14,705	$14,791
Property and equipment derecognized for net investment in sales-type lease	$12,855	$—
Deferred debt issuance costs in accounts payable, accrued liabilities, other current liabilities and other liabilities	$9,407	$10,777
Non-cash increase in capital-build	$3,391	$3,374
Accrued paid-in-kind interest	$1,949	$1,005
Interest capitalized to property, equipment and software	$1,026	$833
Non-cash increase in asset retirement obligations	$488	$1,290
Share-based compensation capitalized to property, equipment and software	$426	$403
Equity issuance costs in accounts payable and accrued liabilities	$48	$—

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
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report.
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
The Company had one customer that comprised 33.6% of the Company’s net accounts receivable as of March 31, 2026. The Company had one customer that comprised 40.4% of the Company’s net accounts receivable as of December 31, 2025. For the three months ended March 31, 2026 two customers represented 46.8% of total revenue. For the three months ended March 31, 2025, one customer represented 31.1% of total revenue. The loss, non-renewal, or material reduction in business from any such significant customer could have a material adverse effect on the Company's revenue, results of operations, and cash flows.
In addition to customer concentration, the Company's charging operations are geographically concentrated, which exposes the Company to region-specific operational and economic risks. For the three months ended March 31, 2026 and 2025, 55.1% and 50.4%, respectively, of charging revenues were generated in California.
For the three months ended March 31, 2026, one vendor provided 83.4% of EVgo’s total charging equipment. For the three months ended March 31, 2025, two vendors provided 84.5% of EVgo's charging equipment.
Reclassifications
During the first quarter of 2026, certain disaggregated charging network revenue amounts in the condensed consolidated statements of comprehensive loss have been aggregated. The disaggregated charging network revenue disclosure has been moved from the condensed consolidated statements of comprehensive loss to Note 3. This reclassification had no impact on the reported total charging network revenue. Previously reported amounts have been updated to conform to the current period presentation.

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
As of March 31, 2026 and December 31, 2025, the Company restricted cash associated with long-term debt of $27.1 million (of which $12.3 million was noncurrent) and $59.1 million (of which $10.2 million was noncurrent), respectively (see Note 8). The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company's condensed consolidated balance sheets of $0.4 million as of March 31, 2026 and December 31, 2025, associated with the construction of its charging stations. The Company also had $0.2 million in restricted cash as of March 31, 2026 and December 31, 2025, related to a credit card agreement.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all internal attempts to collect an account receivable have failed, the Company places the outstanding balance with a third-party collection agency and the account receivable is written off against the allowance for doubtful accounts. The Company also writes off any accounts receivables that are suspected of being related to misuses. Unbilled contract receivables, for which performance obligations have been met, were $3.4 million and $3.8 million as of March 31, 2026 and December 31, 2025, respectively.
Lease Accounting – Sales Type Leases
Gain (loss) from sales-type leases, which is recognized at lease commencement when control transfers to the lessee and collectibility is considered probable, equals the sales price (fair value or lease receivable, if lower) less the carrying value of the asset and deferred initial direct costs (cost of sales). The sales price is included in AV and ancillary revenue and the related cost of sales is included in other cost of sales. If collectibility is not considered probable at lease commencement, the asset is not derecognized and lease payments received are recorded as a deposit liability until either: (a) collectibility becomes probable, or (b) the lease is terminated or the asset is repossessed and payments are nonrefundable. At that point, the asset and liability are derecognized, and a net investment in lease and sale income (loss) is recognized. If collectibility is initially probable but the lessee’s credit quality later deteriorates, the net investment in lease is assessed for impairment, and a charge may be recorded.
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
The following table presents disaggregated general and administrative expenses:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operations/network operations	$15,239	$12,636
Other general and administrative	13,553	11,891
Technology and development	11,702	9,356
Sales and marketing	5,511	4,745
General and administrative expenses	$46,005	$38,628

Newly Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, ASC Subtopic 326 “Financial Instruments — Credit Losses” (“ASU 2025-05”), which provides a practical expedient that allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods. The Company adopted ASU 2025-05 as of January 1, 2026 and elected to utilize the practical expedient. The adoption of ASU 2025-05 and the election of the practical expedient did not have a material impact on the condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, ASC Subtopic 350 “Intangibles — Goodwill and Other — Internal-Use Software” (“ASU 2025-06”), which provides targeted improvements to the accounting for internal-use software by eliminating stage-based rules for cost capitalization and replacing them with a principles-based framework aligned with modern software development practices. The update also clarifies the disclosure framework for capitalized software costs and is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company early adopted ASU 2025-06 as of January 1, 2026 using the prospective transition approach. The adoption of ASU 2025-06 did not have a material impact on the condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, ASC Subtopic 270 “Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the guidance in Subtopic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods and annual periods beginning after December 15, 2027. The Company early adopted ASU 2025-11 prospectively as of January 1, 2026. The adoption of ASU 2025-11 did not have a significant impact on the interim disclosures in the condensed consolidated financial statements.
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

Note 3 — Revenue Recognition
The following table disaggregates by our categories indicated for the dates below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue
Charging, retail	$33,786	$30,015
Charging, commercial	8,814	7,783
Charging, OEM	4,775	5,258
Regulatory credit sales	3,280	2,786
Network, OEM	5,062	1,256
Total charging network	55,717	47,098
eXtend	33,187	23,488
Ancillary	20,627	4,701
Total non-charging network	53,814	28,189
Total revenue	$109,531	$75,287
The following table provides information about contract assets and liabilities from contracts with customers:

			Change
(dollars in thousands)	March 31, 2026	December 31, 2025	$	%
Contract assets	$6,840	$1,715	$5,125	299%
Contract liabilities	$93,808	$102,771	$(8,963)	(9)%
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
The following table provides the activity for the contract liabilities recognized:

(in thousands)	March 31, 2026
Beginning balance	$102,771
Additions	26,200
Recognized in revenue	(35,163)
Changes in estimate of transaction price	—
Ending balance	$93,808
Revenues include the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Amounts included in the beginning of period contract liabilities balance	$12,151	$12,058
Amounts associated with performance obligations satisfied in previous periods	$—	$36

It is anticipated that deferred revenue as of March 31, 2026 will be recognized in the following periods ending December 31:

(in thousands)
2026	$17,666
2027	19,575
2028	14,842
2029	4,056
$56,139
As of March 31, 2026, there was $18.4 million in consideration received for charging credits, for which the timing of revenue recognition is uncertain. The Company expects to recognize revenue for these amounts as customers use their charging credits over the next 2.8 years.
ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of March 31, 2026 and December 31, 2025, there was $19.3 million in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.
Note 4 — Lease Accounting
Lessee Accounting
The Company has entered into agreements with Site Hosts, which allow the Company to operate charging stations on the Site Hosts’ property. Additionally, the Company leases offices, a warehouse and laboratory space under agreements with third-party landlords. The agreements with the Site Hosts and landlords are deemed to be operating leases. Original lease terms generally range from one to 15 years, and most leases contain renewal options that can extend the term for at least five years and certain leases have renewal options for up to an additional 30 years. The Company has not entered into any finance leases.
The Company has estimated operating lease commitments of $58.1 million for leases where the Company has not yet taken possession of the underlying asset as of March 31, 2026. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheet as of March 31, 2026.
The Company’s lease costs consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease costs
Charging network cost of sales	$3,570	$2,661
Other cost of sales	738	690
General and administrative expenses	1,155	1,129
Variable lease costs
Charging network cost of sales	568	530
General and administrative expenses	5	13
Total operating and variable lease costs	$6,036	$5,023

As of March 31, 2026, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2026	$13,612
2027	20,175
2028	20,143
2029	20,254
2030	19,689
Thereafter	80,423
Total undiscounted operating lease payments	174,296
Imputed interest	(63,346)
Total discounted operating lease liabilities	$110,950
Other supplemental and cash flow information consisted of the following:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Weighted-average remaining lease term (in years)	8.6	8.7
Weighted-average discount rate	10.7%	9.3%
Cash paid for amounts included in measurement of operating lease liabilities	$3,814	$3,836
ROU assets obtained in exchange for new operating lease liabilities	$6,139	$3,801
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
The Company’s operating lease income consisted of the following components:

	Three Months Ended March 31,
(in thousands)	2026	2025
AV and ancillary revenue
Operating lease income	$1,109	$2,071
Sublease income	77	37
	$1,186	$2,108

As of March 31, 2026, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2026	$1,321
2027	946
2028	946
2029	946
2030	946
Thereafter	4,218
$9,323
The components of charging stations and subleased host sites leased to third parties under operating leases, which are included within the Company’s property and equipment, net, and operating lease ROU assets were as follows as of:

(in thousands)	March 31, 2026	December 31, 2025
Charging stations	$2,193	$13,018
Accumulated depreciation	(1,633)	(3,151)
Property and equipment, net	$560	$9,867

Operating lease ROU assets	$6,862	$2,090

Sales-Type Leases
The Company enters into sales-type leases with third-parties for charging stations. The following table presents amounts included the condensed consolidated statements of comprehensive loss related to income generated from sales-type leases:

(in thousands)	Three Months Ended March 31, 2026
AV and ancillary revenue	$17,176
Other cost of sales	(12,855)
Gross margin	$4,321
Minimum discounted lease payments due under sales-type leases were as follow as of March 31, 2026 for the periods ending December 31:

(in thousands)
2026	$2,159
2027	2,879
2028	2,879
2029	2,879
2030	2,879
2031	2,214
Thereafter	2,646
Total expected sales-type lease payments	$18,535
Less: imputed interest	(1,604)
Total net investment in sales-type leases	$16,931
The following table presents amounts included in the condensed consolidated balance sheets related to sales-type leases:

(in thousands)	March 31, 2026
Prepaid and other current assets
Net investment in lease, current	$2,557
Other assets
Net investment in lease, noncurrent	14,374
Total sales-type lease assets	$16,931
During the three months ended March 31, 2026, the Company derecognized $12.9 million of leased assets and recognized net investment in lease of $17.2 million under sales-type lease arrangements. No impairments of net investment in lease were recognized during the three months ended March 31, 2026.

Note 5 — Property, Equipment and Software, Net
Property, equipment and software, net, consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Charging stations	$546,858	$545,655
Construction in process	110,368	101,737
Software	28,356	27,913
Office equipment, vehicles and other	2,295	2,118
Total property, equipment and software	687,877	677,423
Less: accumulated depreciation and amortization	235,502	216,676
Property, equipment and software, net	$452,375	$460,747
Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of sales
Depreciation of property and equipment	$19,864	$18,843
Amortization of capital-build liability	(3,287)	(2,888)
General and administrative expenses
Depreciation of property and equipment	198	84
Amortization of software	1,110	1,434
Impairment expense	3,664	903
Loss on disposal of property and equipment, net of insurance recoveries	97	296
	$21,646	$18,672
As of March 31, 2026 and December 31, 2025, property, equipment and software, net, included $287.4 million and $267.7 million of assets pledged as collateral, respectively with $18.2 million and $16.9 million of associated asset retirement obligations, respectively, related to the DOE Loan and Credit Agreement (See Note 8).
Note 6 — Intangible Assets, Net
Intangible assets, net and excluding fully amortized assets, consisted of the following as of March 31, 2026:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(21,475)	$20,025	5.8 years
Developed technology	14,000	(5,925)	8,075	8.3 years
Trade name	5,000	(1,874)	3,126	10.3 years
	$60,500	$(29,274)	$31,226
Intangible assets, net and excluding fully amortized assets, consisted of the following as of December 31, 2025:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(20,611)	$20,889	6.1 years
Developed technology	14,000	(5,673)	8,327	8.5 years
Trade name	5,000	(1,795)	3,205	10.5 years
	$60,500	$(28,079)	$32,421

Amortization of intangible assets was $1.2 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively.
Note 7 — Asset Retirement Obligations
Asset retirement obligations represent the present value of the estimated costs to remove the charging stations and other equipment and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)	March 31, 2026
Beginning balance	$30,868
Liabilities incurred	488
Accretion expense	795
Liabilities settled	(272)
Ending balance	$31,879
Note 8 — Long-Term Debt
As of March 31, 2026, payments due on long-term debt for the periods ending December 31, were as follows:

(in thousands)
2026	$1,980
2027	3,460
2028	3,460
2029	3,460
2030	64,106
Thereafter	135,059
Long-term debt	$211,525
Amortization of debt issuance costs, net of capitalized interest, is included in interest expense in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, $28.2 million and $28.6 million, respectively, in deferred issuance costs was included in prepaids and other current assets and other assets on the condensed consolidated balance sheets in connection with the DOE Loan and the Credit Agreement, which are defined below.
Total interest expense, before capitalization, related to the Company’s long-term debt consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest payable and paid-in-kind	$3,287	$1,005
Amortization of deferred debt issuance costs	708	341
Total interest expense, before capitalization	$3,995	$1,346

During both the three months ended March 31, 2025 and 2026, the Company capitalized $1.0 million of amortization and interest expense to property and equipment related to the Company’s long-term debt.
DOE Loan
On December 12, 2024, EVgo Swift Borrower LLC (“Swift Borrower”), a Delaware limited liability company and subsidiary of the Company, entered into a guarantee agreement with the DOE as guarantor (“Guarantee Agreement”) for a term loan facility entered into by Swift Borrower with the Federal Financing Bank (“FFB”) (the “DOE Loan”). As of March 31, 2026, the outstanding balance under the DOE Loan was $142.6 million, which includes $7.5 million in paid-in-kind interest. As of March 31, 2026, Swift Borrower had $919.3 million of principal remaining available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. As of December 31, 2025, the outstanding balance under the DOE Loan was $140.6 million, which includes $5.6 million in paid-in-kind interest. As of December 31, 2025, Swift Borrower had $919.3 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. The weighted average interest rate on amounts outstanding under the DOE Loan as of March 31, 2026 was approximately 5.62%.
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

As of March 31, 2026, the outstanding balance under the Loan was $69.0 million. As of March 31, 2026, Voyager Borrower had $155.8 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of March 31, 2026 was 6.95%.
Note 9 — Equity
ATM Program
On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of March 31, 2026, the Company had $183.5 million of remaining capacity under the ATM Program. The Company ceased to be eligible to conduct certain delayed or continuous offerings pursuant to Rule 415 under its previous Form S-3 (No. 333-266753) in August 2025.
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
Delta Charger Supply Agreement and Purchase Order
On July 12, 2022, EVgo entered into a General Terms and Conditions for Sale of EV Charger Products (the “Delta Charger Supply Agreement”) with Delta Electronics, Inc. (“Delta”), including an initial purchase order (the “Purchase Order”), pursuant to which EVgo will purchase and Delta will sell EV chargers manufactured by Delta in specified quantities at certain delivery dates. EVgo expects to use a portion of the chargers purchased under the Purchase Order to meet the requirements of the Pilot Infrastructure Agreement. EVgo is required to purchase a minimum of 1,000 chargers from Delta under the Purchase Order and may, at EVgo’s election, increase the number of chargers it purchases from Delta to 1,100.The Purchase Order was amended in August 2023 to provide for certain Delta chargers to be manufactured in Delta’s facility in Plano, Texas rather than in Taiwan.

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
Under the GM Agreement, EVgo is required to install a total of 2,850 charger stalls by June 30, 2028, 82.5% of which were required to be installed by March 31, 2026. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with a certain aggregate amount of charging credits.
The GM Agreement is subject to early termination in certain circumstances, including in the event EVgo fails to meet the quarterly charger stall-installation milestones or maintain the specified level of network availability. If GM opts to terminate the agreement, EVgo may not be entitled to receive continued payments from GM and instead may be required to pay liquidated damages to GM. In the event EVgo fails to meet a charger stall-installation milestone or maintain the required network availability in a calendar quarter, GM has the right to provide EVgo with a notice of such deficiency within 30 days of the end of the quarter. If the same deficiency still exists at the end of the quarter immediately following the quarter for which a deficiency notification was delivered, GM may immediately terminate the agreement and seek pre-agreed liquidated damages. Under the terms of the GM Agreement, the Company and GM can agree to adjust quarterly charger stall installation milestones from time to time, provided that the quarterly targets for an applicable calendar year must equal the total annual target under the GM Agreement for such year.
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
Purchase Commitments
As of March 31, 2026, EVgo had $78.5 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, of which $75.0 million were short-term in nature. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. As of March 31, 2026, EVgo also had $18.9 million in real property purchase commitments.
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
The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair value of the Credit Agreement also closely approximates carrying value due to the variable nature of the debt. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2026 and December 31, 2025.
The estimated fair value of the DOE Loan was based on Level 3 inputs, which are comprised of interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of March 31, 2026, the fair value of the DOE Loan was $143.0 million compared to the carrying value of $142.6 million, which excludes deferred debt issuance costs and includes paid-in-kind interest. The DOE Loan was valued using a discounted cash flow model. Assumptions used in the valuation of the DOE Loan were as follows as of March 31, 2026:

March 31, 2026
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2026		December 31, 2025
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$92,125	1	$102,125
Liabilities
Earnout liability	3	$—	3	$22
Warrant liability — Public Warrants	1	359	1	1,121
Warrant liability — Private Placement Warrants	3	77	3	249
Total liabilities		$436		$1,392
The earnout liability was valued using the Monte Carlo simulation methodology. Assumptions used in the valuation of the earnout liability were as follows as of:

	March 31, 2026	December 31, 2025
Stock price	$1.72	$2.91
Risk-free interest rate	3.7%	3.6%
Expected restriction period (in years)	0.25	0.50
Expected volatility	85%	100%
Dividend rate	—%	—%
The warrants are accounted for as liabilities in accordance with ASC 815 and are presented as warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of comprehensive loss. The closing price of the Public Warrants was used as its fair value as of each relevant date.
As of March 31, 2026 and December 31, 2025, the Private Placement Warrants were valued using the Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo method simulation methodology are as follows:

	March 31, 2026	December 31, 2025
Stock price	$1.72	$2.91
Risk-free interest rate	3.7%	3.6%
Expected term (in years)	0.25	0.50
Expected volatility	182%	120%
Dividend rate	—%	—%
Exercise price	$11.50	$11.50
The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Earnout Liability	Private Placement Warrant Liability
Fair value as of December 31, 2025	$22	$249
Change in fair value of liability	(22)	(172)
Fair value as of March 31, 2026	$—	$77

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
The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that the tax benefit will not be realized. Management considers all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the timing of the reversal of deferred tax liabilities and other available material evidence. After consideration of all available evidence, management believes that significant uncertainty exists with respect to the future realization of the Company’s deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of March 31, 2026 and December 31, 2025.
The Company files income tax returns in the U.S. federal, state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception due to its tax loss carryforwards. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.
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
As of March 31, 2026, the Company does not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The potential unrecorded tax liability related to the redemption is $33.8 million as of March 31, 2026.
Note 14 — Share-Based Compensation
The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2026	2025
Other cost of sales	$99	$92
General and administrative expenses	4,146	5,402
Total share-based compensation expense	$4,245	$5,494
2021 Long Term Incentive Plan
The Company’s 2021 Long Term Incentive Plan (the “2021 Incentive Plan”) became effective on July 1, 2021. The 2021 Incentive Plan reserved 33,918,000 shares of the Company’s Class A common stock for issuance to employees, non-employee directors and other service providers pursuant to equity awards granted under the 2021 Incentive Plan. On May 15, 2025, the Company’s stockholders approved an amendment to the 2021 Incentive Plan to reserve an additional 25,000,000 shares of the Company’s Class A common stock. As of March 31, 2026, there were 26,674,884 shares of Class A common stock available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of March 31, 2026. The 2021 Incentive Plan will terminate on March 26, 2031, unless terminated earlier by action of the Company’s Board of Directors.

Stock Options
The following table summarizes stock option activity:

(shares in thousands)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	436	$7.53	7.2 years	$18
Outstanding and expected to vest as of March 31, 2026	436	$7.53	7.0 years	$—

Exercisable as of March 31, 2026	396	$8.01	6.9 years	$—
As of March 31, 2026, the Company’s unrecognized share-based compensation expense related to stock options was de minimis, which is expected to be recognized over a weighted average period of 0.6 years. No stock options were granted, forfeited or exercised during the three months ended March 31, 2026.
Restricted Stock Units
Service-Based Awards
The table below represents the Company’s restricted stock units (“RSU”) activity:

(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	16,222	$3.05
Granted	568	$3.07
Vested	(5,695)	$3.18
Forfeited	(454)	$2.87
Nonvested and outstanding as of March 31, 2026	10,641	$2.99
The total fair value of RSUs vested during the three months ended March 31, 2026 was $18.1 million. As of March 31, 2026, the Company’s unrecognized share-based compensation expense related to unvested RSUs was $14.3 million, which is expected to be recognized over a weighted average period of 1.3 years.
Market-Based Awards
The table below represents the Company’s market-based restricted stock units (“MSU”) activity:

(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,113	$2.23
Granted	66	$2.61
Forfeited	(71)	$3.43
Vested	(28)	$2.42
Nonvested as of March 31, 2026	1,080	$2.17

Expected to vest as of March 31, 2026	104	$2.39

The total fair value of MSUs that vested during three months ended March 31, 2026 was $0.1 million. As of March 31, 2026, the Company’s unrecognized share-based compensation expense related to unvested MSUs was $0.6 million, which is expected to be recognized over a weighted average period of 1.3 years.
The grant date fair value for the MSUs was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period. The following assumptions were used for the MSU grants issued during the three months ended March 31, 2026:

Risk-free interest rate	3.8%
Expected dividend yield	—%
Expected volatility	87%
Cost of equity	14%
Remaining time to performance period end date (in years)	5.0
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

(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	3,795	$2.68
Forfeited	(872)	$2.54
Nonvested as of March 31, 2026	2,923	$2.72

Expected to vest as of March 31, 2026	2,923	$2.72
There were no PSUs that vested during the three months ended March 31, 2026. As of March 31, 2026, the Company’s unrecognized share-based compensation expense related to unvested PSUs was $3.9 million, which is expected to be recognized over a weighted average period of 1.6 years. The grant date fair value for PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.
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

The following table sets forth the computation of basic and diluted net income loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator
Net loss	$(36,980)	$(26,227)
Less: net loss attributable to redeemable noncontrolling interest	(20,560)	(14,865)
Comprehensive loss attributable to Class A common stockholders	(16,420)	(11,362)
Less: net loss attributable to participating securities	(85)	(62)
Loss attributable to Class A common stockholders, basic and diluted	$(16,335)	$(11,300)

Denominator
Weighted average Class A common stock outstanding	138,647	132,513
Weighted average unvested Earnout Shares outstanding	(719)	(719)
Weighted average Class A common stock outstanding, basic and diluted	137,928	131,794

Loss per share attributable to Class A common stockholders, basic and diluted	$(0.12)	$(0.09)
The Company’s potentially dilutive securities consist of the Company’s Public Warrants, Private Placement Warrants, RSUs, MSUs, PSUs, stock options and unvested Earnout Shares. For the periods in which EPS is presented, the Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to Class A common stockholders since their impact would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2026	2025
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	10,641	16,669
MSUs	104	236
PSUs	2,231	1,854
Stock options	436	436
	31,510	37,293
Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since the volume-weighted average price of the share did not equal or exceed at least $15.00 as of March 31, 2026 and 2025. There were 1.0 million MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of March 31, 2026 and 2025. There were 0.7 million and 1.9 million PSUs that were excluded from the computation of diluted EPS as their performance conditions had not yet been met as of March 31, 2026 and 2025, respectively.
Note 16 — Redeemable Noncontrolling Interest
As of March 31, 2026 and December 31, 2025, EVgo Holdings held 172,800,000 EVgo OpCo Units in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and the same number of shares of Class B common stock, representing a 55.2% and 56.2% interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the of the EVgo OpCo A&R LLC Agreement.
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

The following is a reconciliation of changes in the redeemable noncontrolling interest:

(in thousands)
Balance as of December 31, 2025	$502,848
Net loss attributable to redeemable noncontrolling interest	(20,560)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(168,361)
Balance as of March 31, 2026	$313,927
Note 17 — Subsequent Events
See “Item 5 - Other Information” for a description of the amendment of the DOE Loan entered into as of April 29, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2025 and 2024 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause our actual results to differ materially from our expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.
Overview
We are one of the nation’s leading public EV fast charging providers. With more than 1,200 fast charging stations across over 47 states, we strategically deploy localized and accessible charging infrastructure by partnering with leading businesses across the U.S., including retailers, grocery stores, restaurants, shopping centers, gas stations, rideshare operators and autonomous vehicle companies. At our Innovation Lab, we perform extensive interoperability testing and have ongoing technical collaborations with leading automakers and industry partners to advance the EV charging industry and deliver a seamless charging experience.
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
Specifically, charging network revenue is earned through the following streams:
•Charging Revenue, Retail: We sell electricity directly to drivers who access our publicly available networked chargers. Various pricing plans exist for customers and drivers have the choice to charge through a subscription offering or a variety of pay-as-you-go plans. Drivers locate the chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases, such as PlugShare, that license charger-location information from us. Our chargers are generally installed in parking spaces owned or leased by commercial or public-entity Site Hosts that desire to provide charging services at their respective locations. Commercial Site Hosts include retail and grocery stores, offices, medical complexes, airports and convenience stores. Our offerings are well aligned with the goals of Site Hosts, as many commercial businesses view charging capabilities as essential to attracting tenants, employees, customers and visitors, and achieving sustainability goals. Site Hosts are generally able to obtain these benefits at no cost when partnering with us through our owner and/or operator model, in which we are responsible for the development, construction, and operation of chargers located on Site Hosts’ properties. In many cases, Site Hosts will earn revenue from license payments in the form of parking space rental fees that we pay in exchange for use of the site.
•Charging Revenue, Commercial: High volume fleet customers, such as transportation networking companies or delivery services and rideshare, can access our charging infrastructure through our vast public network. Pricing for charging services is most often negotiated directly with the fleet owner based on the business needs and usage patterns of the fleet. In these arrangements, we contract with and bill either the fleet owner directly or an individual fleet driver utilizing our chargers.
•Charging Revenue, OEM: We offer OEM charging programs with revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and the provision of charging services for EV drivers. We contract directly with OEMs to provide charging services to drivers who have purchased or leased such OEMs’ EVs and who access our public charger network. Other related services currently provided to OEMs by us include co-marketing, data services and digital application services. Our OEM relationships are a core customer-acquisition channel.

•Regulatory Credit Sales: As a charging station owner and operator, we earn regulatory credits, such as LCFS credits and other regulatory credits, in states where such programs are enacted currently, including the Fast Charging Infrastructure program in California. These credits are generated through charging station operations based on the volume of kWh sold. We earn additional revenue through the sale of these credits to buyers obligated to purchase the credits to comply with the program mandates.
•Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations including branding, memberships, reservations and the expiration of unused charging credits. Revenues from branding are recognized over time as the services are performed and measurement is recognized straight-line over the performance period. For memberships and reservations, revenue is recognized over time and measured over the period on a straightline basis as performance obligations are met. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.
We generate non-charging network revenue from the following streams:
•eXtend Revenue: Through EVgo eXtend, we provide hardware, design, and construction services for charging sites, as well as ongoing operations, maintenance and networking and software integration solutions, while customers purchase and retain ownership of the charging assets. Existing customers with EVgo accounts are able to access eXtend chargers through our mobile app, among other options. For some EVgo eXtend customers, we also provide grant application support and related services.
•AV and ancillary Revenue: In addition to offering access to our public network, we offer dedicated charging solutions to autonomous vehicle and other fleets. Through our fleet offerings, we develop, build, and service charging assets for fleets, including through off-site charging hubs that we have secured without requiring a fleet to directly incur capital expenditures. We offer a variety of pricing models for dedicated charging solutions, including a mix of volumetric commitments and variable and fixed payments for provision of charging services. We enter into operating and sales-type leases with our dedicated fleet customers. We also offer a variety of software-driven digital, development and operations services to customers. These offerings currently include customization of digital applications, charging data integration, access to chargers behind parking lot or garage pay gates, microtargeted advertising and charging reservations as well as all services provided under PlugShare such as data, research and advertising services.
Key Components of Results of Operations
Revenue
Our revenue is generated across various business lines. The majority of our revenue is generated from the sale of charging services, which are comprised of retail, commercial and OEM business lines, and our eXtend offering. In addition, we generate AV and ancillary revenue through services provided to dedicated fleets, which includes both operating and sales-type lease structures, the sale of data services and consumer retail services. We also offer network services to OEM customers, including branding and memberships. Finally, as a result of owning and operating the EV charging stations, we earn regulatory credits such as LCFS credits, which are sold to generate additional revenue.
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
The following table presents network throughput and the number of DC Stalls on the EVgo Public Network:

	March 31,
	2026	2025
Network throughput (GWh) on the EVgo Public Network for the three months ended	91	83
Number of DC Stalls on the EVgo Owned Public Network (in thousands) as of	4.0	3.5

Factors Affecting Our Operating Results
We believe that our performance and future success depend on a number of factors, including those discussed below and in Part II, Item 1A, “Risk Factors.”
EV Sales
Our revenue growth is largely a result of the adoption and continued acceptance and usage of passenger and commercial EVs, which we believe drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and, although demand for EVs has grown in recent years, there is no guarantee of such future demand. Third-party industry forecasts for the number of battery electric vehicles in operation in the United States have been revised downward over the past several quarters, reflecting, among other factors, the impact of changes in government incentive programs, including the enactment of the OBBBA and the termination of the 30C income tax credit. The pace of new customer additions to our network has also moderated in recent quarters, consistent with these broader market trends. While BEV adoption is expected to continue to grow, the pace of that growth may be slower than previously anticipated, which could affect the near-term demand for our charging services and the rate at which we realize expected returns on our infrastructure investments. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed, reliability and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain shortages and disruptions including, but not limited to, availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; domestic content requirements or other policy constraints; availability of batteries and battery materials; availability, cost and desirability of other alternative fuel vehicles, including plug-in hybrid EVs and high fuel-economy gasoline and diesel-powered vehicles; increases in fuel efficiency; regulations applicable to vehicle emissions and fuel economy; and availability of federal and state credits for EV purchases. In addition, macroeconomic factors could impact demand for EVs, particularly since the sales price of EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any slowdown or delay in overall adoption of EVs, our business, financial condition and results of operations may be materially and adversely affected.
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
Government Mandates, Incentives and Programs
The U.S. federal government and some state and local governments, provide incentives to EV charging station owners in the form of rebates, tax credits, low-cost funding and other financial incentives, such as payments for regulatory credits. Several entities offer incentives to offset vehicle purchases as well. These governmental rebates, tax credits and other financial incentives significantly lower the effective price of EVs and EV charging stations. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy, which if pursued, could impact the availability or value of these grants and/or tax provisions. Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations could negatively affect the EV market and adversely impact our business operations and expansion potential.
The OBBBA, signed into law on July 4, 2025, makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We currently do not expect the OBBBA to have a material impact on our condensed consolidated financial statements, even when considering the sunset of the 30C income tax credit for EV charging to take place on June 30, 2026 as a result of its passage.
Additional legislative or regulatory actions under the current administration of 119th Congress, if pursued, could impact the availability or value of these incentives. Further, the impact government EV initiatives, including regulatory requirements and restrictions that may impact our ability and our competitors' ability to take advantage of such initiatives, cannot be known with any certainty at this time, and we may not reap any or all of the expected benefits of these initiatives if material changes are made to these laws or the regulations, which could negatively affect the EV market and adversely impact our business operations and expansion potential.

In addition, a number of states offer various rebates, grants and tax credits to incentivize both EV and EV supply equipment purchases. In many states, utilities also offer rebates or other incentive programs, typically “make-ready” programs, to incentivize the development of EV charging infrastructure.
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

Results of Operations for the Three Months Ended March 31, 2026 and 2025
The table below presents our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Revenue
Total charging network	$55,717	$47,098	8,619	18%
Non-charging network
eXtend	33,187	23,488	9,699	41%
AV and ancillary	20,627	4,701	15,926	339%
Total non-charging network	53,814	28,189	25,625	91%
Total revenue	109,531	75,287	34,244	45%
Cost of sales
Charging network	35,599	29,609	5,990	20%
Other	44,398	20,400	23,998	118%
Depreciation, net of capital-build amortization	16,577	15,955	622	4%
Total cost of sales	96,574	65,964	30,610	46%
Gross profit	12,957	9,323	3,634	39%
Operating expenses
General and administrative	46,005	38,628	7,377	19%
Depreciation, amortization and accretion	3,298	4,095	(797)	(19)%
Total operating expenses	49,303	42,723	6,580	15%
Operating loss	(36,346)	(33,400)	(2,946)	9%
Other (expense) income, net
Interest expense	(2,969)	(517)	(2,452)	474%
Interest income	1,380	1,694	(314)	(19)%
Other income (expense), net	11	(5)	16	(320)%
Change in fair value of earnout liability	22	748	(726)	(97)%
Change in fair value of warrant liabilities	934	5,344	(4,410)	(83)%
Total other (expense) income, net	(622)	7,264	(7,886)	(109)%
Loss before income tax expense	(36,968)	(26,136)	(10,832)	41%
Income tax expense	(12)	(91)	79	(87)%
Net loss	(36,980)	(26,227)	(10,753)	41%
Net loss attributable to redeemable noncontrolling interest	(20,560)	(14,865)	(5,695)	38%
Comprehensive loss attributable to Class A common stockholders	$(16,420)	$(11,362)	$(5,058)	45%

Gross margin	11.8%	12.4%
Operating margin	(33.2)%	(44.4)%
Network throughput (GWh) on the EVgo Public Network	91	83
Number of DC Stalls on the EVgo Public Network (in thousands) as of	4.0	3.5

Revenue
Total revenue for the three months ended March 31, 2026 increased $34.2 million, or 45%, to $109.5 million compared to $75.3 million for the three months ended March 31, 2025. As further discussed below, the increase in revenue was primarily due to a $15.9 million increase in AV and ancillary revenue, a $9.7 million increase in eXtend revenue and an $8.6 million increase in charging network revenue.
Total Charging Network. Total charging network, for the three months ended March 31, 2026 increased $8.6 million, or 18%, to $55.7 million compared to $47.1 million for the three months ended March 31, 2025. Period-over-period growth was primarily due to a $3.8 million increase in network revenue, OEM, due to increased marketing revenue, and to a lesser extent, increased breakage revenue, and a $3.8 million increase in retail charging revenue, due to an overall increase in throughput volume from a greater number of customers, and to a lesser extent, increases in pricing, and a $1.0 million increase in commercial charging revenue, due to an overall increase in throughput volume from a greater number of public fleet customers.
eXtend Revenue. eXtend revenue for the three months ended March 31, 2026 increased $9.7 million, or 41%, to $33.2 million compared to $23.5 million for the three months ended March 31, 2025. The increase was primarily due to a $6.1 million increase in construction revenue due to higher construction projects in process or completed, a $3.1 million increase due to hardware sales, and a $0.3 million increase in operating and maintenance revenue.
AV and Ancillary Revenue. AV and ancillary revenue for the three months ended March 31, 2026 increased $15.9 million, or 339%, to $20.6 million compared to $4.7 million for the three months ended March 31, 2025. The increase was primarily due to $17.2 million of revenue recognized from sales-type lease arrangements with a dedicated fleet customer during the three months ended March 31, 2026, partially offset by a $1.0 million decrease in operating lease revenue.
Cost of Sales
Charging Network. Charging network cost of sales for the three months ended March 31, 2026 increased $6.0 million, or 20%, to $35.6 million compared to $29.6 million for the three months ended March 31, 2025. The increase in charging network cost was primarily due to a $3.5 million increase in non-energy costs resulting primarily from increased maintenance activities and rent and related expenses due to the growth of our network and a $2.5 million increase in energy costs, driven primarily by higher throughput.
Other. Other cost of sales for the three months ended March 31, 2026 increased $24.0 million, or 118%, to $44.4 million compared to $20.4 million for the three months ended March 31, 2025. The increase in other cost of sales was primarily due to a $12.9 million increase in cost of sales related to revenue recognized from a sales-type lease arrangement with a dedicated fleet customer and an $11.0 million increase to support our eXtend revenue.
Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended March 31, 2026 increased $0.6 million, or 4%, to $16.6 million compared to $16.0 million for the three months ended March 31, 2025 due to the growth of our charging network.
Gross Profit and Gross Margin
Gross profit for the three months ended March 31, 2026 increased $3.6 million to $13.0 million, compared to $9.3 million for the three months ended March 31, 2025. Gross margin for the three months ended March 31, 2026 and 2025 was 11.8% and 12.4%, respectively.
Operating Expenses
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2026 increased $7.4 million, or 19%, to $46.0 million compared to $38.6 million for the three months ended March 31, 2025. The increase was primarily driven by a $2.8 million increase in impairment expense, a $2.2 million increase in payroll costs due to an increase in headcount, a $1.1 million increase in software costs, a $0.5 million increase in HR expenses related to our annual company-wide conference, and a $0.4 million increase in bad debt expense.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended March 31, 2026 decreased $0.8 million, or 19%, to $3.3 million compared to $4.1 million for the three months ended

March 31, 2025. The decrease was primarily due to $0.8 million in decreased amortization related to intangible assets, a $0.3 million decrease in amortization related to software, and a $0.2 million decrease in accretion.
Operating Loss and Operating Margin
During the three months ended March 31, 2026, we had an operating loss of $36.3 million, an improvement of $2.9 million, or 9%, compared to $33.4 million for the three months ended March 31, 2025. Operating margin for the three months ended March 31, 2026 was negative 33.2% compared to negative 44.4% for the three months ended March 31, 2025 primarily due to improved leveraging of operating expenses and to a lesser extent, a decrease in depreciation, amortization and accretion.
Interest Expense
Interest expense for the three months ended March 31, 2026 increased $2.5 million, or 474%, to $3.0 million compared to $0.5 million for the three months ended March 31, 2025. The increase was due to higher interest expense incurred related to the DOE Loan and Credit Agreement, which is presented net of amounts capitalized to property and equipment, due to higher debt balances on both the DOE Loan and Credit Agreement.
Interest Income
Interest income for the three months ended March 31, 2026 decreased $0.3 million or 19% to $1.4 million compared to $1.7 million for the three months ended March 31, 2025. The decrease was a primarily result of lower interest rates on and, to a lesser extent, lower account balances held in our interest-bearing accounts, compared to the same prior-year period.
Other Income (Expense), Net
Other income (expense), net, for the three months ended March 31, 2026 and 2025 was de minimis.
Changes in Fair Values of Warrant and Earnout Liabilities
For the three months ended March 31, 2026, there was a $1.0 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $6.1 million gain for the three months ended March 31, 2025. The change between periods was primarily due to a decrease in the fair value of the warrant and earnout liabilities during the three months ended March 31, 2026 compared to the same prior-year period. See “Part I, Item 1: Financial Statements — Note 11 — Fair Value Measurements” for more information.
Income Tax Expense, Net
For the three months ended March 31, 2026 and 2025, our income tax expense was de minimis. As of March 31, 2026 and 2025, we maintained a full valuation allowance on our net deferred tax assets.
Comprehensive Loss Attributable to Class A Common Stockholders
Comprehensive loss attributable to Class A common stockholders for the three months ended March 31, 2026 was $16.4 million, compared to $11.4 million for the three months ended March 31, 2025. The increase was primarily driven by a $5.7 million increase in net loss attributable to redeemable noncontrolling interest, a $2.9 million increase in operating loss and a $2.5 million increase in interest expense, partially offset by a $5.1 million increase in the gain from the change in the fair values of the warrant and earnout liabilities.
Liquidity and Capital Resources
We have a history of operating losses and negative operating cash flows. As of March 31, 2026, we had $150.0 million of cash, cash equivalents and restricted cash and working capital of $123.6 million. As of December 31, 2025, we had $210.7 million of cash, cash equivalents and restricted cash and working capital of $161.2 million. Our net cash outflow for the three months ended March 31, 2026 was $60.7 million. We believe our cash, cash equivalents, and restricted cash on hand as of March 31, 2026 are sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.

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
As of March 31, 2026, the outstanding balance under the DOE Loan was $142.6 million, which includes $7.5 million in paid-in-kind interest. As of March 31, 2026, Swift Borrower had $919.3 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. The weighted average interest rate on the outstanding amounts under the DOE Loan as of March 31, 2026 was 5.62%.
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
As of March 31, 2026, the outstanding balance under the Loan was $69.0 million. As of March 31, 2026, Voyager Borrower had $155.8 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of March 31, 2026 was 6.95%.
30C Credits
The Company has historically benefitted from the availability of 30C income tax credits, which effectively subsidizes the cost of placing our charging stations in service. The IRA revised the 30C income tax credits to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. The OBBBA accelerated the phase-out of IRA credits and 30C income tax credits are now scheduled to expire on June 30, 2026 for any property placed in service after that date. The Company transferred did not transfer any 30C income tax credits during the three months ended March 31, 2026.
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
Cash Flows
The following table summarizes our consolidated cash flows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows used in operating activities	$(35,368)	$(10,246)
Cash flows used in investing activities	(30,562)	(14,970)
Cash flows provided by financing activities	5,183	75,284
Net (decrease) increase in cash, cash equivalents and restricted cash	$(60,747)	$50,068
Operating Activities
Cash used in operating activities for the three months ended March 31, 2026 was $35.4 million compared to cash used in operating activities of $10.2 million for the three months ended March 31, 2025. This increase in cash used in operating activities of $25.1 million was primarily due to a change in net cash outflows of $17.4 million resulting from changes in our operating assets and liabilities and an increase in our net loss of $10.8 million, partially offset by a change in non-cash charges of $3.1 million.
The main drivers of the changes in operating assets and liabilities for the three months ended March 31, 2026 were a $5.4 million increase in accounts payable and a $4.3 million decrease in accounts receivable, due to collections from customers outpacing new billings. These changes were offset by a $15.1 million decrease in accrued liabilities, a $9.0 million decrease in deferred revenue from increased amortization of revenue, and a $8.3 million increase in prepaids and other current assets and other assets.

Investing Activities
Cash used in investing activities for the three months ended March 31, 2026 was $30.6 million, compared to $15.0 million for the three months ended March 31, 2025. The decrease was primarily driven by an increase in capital expenditures compared to the prior year.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2026 was $5.2 million compared to $75.3 million for the three months ended March 31, 2025. The decrease was driven primarily by a $71.9 million change in proceeds from long-term debt, partially offset by a $1.3 million increase in proceeds from capital-build funding and a $1.2 million increase in in payments of deferred debt issuance costs compared to the same prior-year period.
Our working capital as of March 31, 2026 was $123.6 million, compared to $161.2 million as of December 31, 2025. The decrease was driven primarily by a $62.8 million decrease in cash and cash equivalents and restricted cash, current, partially offset by a $20.0 million decrease in accrued liabilities.
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
Lease Accounting
As a lessor, we enter into agreements to lease charging equipment, charging stations and other technical installations to third parties. At the inception of a lease contract, we determine whether it is an operating, sales-type or direct financing lease. The leases generally provide for fixed monthly payments and sometimes include provisions for contingent variable rent. Fixed payments received under lease agreements for lease components of operating leases are recognized on a straight-line basis over the lease term and are reported in AV and ancillary revenue in the condensed consolidated statements of comprehensive loss.
Income (loss) on sales associated with sales-type leases are recognized when control of the underlying asset is transferred to the lessee (“commencement date”) and collection of the lease payments is considered probable. The income (loss) on sale is calculated as (1) the fair value of the underlying asset (or the sum of the lease receivables and any prepaid lease payments by lessee, if lower) (“sales price”); minus (2) the carrying amount of the underlying asset net of any unguaranteed residual asset; minus (3) any deferred initial direct costs of the lessor (2 and 3 are collectively referred to as the “cost of sales”). The sales price is reported in AV and ancillary revenue and the cost of sales is reported in other cost of sales in the condensed consolidated statements of comprehensive loss.
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
At contract inception, we determine whether we satisfy the performance obligation over time or at a point in time. Revenues from charging — OEM are primarily recognized ratably over time or as fee-bearing usage occurs. Revenues from charging — retail, charging — commercial and LCFS are usage-based services and recognized over time or at a point in time upon the delivery of the charging products or services. eXtend and AV and ancillary revenues are recognized over time based on a time-based or cost-based approach or at a point in time as performance obligations are satisfied.
Recent Accounting Pronouncements
For a discussion of our recently adopted accounting pronouncements, see Part I, Item 1, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk primarily relates to fluctuating interest rates under our long-term debt.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates. Net of interest rate swaps, the majority of our total indebtedness remains subject to US-based variable interest rate risk tied to changes in the federal funds rate and SOFR. In the future may enter into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, it would not have a material impact on the quarterly interest expense, based on the average debt outstanding during the three months ended March 31, 2026.
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
Under the supervision of our Board of Directors and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, or the “certifying officers,” we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. The certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2026; accordingly, we are implementing additional policies and procedures to remediate these shortcomings as outlined in Part II, Item 9A, “Controls and Procedures“ in our Annual Report on Form 10-K for year ended December 31, 2025.
Notwithstanding the identified material weakness, we believe the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting
Other than the remediation progress described in Part II, Item 9A, “Controls and Procedures” in the Annual Report, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As of December 31, 2025, we no longer qualified as an emerging growth company and will be subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. In connection with our annual report on Form 10-K for the fiscal year ending December 31, 2025, our independent registered public accounting firm formally attested to the effectiveness of our internal controls over financial reporting.
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
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the Annual Report. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report. See the “Item 5 - Other Information” section for additional information regarding the amendment of the DOE Loan.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amendment of DOE Loan Facility
On April 29, 2026, EVgo Swift Borrower LLC (the “Borrower”), a subsidiary of the Company, entered into the First Omnibus Amendment Agreement (the “Amendment”) to the Loan Guarantee Agreement, dated as of December 12, 2024 (the “Guarantee Agreement”), with the DOE as guarantor, with respect to the term loan facility (the “DOE Loan”) established between the Borrower and the Federal Financing Bank (the “FFB”). The Guarantee Agreement was previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024, and the Amendment is filed as an exhibit to this Quarterly Report on Form 10-Q.
The Amendment modifies certain terms of the Guarantee Agreement, the material terms of which are described below. Capitalized terms used herein but not defined shall, unless otherwise indicated, have the meanings ascribed to them in the Guarantee Agreement.

The Amendment changes the Maximum Guaranteed Loan Amount under the facility to $750 million (which includes $625 million in borrowings and up to $125 million in capitalized interest), from approximately $1.248 billion. Specifically, the Maximum Aggregate Amount of Advances is changed to $625 million, from $1,050 million, and the Maximum Capitalized Interest Amount is changed to $125 million, from $193 million. The DOE Loan has a deployment period of five years and a stated maturity of seventeen years from the closing date.

Borrowings under the DOE Loan bear interest at a rate based on U.S. Treasury rates plus an applicable margin, totaling approximately 1.2%, and interest accrued during the deployment period is eligible for capitalization in accordance with the terms of the Guarantee Agreement.

The Amendment permits the Borrower to make additional borrowings in an amount equal to 80% of the aggregate of all Eligible Project Costs of assets held by the Borrower (subject to certain regulatory and contractual requirements), subject to the overall project leverage ratio cap of 65% being reached, after which the Borrower will borrow and reimburse Sponsor at the 65% ratio until the end of the Availability Period.

In connection with the Amendment, the Borrower requested an additional one‑time Advance with respect to previously contributed assets, which was funded on May 1, 2026. The total amount of the Advance is $81 million, which includes approximately $23 million in respect of the one-time draw and $58 million in respect of amounts projected to be reimbursed to the Sponsor in the 90 days immediately succeeding the Requested Advance Date.

The Amendment also eliminates the Account Funding Requirement of the Qualified Stall Asset Acquisition Account, which previously required a minimum cash balance of $35 million to allow excess cash sweeps during the Availability Period. $3.6 million that was previously held in reserve in this account will be distributed to the Sponsor.

The foregoing description of the Amendment to the Guarantee Agreement is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated into this Item 5 by reference.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended March 31, 2026 by any of our Section 16 officers or directors.

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

10.1*^
First Omnibus Amendment Agreement, dated April 29, 2026, among EVgo Swift Borrower LLC, EVgo Services LLC, the U.S. Department of Energy, and Citibank, N.A., and Amended and Restated Loan Guarantee Agreement, by and between EVgo Swift Borrower LLC and the U.S. Department of Energy, dated as of April 29, 2026.

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
_______________________________________________________________________________________________
*Filed herewith.
†Furnished herewith.
^    Certain information has been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is both not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVgo Inc.

Date:	May 5, 2026	By:	/s/ Badar Khan
		Name:	Badar Khan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2026	By:	/s/ Keefer Lehner
		Name:	Keefer Lehner
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)