Form 10-Q
period 2026-06-30
EVgo Inc.
filed 2026-08-06
CIK 1821159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share	EVGO	The Nasdaq Global Select Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	EVGOW(1)	(1)
(1)On July 1, 2026, Nasdaq Stock Market LLC filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist EVgo Inc.’s redeemable warrants from trading and to remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of EVgo Inc.’s redeemable warrants under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, after the date of the Form 25 filing.

As of July 28, 2026, the Registrant had 141,715,720 shares of Class A common stock and 172,800,000 shares of Class B common stock outstanding.

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
"Amendment" means the First Omnibus Amendment Agreement entered into on April 29, 2026, by and among Swift Borrower, Services, DOE, and Citibank, N.A.
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
“Business Combination Agreement” means the business combination agreement entered into on January 21, 2021 by and among CRIS, Thunder Sub, EVgo OpCo, EVgo Holdco and EVgo Holdings.
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
“NACS” means North American Charging Standard.
“OBBBA” means H.R. 1 – 119th Congress (2025 – 2026), which is also referred to as the One Big Beautiful Bill Act of 2025.
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
“Quarterly Report” means this Quarterly Report on Form 10-Q for the period ended June 30, 2026.
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
“SOFR” means the Secured Overnight Financing Rate.
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
“Warrants” means the Private Placement Warrants and the Public Warrants.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended, and we are including this statement for purposes of complying with those safe harbor provisions. All statements contained in this document other than statements of historical fact, including, without limitation, statements regarding future financial performance, business strategies, market size and opportunity, expansion plans, future results of operations, capital expenditures, capital allocation, factors affecting our performance, estimated revenues, losses, projected costs, guidance, future regulatory developments, prospects, plans and objectives of management, are forward-looking statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “ability,” “build,” “develop,” “drive,” “goal,” “likely,” “maintain,” “may,” “will,” “might,” “should,” “could,” “would,” “can,” “expect,” “elect,” “plan,” “objective,” “seek,” “grow,” “position,” “possible,” “potential,” “forecast,” “strategy,” “budget,” “target,” “if,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project,” “outlook,” “predict,” “require,” “guidance,” “aim,” “scheduled,” “designed to,” “on track,” “opportunity,” and the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on our current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk factors described in our filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this document may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements in this Quarterly Report may include, without limitation, statements about:
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
•the impact of general economic or political conditions, including associated changes in monetary policy such as elevated interest rates, evolving tariffs or other changes in trade policy, and geopolitical events such as the conflict in Ukraine and tensions in the Middle East region, on us and our industry, including our ability to manage such matters and their effects on consumers and customers; and
•other factors detailed under the section entitled Part II, Item 1A, “Risk Factors” in this Quarterly Report, the risk factors described in Part I, Item 1A, “Risk Factors” of our most recent Annual Report on Form 10-K, and in our other periodic filings with the SEC.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
EVgo Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
(in thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$121,822	$151,000
Restricted cash, current	61,684	49,519
Accounts receivable, net of allowance of $32 and $75 as of June 30, 2026 and December 31, 2025, respectively	29,349	38,628
Accounts receivable, capital-build	15,481	19,461
Prepaids and other current assets	44,488	37,872
Total current assets	272,824	296,480
Restricted cash, noncurrent	14,144	10,227
Property, equipment and software, net	469,281	460,747
Operating lease right-of-use assets	114,412	102,966
Other assets	35,161	30,937
Intangible assets, net	30,031	32,421
Goodwill	31,052	31,052
Total assets	$966,905	$964,830

Liabilities, redeemable noncontrolling interest and stockholders’ deficit
Current liabilities
Accounts payable	$12,383	$7,582
Accrued liabilities	49,191	59,924
Operating lease liabilities, current	9,720	7,765
Deferred revenue, current	45,849	55,060
Warrant liabilities, at fair value	168	1,370
Long-term debt, current	3,580	2,146
Other current liabilities	3,802	1,475
Total current liabilities	124,693	135,322
Operating lease liabilities, noncurrent	108,585	96,983
Asset retirement obligations	33,411	30,868
Capital-build liability	53,374	55,820
Deferred revenue, noncurrent	41,155	47,711
Long-term debt, noncurrent	293,670	204,316
Other long-term liabilities	2,419	7,866
Total liabilities	657,307	578,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)

	June 30, 2026	December 31, 2025
(in thousands, except share data)	(unaudited)
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	$330,048	$502,848

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 140,390,001 and 134,717,984 shares issued and outstanding (excluding 718,750 shares subject to possible forfeiture) as of June 30, 2026 and December 31, 2025, respectively	14	13
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 172,800,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	17	17
Additional paid-in capital	—	7,753
Accumulated deficit	(20,443)	(124,687)
Accumulated other comprehensive loss	(38)	—
Total stockholders’ deficit	(20,450)	(116,904)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$966,905	$964,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue
Total charging network	$61,421	$51,828	$117,138	$98,926
Non-charging network
eXtend	18,017	37,385	51,204	60,873
AV and ancillary	3,210	8,817	23,837	13,518
Total non-charging network	21,227	46,202	75,041	74,391
Total revenue	82,648	98,030	192,179	173,317

Cost of sales
Charging network	39,247	32,545	74,846	62,154
Other	17,217	37,235	61,615	57,635
Depreciation, net of capital-build amortization	18,842	14,342	35,418	30,297
Total cost of sales	75,306	84,122	171,879	150,086
Gross profit	7,342	13,908	20,300	23,231

Operating expenses
General and administrative	44,358	40,596	90,363	79,224
Depreciation, amortization and accretion	3,132	4,124	6,430	8,219
Total operating expenses	47,490	44,720	96,793	87,443
Operating loss	(40,148)	(30,812)	(76,493)	(64,212)

Other (expense) income, net
Interest expense	(8,153)	(909)	(11,123)	(1,426)
Interest income	1,433	1,718	2,813	3,412
Other income, net	8	5	18	—
Change in fair value of earnout liability	—	(180)	22	568
Change in fair value of warrant liabilities	268	360	1,202	5,704
Total other (expense) income, net	(6,444)	994	(7,068)	8,258
Loss before income tax expense	(46,592)	(29,818)	(83,561)	(55,954)
Income tax benefit (expense)	250	(3)	238	(94)
Net loss	(46,342)	(29,821)	(83,323)	(56,048)
Less: net loss attributable to redeemable noncontrolling interest	(25,569)	(16,823)	(46,129)	(31,688)
Net loss attributable to Class A common stockholders	$(20,773)	$(12,998)	$(37,194)	$(24,360)

Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.15)	$(0.10)	$(0.27)	$(0.18)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(46,342)	$(29,821)	$(83,323)	$(56,048)
Other comprehensive loss:
Unrealized loss on interest rate collar	(84)	—	(84)	—
Total other comprehensive loss	(84)	—	(84)	—
Comprehensive loss	(46,426)	(29,821)	(83,407)	(56,048)
Unrealized loss on interest rate collar attributable to noncontrolling interest	(46)	—	(46)	—
Comprehensive loss attributable to noncontrolling interest	(46)	—	(46)	—
Total comprehensive loss attributable to Class A common stockholders	$(46,380)	$(29,821)	$(83,361)	$(56,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2026
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2025	134,718	$13	172,800	$17	$7,753	$(124,687)	$—	$(116,904)
Share-based compensation	—	—	—	—	4,689	—	—	4,689
Issuance of Class A common stock under share-based compensation plans	5,723	1	—	—	(1)	—	—	—
Shares withheld for taxes	(379)	(0)	—	—	(991)	—	—	(991)
Net loss¹	—	—	—	—	—	(16,420)	—	(16,420)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	—	168,361	—	168,361
Balance, March 31, 2026	140,062	14	172,800	$17	11,450	27,254	—	38,735
Share-based compensation	—	—	—	—	3,364	—	—	3,364
Issuance of Class A common stock under share-based compensation plans	328	0	—	—	0	—	—	—
Shares withheld for taxes	—	0	—	—	—	—	—	—
Net loss²	—	—	—	—	—	(20,773)	—	(20,773)
Other comprehensive loss	—	—	—	—	—	—	(38)	(38)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(14,814)	(26,924)	—	(41,738)
Balance, June 30, 2026	140,390	$14	172,800	$17	$—	$(20,443)	$(38)	$(20,450)
________________________________________________________________________________________________
1Excludes $20.6 million of net loss attributable to redeemable noncontrolling interest.
2 Excludes $25.6 million and $46 thousand of net loss and other comprehensive loss, respectively, attributable to redeemable noncontrolling interest.
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
________________________________________________________________________________________________
1Excludes $14.9 million of net loss attributable to redeemable noncontrolling interest.
2 Excludes $16.8 million of net loss attributable to redeemable noncontrolling interest.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(83,323)	$(56,048)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation, amortization and accretion	41,848	38,516
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	6,695	4,518
Share-based compensation	7,541	12,525
Bad debt expense	1,907	651
Change in fair value of earnout liability	(22)	(568)
Change in fair value of warrant liabilities	(1,202)	(5,704)
Paid-in-kind interest, amortization of deferred debt issuance costs, net of capitalized interest	8,369	1,401
Gain on sales-type lease	(4,235)	(2,500)
Other	553	83
Changes in operating assets and liabilities
Accounts receivable, net	7,372	13,337
Prepaids and other current assets and other assets	(9,331)	(4,643)
Operating lease assets and liabilities, net	2,112	(121)
Accounts payable	2,715	(4,875)
Accrued liabilities	(6,847)	8,737
Deferred revenue	(15,766)	(224)
Other current and noncurrent liabilities	(238)	(1,242)
Net cash (used in) provided by operating activities	(41,852)	3,843
Cash flows from investing activities
Capital expenditures	(64,398)	(41,191)
Proceeds from insurance for property losses	63	24
Net cash used in investing activities	(64,335)	(41,167)
Cash flows from financing activities
Proceeds from long-term debt	86,589	94,180
Payments on long-term debt	(500)	—
Proceeds from capital-build funding	8,366	9,051
Payments of withholding tax on net issuance of restricted stock units	(991)	(529)
Payments of deferred debt issuance costs	(373)	(2,513)
Net cash provided by financing activities	93,091	100,189
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,096)	62,865
Cash, cash equivalents and restricted cash, beginning of period	210,746	120,512
Cash, cash equivalents and restricted cash, end of period	$197,650	$183,377

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
The accompanying notes are an integral part of these condensed consolidated financial statements.
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Beginning of period
Cash and cash equivalents	$151,000	$117,273
Restricted cash, current	49,519	3,239
Restricted cash, noncurrent	10,227	—
Total cash, cash equivalents and restricted cash, beginning of period	$210,746	$120,512

End of period
Cash and cash equivalents	$121,822	$154,468
Restricted cash, current	61,684	22,425
Restricted cash, noncurrent	14,144	6,484
Total cash, cash equivalents and restricted cash, end of period	$197,650	$183,377

Supplemental cash flow data
Interest paid	$2,746	$—
Income taxes paid	$78	$—

Supplemental disclosure of noncash investing and financing activities
Non-cash adjustments to redeemable noncontrolling interest	$126,623	$37,450
Capital expenditures in accounts payable and accrued liabilities	$15,301	$15,651
Property and equipment derecognized for net investment in sales-type lease	$12,855	$2,769
Deferred debt issuance costs in accounts payable, accrued liabilities, other current liabilities and other liabilities	$5,259	$10,864
Paid-in-kind interest	$4,699	$2,360
Non-cash increase in capital-build	$4,477	$7,641
Non-cash decrease in deferred debt issuance costs and long-term liabilities	$4,293	$—
Interest capitalized to property, equipment and software	$2,074	$1,641
Financed insurance premium liabilities	$1,760	$—
Non-cash increase in asset retirement obligations	$1,231	$1,756
Share-based compensation capitalized to property, equipment and software	$907	$901
Unrealized loss on interest rate collar designated as cash flow hedge	$84	$—
Equity issuance costs in accounts payable and accrued liabilities	$50	$—
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report.
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
The Company had three customers that comprised 52.1% of the Company’s net accounts receivable as of June 30, 2026. The Company had one customer that comprised 40.4% of the Company’s net accounts receivable as of December 31, 2025. For the three months ended June 30, 2026 and 2025, one customer represented 21.8% and 38.2%, respectively, of total revenue. For the six months ended June 30, 2026 and 2025, one customer represented 26.6% and 35.1%, respectively, of total revenue. The loss, non-renewal, or material reduction in business from any such significant customer could have a material adverse effect on the Company's revenue, results of operations, and cash flows.
In addition to customer concentration, the Company's charging operations are geographically concentrated, which exposes the Company to region-specific operational and economic risks. For the three months ended June 30, 2026 and 2025, 46.1% and 33.7%, respectively, of charging revenues were generated in California. For the six months ended June 30, 2026 and 2025, 49.7% and 35.0%, respectively, of charging revenues were generated in California.
For the three months ended June 30, 2026 and 2025, one vendor provided 76.0% and 92.8% of EVgo’s total charging equipment, respectively. For the six months ended June 30, 2026 and 2025, one vendor and two vendors provided 80.3% and 91.1% of EVgo's total charging equipment, respectively.
Reclassifications
Beginning the first quarter of 2026, certain disaggregated charging network revenue amounts in the condensed consolidated statements of operations have been aggregated. The disaggregated charging network revenue disclosure has been moved from the condensed consolidated statements of operations to Note 3. This reclassification had no impact on the reported total charging network revenue. Previously reported amounts have been updated to conform to the current period presentation.

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
As of June 30, 2026 and December 31, 2025, the Company had restricted cash associated with long-term debt of $75.2 million (of which $14.1 million was noncurrent) and $59.1 million (of which $10.2 million was noncurrent), respectively (see Note 8). The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company's condensed consolidated balance sheets of $0.4 million as of June 30, 2026 and December 31, 2025, associated with the construction of its charging stations. The Company also had $0.2 million in restricted cash as of June 30, 2026 and December 31, 2025, related to a credit card agreement.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all internal attempts to collect an account receivable have failed, the Company places the outstanding balance with a third-party collection agency and the account receivable is written off against the allowance for doubtful accounts. The Company also writes off any accounts receivables that are suspected of being related to misuses. Unbilled contract receivables, for which performance obligations have been met, were $3.8 million and $3.8 million as of June 30, 2026 and December 31, 2025, respectively.
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
The following table presents disaggregated general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operations/network operations	$13,608	$15,470	$28,847	$28,106
Other general and administrative	12,138	10,086	25,691	21,977
Technology and development	12,085	9,784	23,787	19,140
Sales and marketing	6,527	5,256	12,038	10,001
General and administrative expenses	$44,358	$40,596	$90,363	$79,224

Derivative Instruments and Hedging Activities
Interest Rate Risk
Fluctuations in interest rates subject the Company to interest rate risk. Increases in interest rates subject the Company to the risk of increased interest expense related to its Credit Agreement. The Company may enter into cash flow hedges to help reduce its variable interest rate risk. Interest rate collars are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate collars are designated as cash flow hedges and accounted for in accordance with the requirements of ASC 815, Derivatives and Hedging (“ASC 815”).
To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. We assess hedge effectiveness on an ongoing basis using quantitative or qualitative methods to confirm that the collar is highly effective in offsetting changes in the cash flows of the hedged interest payments. The effective portion of changes in the fair value of the interest rate collar (unrealized gains and losses) is recorded as a component of “Accumulated other comprehensive income (loss)” (“AOCI”). Amounts recorded in AOCI are reclassified into interest expense in the period in which the hedged forecasted interest payment affects earnings.
ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair value of the interest rate collar is based on quoted market prices for similar instruments obtained from commercial banks, utilizing significant observable inputs (Level 2 inputs within the fair value hierarchy). When derivative instruments are used, we are exposed to credit loss in the event of non-performance by the counterparty; however, we do not anticipate non-performance by the counterparty. The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective or should it become probable that the hedged forecasted transactions will not occur.

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

In November 2025, the FASB issued ASU 2025-09, ASC Subtopic 815 “Derivatives and Hedging: Hedge Accounting Improvements” (“ASU 2025-09”), which amends certain aspects of existing hedge accounting guidance to more closely align with the economics of an entity's risk management activities. The ASU makes targeted improvements to the hedge accounting model under ASC 815, expanding the set of hedging strategies for which entities may achieve and maintain hedge accounting. Among other changes, the ASU broadens the criteria for aggregating individual forecasted transactions in a group cash flow hedge from a requirement that transactions share the same risk exposure to a requirement that they exhibit only a similar risk exposure, and clarifies the application of hedge accounting for variable-rate debt instruments that allow the borrower to change the interest rate index and tenor. The update is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company prospectively adopted ASU 2025-09 as of January 1, 2026, in accordance with the transition provisions. The adoption of ASU 2025-09 did not have a material impact on the condensed consolidated financial statements or its existing hedging relationships.

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

Note 3 — Revenue Recognition
The following table disaggregates revenue by our categories indicated for the dates below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue
Charging, retail	$37,783	$32,779	$71,569	$62,794
Charging, commercial	10,820	8,573	19,634	16,356
Charging, OEM	3,386	7,908	8,161	13,166
Regulatory credit sales	4,690	2,450	7,970	5,236
Network, OEM	4,742	118	9,804	1,374
Total charging network	61,421	51,828	117,138	98,926
eXtend	18,017	37,385	51,204	60,873
Ancillary	3,210	8,817	23,837	13,518
Total non-charging network	21,227	46,202	75,041	74,391
Total revenue	$82,648	$98,030	$192,179	$173,317
The following table provides information about contract assets and liabilities from contracts with customers:

			Change
(dollars in thousands)	June 30, 2026	December 31, 2025	$	%
Contract assets	$7,293	$1,715	$5,578	325%
Contract liabilities	$87,004	$102,771	$(15,767)	(15)%
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
The following table provides the activity for the contract liabilities recognized:

(in thousands)	June 30, 2026
Beginning balance	$102,771
Additions	40,756
Recognized in revenue	(56,523)
Ending balance	$87,004
Revenues include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amounts included in the beginning of period contract liabilities balance	$8,121	$8,057	$20,272	$20,115
Amounts associated with performance obligations satisfied in previous periods	$81	$3,448	$81	$3,484

It is anticipated that deferred revenue as of June 30, 2026 will be recognized in the following periods ending December 31:

(in thousands)
2026	$12,659
2027	20,383
2028	14,879
2029	4,197
$52,118
As of June 30, 2026, there was $16.5 million in consideration received for charging credits, for which the timing of revenue recognition is uncertain. The Company expects to recognize revenue for these amounts as customers use their charging credits over the next 2.5 years.
ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of June 30, 2026 and December 31, 2025, there was $18.4 million and $19.3 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.
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
The Company has estimated operating lease commitments of $68.4 million for leases where the Company has not yet taken possession of the underlying asset as of June 30, 2026. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheets as of June 30, 2026.
The Company’s lease costs consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs
Charging network cost of sales	$3,767	$2,784	$7,337	$5,445
Other cost of sales	660	696	1,398	1,386
General and administrative expenses	1,322	953	2,477	2,082
Variable lease costs
Charging network cost of sales	602	653	1,170	1,183
General and administrative expenses	5	33	10	46
Short-term lease costs	9	—	18	—
Total operating and variable lease costs	$6,365	$5,119	$12,410	$10,142

As of June 30, 2026, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2026	$10,563
2027	21,565
2028	21,756
2029	21,911
2030	21,449
Thereafter	93,251
Total undiscounted operating lease payments	190,495
Imputed interest	(72,190)
Total discounted operating lease liabilities	$118,305
Other supplemental and cash flow information consisted of the following:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Weighted-average remaining lease term (in years)	8.6	8.5
Weighted-average discount rate	11.4%	9.4%
Cash paid for amounts included in measurement of operating lease liabilities	$8,808	$8,990
ROU assets obtained in exchange for new operating lease liabilities	$15,331	$10,073
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
The Company’s operating lease income consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
AV and ancillary revenue
Operating lease income	$146	$1,459	$1,255	$3,530
Sublease income	25	71	102	108
	$171	$1,530	$1,357	$3,638

As of June 30, 2026, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2026	$1,156
2027	2,077
2028	2,077
2029	1,512
2030	946
Thereafter	4,218
$11,986
The components of charging stations and subleased host sites leased to third parties under operating leases, which are included within the Company’s property and equipment, net, and operating lease ROU assets were as follows as of:

(in thousands)	June 30, 2026	December 31, 2025
Charging stations	$2,194	$13,018
Accumulated depreciation	(1,695)	(3,151)
Property and equipment, net	$499	$9,867

Operating lease ROU assets	$8,575	$2,090

Sales-Type Leases
The Company enters into sales-type leases with third-parties for charging stations. The following table presents amounts included in the condensed consolidated statements of operations related to income generated from sales-type leases:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ancillary revenue	$—	$5,269	$17,176	$5,269
Other cost of sales	(86)	(2,769)	(12,941)	(2,769)
Gross margin	$(86)	$2,500	$4,235	$2,500
Minimum discounted lease payments due under sales-type leases were as follows as of June 30, 2026 for the periods ending December 31:

(in thousands)
2026	$1,440
2027	2,879
2028	2,879
2029	2,879
2030	2,879
2031	2,214
Thereafter	2,646
Total expected sales-type lease payments	17,816
Less: imputed interest	(1,521)
Total net investment in sales-type leases	$16,295
The following table presents amounts included in the condensed consolidated balance sheets related to sales-type leases:

(in thousands)	June 30, 2026
Prepaid and other current assets
Net investment in lease, current	$2,564
Other assets
Net investment in lease, noncurrent	13,731
Total sales-type lease assets	$16,295
During the three months ended June 30, 2026, the Company derecognized $0.1 million of leased assets and recognized no net investment in leases under sales-type lease arrangements. No impairments of net investment in lease were recognized during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company derecognized $12.9 million of leased assets and recognized net investment in lease of $17.2 million under sales-type lease arrangements. No impairments of net investment in lease were recognized during the six months ended June 30, 2026.

Note 5 — Property, Equipment and Software, Net
Property, equipment and software, net, consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Charging stations	$562,668	$545,655
Construction in process	132,886	101,737
Software	28,555	27,913
Office equipment, vehicles and other	2,245	2,118
Total property, equipment and software	726,354	677,423
Less: accumulated depreciation and amortization	257,073	216,676
Property, equipment and software, net	$469,281	$460,747
Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales
Depreciation of property and equipment	$22,116	$17,527	$41,979	$36,370
Amortization of capital-build liability	(3,274)	(3,185)	(6,561)	(6,073)
General and administrative expenses
Depreciation of property and equipment	151	75	349	159
Amortization of software	1,068	1,448	2,178	2,882
Impairment expense	2,225	3,713	5,889	4,616
(Gain) loss on disposal of property and equipment, net of insurance recoveries	710	(394)	807	(98)
	$22,996	$19,184	$44,641	$37,856
As of June 30, 2026 and December 31, 2025, property, equipment and software, net, included $286.0 million and $267.7 million of assets pledged as collateral, respectively with $19.0 million and $16.9 million of associated asset retirement obligations, respectively, related to the DOE Loan and Credit Agreement (See Note 8).
Note 6 — Intangible Assets, Net
Intangible assets, net and excluding fully amortized assets, consisted of the following as of June 30, 2026:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(22,340)	$19,160	5.6 years
Developed technology	14,000	(6,176)	7,824	8.0 years
Trade name	5,000	(1,953)	3,047	10.0 years
	$60,500	$(30,469)	$30,031
Intangible assets, net and excluding fully amortized assets, consisted of the following as of December 31, 2025:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(20,611)	$20,889	6.1 years
Developed technology	14,000	(5,673)	8,327	8.5 years
Trade name	5,000	(1,795)	3,205	10.5 years
	$60,500	$(28,079)	$32,421

Amortization of intangible assets was $1.2 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of intangible assets was $2.4 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively.
Note 7 — Asset Retirement Obligations
Asset retirement obligations represent the present value of the estimated costs to remove the charging stations and other equipment and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)	June 30, 2026
Beginning balance	$30,868
Liabilities incurred	1,231
Accretion expense	1,514
Liabilities settled	(202)
Ending balance	$33,411
Note 8 — Long-Term Debt
As of June 30, 2026, payments due on long-term debt for the periods ending December 31, were as follows:

(in thousands)
2026	$1,790
2027	3,580
2028	3,580
2029	3,580
2030	68,839
Thereafter	215,881
Long-term debt	$297,250
Amortization of debt issuance costs, net of capitalized interest, is included in interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, $19.2 million and $28.6 million, respectively, in deferred issuance costs was included in prepaids and other current assets and other assets on the condensed consolidated balance sheets in connection with the DOE Loan and the Credit Agreement, which are defined below.
Total interest expense, before capitalization, related to the Company’s long-term debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest payable and paid-in-kind	$4,159	$1,355	$7,446	2,360
Amortization of deferred debt issuance costs	5,035	341	5,743	682
Total interest expense, before capitalization	$9,194	$1,696	$13,189	$3,042

During the three months ended June 30, 2026 and 2025, the Company capitalized $1.0 million and $0.8 million of amortization and interest expense to property and equipment related to the Company’s long-term debt. During the six months ended June 30, 2026 and 2025, the Company capitalized $2.1 million and $1.6 million of amortization and interest expense to property and equipment related to the Company's long-term debt.
DOE Loan
On December 12, 2024, EVgo Swift Borrower LLC (“Swift Borrower”), a Delaware limited liability company and subsidiary of the Company, entered into a guarantee agreement with the DOE as guarantor (as amended on April 29, 2026 pursuant to the First Omnibus Amendment Agreement, the “Guarantee Agreement”) for a term loan facility entered into by Swift Borrower with the Federal Financing Bank (“FFB”) (the “DOE Loan”). The DOE Loan provides that Swift Borrower may draw on the DOE Loan, each such draw, an Advance, at any time during the Availability Period. Advances under the DOE Loan are subject to the satisfaction of customary conditions, including certification of compliance with the loan documents and specified legal requirements and the ongoing accuracy of representations and warranties.

All proceeds from the DOE Loan will be used to reimburse us for an amount equal to 80% of the aggregate of all Eligible Project Costs (as such term is defined in the Guarantee Agreement) of assets held by Swift Borrower (subject to certain regulatory and contractual requirements), subject to the overall project leverage ratio cap of 65% being reached, after which Swift Borrower will borrow and reimburse Sponsor at the 65% ratio until the end of the Availability Period. At the closing of the DOE Loan, we contributed 1,594 DC Stalls from our existing public network to Swift Borrower as collateral and we may be required to contribute additional DC Stalls or cash to Swift Borrower from time to time. We, through our subsidiary, EVgo Services, will provide charge point operator services to Swift Borrower for the duration of the DOE Loan. Cash received from revenues generated from the contributed DC Stalls is restricted to ensure that we have sufficient funds to keep the contributed stations operational and make our required debt service and fee payments.
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
As of June 30, 2026, the outstanding balance under the DOE Loan was $226.1 million, which includes $10.3 million in paid-in-kind interest. As of June 30, 2026, Swift Borrower had $409.0 million of principal remaining available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. As of December 31, 2025, the outstanding balance under the DOE Loan was $140.6 million, which includes $5.6 million in paid-in-kind interest. As of December 31, 2025, Swift Borrower had $919.3 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. The weighted average interest rate on amounts outstanding under the DOE Loan as of June 30, 2026 was approximately 5.63%.
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
As of June 30, 2026, the outstanding balance under the Loan was $71.1 million. As of June 30, 2026, Voyager Borrower had $153.4 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of June 30, 2026 was 6.98%.
The Company is exposed to interest rate risk on our variable rate borrowings under the Credit Agreement. Accordingly, interest rate fluctuations affect the amount of interest expense it is obligated to pay. The Company currently uses an interest rate collar to manage its exposure to interest rate changes. The Company has designated the interest rate collar as a cash flow hedge for accounting purposes (see Note 12).

Note 9 — Equity
ATM Program
On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of June 30, 2026, the Company had $183.5 million of remaining capacity under the ATM Program. The Company ceased to be eligible to conduct certain delayed or continuous offerings pursuant to Rule 415 under its previous Form S-3 (No. 333-266753) in August 2025.

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
Under the GM Agreement, EVgo is required to install a total of 2,850 charger stalls by June 30, 2028, 83.9% of which were required to be installed by June 30, 2026. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with a certain aggregate amount of charging credits.
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
Purchase Commitments
As of June 30, 2026, EVgo had $68.0 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, of which $64.6 million were short-term in nature. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. As of June 30, 2026, EVgo also had $5.4 million in real property purchase commitments.
Note 11 — Fair Value Measurements
Derivative instruments

The Company primarily uses derivative instruments to manage its interest rate risk (see Note 12). The Company recognizes derivative instruments in the condensed consolidated balance sheets at fair value and classify them primarily within Level 2 in the fair value hierarchy.

The following table presents the fair value of the Company's interest rate collar included in the condensed consolidated balance sheets as of the dates presented:

	June 30, 2026
	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Collar	Prepaids and other current assets	$6	Other long-term liabilities	$90

Other financial instruments

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
The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaids and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair value of the Credit Agreement also closely approximates carrying value due to the variable nature of the debt. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2026 and December 31, 2025.
The estimated fair value of the DOE Loan was based on Level 3 inputs, which are comprised of interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 30, 2026, the fair value of the DOE Loan was $222.4 million compared to the carrying value of $226.1 million, which excludes deferred debt issuance costs and includes paid-in-kind interest. The DOE Loan was valued using a discounted cash flow model. Assumptions used in the valuation of the DOE Loan were as follows as of June 30, 2026:

June 30, 2026
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2026		December 31, 2025
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$92,125	1	$102,125
Liabilities
Earnout liability	3	$—	3	$22
Warrant liability — Public Warrants	1	139	1	1,121
Warrant liability — Private Placement Warrants	3	29	3	249
Total liabilities		$168		$1,392
The earnout liability was valued using the Monte Carlo simulation methodology. As of June 30, 2026, the earnout liability was zero. Assumptions used in the valuation of the earnout liability at December 31, 2025 were as follows:

December 31, 2025
Stock price	$2.91
Risk-free interest rate	3.6%
Expected restriction period (in years)	0.5
Expected volatility	100%
Dividend rate	—%
The warrants are accounted for as liabilities in accordance with ASC 815 and are presented as warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations. The closing price of the Public Warrants was used as its fair value as of each relevant date. The Public Warrants expired July 1, 2026.
The Private Placement Warrants expired on July 1, 2026, therefore as of June 30, 2026, the Private Placement Warrants have been assessed as de minimis. As of December 31, 2025, the Private Placement Warrants were valued using the Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo simulation methodology are as follows:

December 31, 2025
Stock price	$2.91
Risk-free interest rate	3.6%
Expected term (in years)	0.5
Expected volatility	120%
Dividend rate	—%
Exercise price	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Earnout Liability	Private Placement Warrant Liability
Fair value as of December 31, 2025	$22	$249
Change in fair value of liability	(22)	(220)
Fair value as of June 30, 2026	$—	$29

Note 12 — Derivative Instruments and Hedging Activities
The Company is exposed to interest rate risk on its variable rate borrowings under the Credit Agreement (see Note 8), which bears interest at rates based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin. Accordingly, interest rate fluctuations affect the amount of interest expense the Company is obligated to pay. The Company uses interest rate derivative instruments with the objective of managing its exposure to interest rate movements, thereby reducing the effect of interest rate changes on its future cash flows.

In June 2026, the Company entered into an interest rate collar agreement with a notional amount of $35.7 million (subject to amortization per the terms of the agreement). The collar became effective on June 30, 2026 and matures on July 23, 2030. Under the terms of the collar, the Company purchased an interest rate cap at a rate of 4.250% and simultaneously sold an interest rate floor at a rate of 3.715%, both referencing 3-month USD SOFR CME Term, with payments due quarterly. The collar was entered into on a zero-cost basis, with no net premium paid or received. The collar effectively limits the Company's interest expense on the hedged notional amount to a range bounded by the floor rate and the cap rate, as follows: (i) if SOFR exceeds the cap rate of 4.250%, the counterparty pays the Company the excess; (ii) if SOFR falls below the floor rate of 3.715%, the Company pays the shortfall; and (iii) if SOFR is between the floor rate and the cap rate, no payment is made by either party.
The Company has designated the interest rate collar as a cash flow hedge of the variability in interest payments on our Credit Agreement attributable to changes in SOFR, in accordance with ASC 815, Derivatives and Hedging. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. The Company assesses hedge effectiveness on an ongoing basis using quantitative or qualitative methods to confirm that the collar is highly effective in offsetting changes in the cash flows of the hedged interest payments.
The effective portion of changes in the fair value of the interest rate collar (unrealized gains and losses) is recorded as a component of AOCI. Amounts recorded in AOCI are reclassified into interest expense in the period in which the hedged forecasted interest payment affects earnings.
For the three and six months ended June 30, 2026, the Company recorded an unrealized loss on the interest rate collar of $0.1 million. The Company estimates that approximately $6 thousand of gains currently recorded in AOCI will be reclassified to interest expense within the next 12 months as the hedged interest payments are recognized in earnings.
ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair value of the interest rate collar is based on quoted market prices for similar instruments obtained from commercial banks, utilizing significant observable inputs (Level 2 inputs within the fair value hierarchy). When derivative instruments are used, we are exposed to credit loss in the event of non-performance by the counterparty; however, we do not anticipate non-performance by the counterparty.
The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective or should the hedged forecasted transactions become probable of not occurring. No amount of ineffectiveness was recorded in net income for the three and six months ended June 30, 2026. The Company will continue to assess the effectiveness of the hedge on an ongoing basis.
Accumulated Other Comprehensive Income (Loss)

The following table summarizes activity in AOCI related to the interest rate collar for the periods presented:

(in thousands)	Three and Six Months Ended
June 30, 2026
Accumulated other comprehensive income (loss) – beginning of period	$—
Unrealized loss on interest rate collar, net	(84)
Accumulated other comprehensive loss – end of period	$(84)

Note 13 — Income Taxes
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
The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that the tax benefit will not be realized. Management considers all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the timing of the reversal of deferred tax liabilities and other available material evidence. After consideration of all available evidence, management believes that significant uncertainty exists with respect to the future realization of the Company’s deferred tax assets and has therefore established a full valuation allowance against its net deferred tax assets as of June 30, 2026 and December 31, 2025.
The Company files income tax returns in the U.S. federal, state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception due to its tax loss carryforwards. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.
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
On July 4, 2025, H.R. 1, 119th Congress (2025), also referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. In particular, OBBBA led to a sunset of federal incentives for EV purchases after September 30, 2025, and the federal tax credits for alternative fuels such as EV charging will terminate for any locations placed in service after June 30, 2026. EVgo does not expect OBBBA to have a material impact on its condensed consolidated financial statements due to the full valuation allowance currently being maintained.

Note 14 — Tax Receivable Agreement Liability
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
As of June 30, 2026, the Company does not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The potential unrecorded tax liability related to the redemption is $33.8 million as of June 30, 2026.
Note 15 — Share-Based Compensation
The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Other cost of sales	$99	$109	$198	$201
General and administrative expenses	3,197	6,922	7,343	12,324
Total share-based compensation expense	$3,296	$7,031	$7,541	$12,525
2021 Long Term Incentive Plan
The Company’s 2021 Long Term Incentive Plan (the “2021 Incentive Plan”) became effective on July 1, 2021. The 2021 Incentive Plan reserved 33,918,000 shares of the Company’s Class A common stock for issuance to employees, non-employee directors and other service providers pursuant to equity awards granted under the 2021 Incentive Plan. On May 15, 2025, the Company’s stockholders approved an amendment to the 2021 Incentive Plan to reserve an additional 25,000,000 shares of the Company’s Class A common stock. As of June 30, 2026, there were 22,474,216 shares of Class A common stock available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of June 30, 2026. The 2021 Incentive Plan will terminate on March 26, 2031, unless terminated earlier by action of the Company’s Board of Directors.

Stock Options
The following table summarizes stock option activity:

(shares in thousands)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	436	$7.53	7.2 years	$18
Outstanding and expected to vest as of June 30, 2026	436	$7.53	6.7 years	$—

Exercisable as of June 30, 2026	396	$8.01	6.6 years	$—
As of June 30, 2026, the Company’s unrecognized share-based compensation expense related to stock options was de minimis, which is expected to be recognized over a weighted average period of 0.4 years. No stock options were granted, forfeited or exercised during the three and six months ended June 30, 2026.
Restricted Stock Units
Service-Based Awards
The table below represents the Company’s restricted stock units (“RSU”) activity:

(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	16,222	$3.05
Granted	5,780	$2.15
Vested	(6,024)	$3.17
Forfeited	(1,214)	$2.75
Nonvested and outstanding as of June 30, 2026	14,764	$2.67
The total fair value of RSUs vested during the three and six months ended June 30, 2026 was $1.0 million and $18.1 million, respectively. As of June 30, 2026, the Company’s unrecognized share-based compensation expense related to unvested RSUs was $20.1 million, which is expected to be recognized over a weighted average period of 1.3 years.
Market-Based Awards
The table below represents the Company’s market-based restricted stock units (“MSU”) activity:

(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,113	$2.23
Granted	66	$2.61
Forfeited	(71)	$3.43
Vested	(28)	$2.42
Nonvested as of June 30, 2026	1,080	$2.17

Expected to vest as of June 30, 2026	104	$2.39

No MSUs vested during the three months ended June 30, 2026. The total fair value of MSUs that vested during the six months ended June 30, 2026 was $0.1 million. As of June 30, 2026, the Company’s unrecognized share-based compensation expense related to unvested MSUs was $0.4 million, which is expected to be recognized over a weighted average period of 1.2 years.
The grant date fair value for the MSUs was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period. The following assumptions were used for the MSU grants issued during the six months ended June 30, 2026:

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

(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	3,795	$2.68
Forfeited	(1,124)	$2.57
Nonvested as of June 30, 2026	2,671	$2.73

Expected to vest as of June 30, 2026	2,671	$2.73
There were no PSUs that vested during the three and six months ended June 30, 2026. As of June 30, 2026, the Company’s unrecognized share-based compensation expense related to unvested PSUs was $3.0 million, which is expected to be recognized over a weighted average period of 1.4 years. The grant date fair value for PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

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

(units in thousands)	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	53	$20.80
Forfeited	(2)	$9.44
Nonvested as of June 30, 2026	51	$21.16
The time vesting Incentive Units (“Time Vesting Incentive Units”) were fully vested in January 2025. As of June 30, 2026, the Company has recognized all share-based compensation expense related to Time Vesting Incentive Units. As of June 30, 2026, unrecognized share-based compensation expense related to unvested sale vesting Incentive Units (“Sale Vesting Incentive Units”) was $1.1 million, which is contingent upon the occurrence of a sale event.
Fixed-Value Awards
During the three months ended June 30, 2026, the Company granted Fixed-Value Awards with an aggregate total dollar value of $7.1 million, under the 2021 Incentive Plan, which were granted to certain non-executive employees. The Fixed-Value Awards represent the right to receive a specified fixed dollar value in consideration for employee services and do not provide participants with ownership of the Company’s Class A common stock or any shareholder rights prior to settlement. Until settlement, the awards represent obligations of the Company.

Pursuant to the award agreement, the Company may elect, prior to vesting, to settle vested awards in either cash or shares of the Company’s Class A common stock. If no such election is made prior to vesting, the awards will be settled in cash. If the Company elects share settlement, the participant will receive a variable number of shares of Class A common stock equal to the total dollar value divided by the 15-day volume-weighted average per-share price of the shares of Class A common stock during the 15 consecutive trading days ending one business day prior to the applicable vesting date (rounded down to the nearest whole number of shares). The awards vest over a three-year service period, with one-third vesting on February 1, 2027, and the remaining two-thirds vesting in equal quarterly installments every three months thereafter through the end of the vesting period.

The table below represents the Company’s Fixed-Value Awards activity:

(in thousands)	Fixed-Value Awards
Outstanding as of June 8, 2026 (initial grant date)	$7,122
Forfeited	(36)
Outstanding and expected to vest as of June 30, 2026	$7,086
As of June 30, 2026, the Company’s unrecognized share-based compensation expense related to unvested Fixed-Value Awards was $6.7 million.
Note 16 — Net Loss Per Share
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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net loss	$(46,342)	$(29,821)	$(83,323)	$(56,048)
Less: net loss attributable to redeemable noncontrolling interest	(25,569)	(16,823)	(46,129)	(31,688)
Net loss attributable to Class A common stockholders	(20,773)	(12,998)	(37,194)	(24,360)
Less: net loss attributable to participating securities	(106)	(70)	(191)	(131)
Net loss attributable to Class A common stockholders, basic and diluted	$(20,667)	$(12,928)	$(37,003)	$(24,229)

Denominator
Weighted average Class A common stock outstanding	141,083	134,203	139,872	133,363
Weighted average unvested Earnout Shares outstanding	(719)	(719)	(719)	(719)
Weighted average Class A common stock outstanding, basic and diluted	140,364	133,484	139,153	132,644

Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.15)	$(0.10)	$(0.27)	$(0.18)
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

	Three and Six Months Ended June 30,
(in thousands)	2026	2025
Public Warrants	14,949	14,949
Private Placement Warrants	3,149	3,149
RSUs	14,764	16,700
MSUs	104	236
PSUs	2,004	2,229
Stock options	436	436
	35,406	37,699
Additionally, 718,750 unvested Earnout Shares were excluded from the computation of diluted EPS since the volume-weighted average price of the share did not equal or exceed at least $15.00 as of June 30, 2026 and 2025. There were 1.0 million MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of June 30, 2026 and 2025. There were 0.7 million and 1.5 million PSUs that were excluded from the computation of diluted EPS as their performance conditions had not yet been met as of June 30, 2026 and 2025, respectively.
Note 17 — Redeemable Noncontrolling Interest
As of June 30, 2026 and December 31, 2025, EVgo Holdings held 172,800,000 EVgo OpCo Units in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and the same number of shares of Class B common stock, representing a 55.2% and 56.2% interest, respectively, in the Company. EVgo Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo

OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement.
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

The following is a reconciliation of changes in the redeemable noncontrolling interest:

(in thousands)
Balance as of December 31, 2025	$502,848
Equity-based compensation attributable to redeemable noncontrolling interest	(2)
Net loss attributable to redeemable noncontrolling interest	(46,129)
Unrealized loss on interest rate collar attributable to redeemable noncontrolling interest	(46)
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(126,623)
Balance as of June 30, 2026	$330,048
Note 18 — Subsequent Events
In July 2026, the Company entered into a definitive agreement to transfer EVgo OpCo’s 2025 and 2026 30C income tax credits. Proceeds for the 2025 credits are expected in September 2026 and proceeds for the 2026 credits are expected in or around April 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2025 and 2024 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause our actual results to differ materially from our expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.
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
•Network Revenue, OEM: This revenue stream represents revenue related to contracts that have significant charger infrastructure build programs, which represent set-up costs under ASC 606. Proceeds from these contracts are allocated to performance obligations including branding, memberships, reservations and the expiration of unused charging credits. Revenues from branding are recognized over time as the services are performed and measurement is recognized straight-line over the performance period. For memberships and reservations, revenue is recognized over time and measured over the period on a straight-line basis as performance obligations are met. Any unused charging credits are recognized as breakage using the proportional method or, for programs where there is not enough information to determine the pattern of rights exercised by the customer, the remote method.
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
The following table presents network throughput and the number of DC Stalls on the EVgo Public Network:

	June 30,
	2026	2025
Network throughput (GWh) on the EVgo Public Network for the three months ended	99	88
Network throughput (GWh) on the EVgo Public Network for the six months ended	190	172
Number of DC Stalls on the EVgo Owned Public Network (in thousands) as of	3.9	3.5

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025
The table below presents our results of operations:

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenue
Total charging network	$61,421	$51,828	$9,593	19%
Non-charging network
eXtend	18,017	37,385	(19,368)	(52)%
AV and ancillary	3,210	8,817	(5,607)	(64)%
Total non-charging network	21,227	46,202	(24,975)	(54)%
Total revenue	82,648	98,030	(15,382)	(16)%
Cost of sales
Charging network	39,247	32,545	6,702	21%
Other	17,217	37,235	(20,018)	(54)%
Depreciation, net of capital-build amortization	18,842	14,342	4,500	31%
Total cost of sales	75,306	84,122	(8,816)	(10)%
Gross profit	7,342	13,908	(6,566)	(47)%
Operating expenses
General and administrative	44,358	40,596	3,762	9%
Depreciation, amortization and accretion	3,132	4,124	(992)	(24)%
Total operating expenses	47,490	44,720	2,770	6%
Operating loss	(40,148)	(30,812)	(9,336)	30%
Other (expense) income, net
Interest expense	(8,153)	(909)	(7,244)	797%
Interest income	1,433	1,718	(285)	(17)%
Other income, net	8	5	3	60%
Change in fair value of earnout liability	—	(180)	180	(100)%
Change in fair value of warrant liabilities	268	360	(92)	(26)%
Total other (expense) income, net	(6,444)	994	(7,438)	(748)%
Loss before income tax expense	(46,592)	(29,818)	(16,774)	56%
Income tax benefit (expense)	250	(3)	253	*
Net loss	(46,342)	(29,821)	(16,522)	55%
Net loss attributable to redeemable noncontrolling interest	(25,569)	(16,823)	(8,746)	52%
Net loss attributable to Class A common stockholders	$(20,773)	$(12,998)	$(7,775)	60%

Gross margin	8.9%	14.2%
Operating margin	(48.6)%	(31.4)%
Network throughput (GWh) on the EVgo Public Network	99	88
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.9	3.5
_______________________________________________________________________________________________
* Percentage greater than 999% or not meaningful.

Revenue
Total revenue for the three months ended June 30, 2026 decreased $15.4 million, or 16%, to $82.6 million compared to $98.0 million for the three months ended June 30, 2025. As further discussed below, the decrease in total revenue was primarily due to a $19.4 million decrease in eXtend revenue and a $5.6 million decrease in AV and ancillary revenue, partially offset by a $9.6 million increase in charging network revenue.
Total Charging Network. Total charging network increased $9.6 million, or 19%, to $61.4 million for the three months ended June 30, 2026 compared to $51.8 million for the three months ended June 30, 2025. Period-over-period growth was primarily due to a $4.8 million increase in network revenue, OEM, due to increased marketing revenue, and to a lesser extent, increased breakage revenue, a $2.2 million increase in commercial charging revenue, due to an overall increase in throughput volume from a greater number of public fleet customers, and a $2.2 million increase in regulatory credit sales, due to increased throughput resulting in additional credit generation and improved market prices.
eXtend Revenue. eXtend revenue for the three months ended June 30, 2026 decreased $19.4 million, or 52%, to $18.0 million compared to $37.4 million for the three months ended June 30, 2025. The decrease was primarily due to a $17.5 million decrease in equipment sales, reflecting lower equipment needs relative to the prior period, a $2.2 million decrease in construction revenue due to lower construction projects in process or completed, partially offset by a $0.7 million increase in operating and maintenance revenue.
AV and Ancillary Revenue. AV and ancillary revenue for the three months ended June 30, 2026 decreased $5.6 million, or 64%, to $3.2 million compared to $8.8 million for the three months ended June 30, 2025. The decrease was primarily due to a $5.3 million decrease in revenue recognized from sales-type lease arrangements with dedicated fleet customers during the three months ended June 30, 2026.
Cost of Sales
Charging Network. Charging network cost of sales for the three months ended June 30, 2026 increased $6.7 million, or 21%, to $39.2 million compared to $32.5 million for the three months ended June 30, 2025. The increase in charging network cost of sales was primarily due to a $3.5 million increase in non-energy costs resulting primarily from increased maintenance activities and rent and related expenses due to the growth of our network and a $3.2 million increase in energy costs, driven primarily by higher throughput.
Other. Other cost of sales for the three months ended June 30, 2026 decreased $20.0 million, or 54%, to $17.2 million compared to $37.2 million for the three months ended June 30, 2025. The decrease in other cost of sales was primarily due to a $17.1 million decrease in costs to support our eXtend revenue and a $2.7 million decrease in costs of sales related to revenue recognized from a sales-type lease arrangement with dedicated fleet customers.
Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended June 30, 2026 increased $4.5 million, or 31%, to $18.8 million compared to $14.3 million for the three months ended June 30, 2025 due to the growth of our charging network.
Gross Profit and Gross Margin
Gross profit for the three months ended June 30, 2026 decreased $6.6 million to $7.3 million, compared to $13.9 million for the three months ended June 30, 2025. Gross margin for the three months ended June 30, 2026 and 2025 was 8.9% and 14.2%, respectively.
Operating Expenses
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2026 increased $3.8 million, or 9%, to $44.4 million compared to $40.6 million for the three months ended June 30, 2025. The increase was primarily driven by a $1.2 million increase in project expenses, a $1.1 million increase in loss on disposal of property and equipment, net of insurance recoveries, a $1.0 million increase in software costs, a $0.9 million increase in bad debt expense and a $0.7 million increase in marketing and advertising expense, partially offset by a $1.5 million decrease in impairment expense.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended June 30, 2026 decreased $1.0 million, or 24%, to $3.1 million compared to $4.1 million for the three months ended June 30, 2025. The decrease was primarily due to $0.7 million in decrease in amortization related to intangible assets and a $0.4 million decrease in amortization related to software.
Operating Loss and Operating Margin
During the three months ended June 30, 2026, we had an operating loss of $40.1 million, an increase of $9.3 million, or 30%, compared to $30.8 million for the three months ended June 30, 2025. Operating margin for the three months ended June 30, 2026 was negative 48.6% compared to negative 31.4% for the three months ended June 30, 2025 primarily due to reduced gross margin and reduced leveraging of operating expenses.
Interest Expense
Interest expense for the three months ended June 30, 2026 increased $7.2 million, or 797%, to $8.2 million compared to $0.9 million for the three months ended June 30, 2025. The increase was due to higher interest expense incurred related to the DOE Loan and Credit Agreement, which is presented net of amounts capitalized to property and equipment, due to higher debt balances on both the DOE Loan and Credit Agreement.
Interest Income
Interest income for the three months ended June 30, 2026 decreased $0.3 million, or 17% to $1.4 million compared to $1.7 million for the three months ended June 30, 2025. The decrease was primarily due to lower interest rates during the three months ended June 30, 2026 compared to the same prior-year period.
Other Income, Net
Other income, net, for the three months ended June 30, 2026 and 2025 was de minimis.
Changes in Fair Values of Warrant and Earnout Liabilities
For the three months ended June 30, 2026, there was a $0.3 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $0.2 million gain for the three months ended June 30, 2025. The change between periods was primarily due to a decrease in the fair value of the warrant and earnout liabilities during the three months ended June 30, 2026 compared to the same prior-year period. The Public Warrants and the Private Placement Warrants expired July 1, 2026. See “Part I, Item 1: Financial Statements — Note 11 — Fair Value Measurements” for more information.
Income Tax Benefit (Expense), Net
For the three months ended June 30, 2026 and 2025, our income tax (benefit) expense was de minimis. As of June 30, 2026 and 2025, we maintained a full valuation allowance on our net deferred tax assets.
Net Loss Attributable to Class A Common Stockholders
Net loss attributable to Class A common stockholders for the three months ended June 30, 2026 was $20.8 million, compared to $13.0 million for the three months ended June 30, 2025. The increase was primarily driven by a $9.3 million increase in operating loss and a $7.2 million increase in interest expense, partially offset by a $8.7 million increase in net loss attributable to redeemable noncontrolling interest.

Results of Operations for the Six Months Ended June 30, 2026 and 2025
The table below presents our results of operations:

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenue
Total charging network	$117,138	$98,926	18,212	18%
Non-charging network
eXtend	51,204	60,873	(9,669)	(16)%
AV and ancillary	23,837	13,518	10,319	76%
Total non-charging network	75,041	74,391	650	1%
Total revenue	192,179	173,317	18,862	11%
Cost of sales
Charging network	74,846	62,154	12,692	20%
Other	61,615	57,635	3,980	7%
Depreciation, net of capital-build amortization	35,418	30,297	5,121	17%
Total cost of sales	171,879	150,086	21,793	15%
Gross profit	20,300	23,231	(2,931)	(13)%
Operating expenses
General and administrative	90,363	79,224	11,139	14%
Depreciation, amortization and accretion	6,430	8,219	(1,789)	(22)%
Total operating expenses	96,793	87,443	9,350	11%
Operating loss	(76,493)	(64,212)	(12,281)	19%
Other (expense) income, net
Interest expense	(11,123)	(1,426)	(9,697)	680%
Interest income	2,813	3,412	(599)	(18)%
Other income, net	18	—	18	*
Change in fair value of earnout liability	22	568	(546)	(96)%
Change in fair value of warrant liabilities	1,202	5,704	(4,502)	(79)%
Total other (expense) income, net	(7,068)	8,258	(15,326)	(186)%
Loss before income tax expense	(83,561)	(55,954)	(27,607)	49%
Income tax benefit (expense)	238	(94)	332	(353)%
Net loss	(83,323)	(56,048)	(27,275)	49%
Less: net loss attributable to redeemable noncontrolling interest	(46,129)	(31,688)	(14,441)	46%
Net loss attributable to Class A common stockholders	$(37,194)	$(24,360)	$(12,834)	53%

Gross margin	10.6%	13.4%
Operating margin	(39.8)%	(37.0)%
Network throughput (GWh) on the EVgo Public Network	190	172
Number of DC Stalls on the EVgo Public Network (in thousands) as of	3.9	3.5
_______________________________________________________________________________________________
* Percentage greater than 999% or not meaningful.

Revenue
Total revenue for the six months ended June 30, 2026 increased $18.9 million, or 11%, to $192.2 million compared to $173.3 million for the six months ended June 30, 2025. As further discussed below, the increase in revenue was primarily due to a $18.2 million increase in charging network revenue and a $10.3 million increase in AV and ancillary revenue, partially offset by a $9.7 million decrease in eXtend revenue.
Total Charging Network. Total charging network increased $18.2 million, or 18%, to $117.1 million for the six months ended June 30, 2026 compared to $98.9 million for the six months ended June 30, 2025. Period-over-period growth was primarily due to a $8.8 million increase in retail charging revenue due to an overall increase in throughput volume from a greater number of customers, and to a lesser extent, increases in pricing, a $8.4 million increase in network revenue, OEM due to increased marketing revenue, and to a lesser extent, increased breakage revenue, and a $3.3 million increase in commercial charging revenue due to an overall increase in throughput volume from a greater number of public fleet customers, partially offset by a $5.0 million decrease in charging revenue, OEM due to a reduction in customers, as certain OEM agreements expire.
eXtend Revenue. eXtend revenue for the six months ended June 30, 2026 decreased $9.7 million, or 16%, to $51.2 million compared to $60.9 million for the six months ended June 30, 2025. The decrease was primarily due to a $14.4 million decrease in equipment sales reflecting lower equipment needs relative to the prior period, partially offset by a $3.9 million increase in construction revenue due to higher construction projects in process or completed.
AV and ancillary Revenue. AV and ancillary revenue for the six months ended June 30, 2026 increased $10.3 million, or 76%, to $23.8 million compared to $13.5 million for the six months ended June 30, 2025.The increase was primarily due to a $11.9 million increase in revenue recognized from sales-type lease arrangements with dedicated fleet customers, partially offset by a $1.0 million decrease in operating lease revenue.
Cost of Sales
Charging Network. Charging network cost of sales for the six months ended June 30, 2026 increased $12.7 million , or 20%, to $74.8 million compared to $62.2 million for the six months ended June 30, 2025. The increase in charging network cost was primarily due to a $7.0 million increase in non-energy costs resulting primarily from increased maintenance activities and rent and related expenses due to the growth of our network and a $5.7 million increase in energy costs from higher throughput.
Other. Other cost of sales for the six months ended June 30, 2026 increased $4.0 million, or 7%, to $61.6 million compared to $57.6 million for the six months ended June 30, 2025. The increase in other cost of sales was primarily due to a $10.2 million increase in costs of sales related to revenue recognized from a sales-type lease arrangement with dedicated fleet customers, partially offset by a $6.1 million decrease in costs to support our eXtend revenue.
Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the six months ended June 30, 2026 increased $5.1 million, or 17%, to $35.4 million compared to $30.3 million for the six months ended June 30, 2025 due to the growth of our charging network.
Gross Profit and Gross Margin
Gross profit for the six months ended June 30, 2026 decreased $2.9 million to $20.3 million, compared to $23.2 million for the six months ended June 30, 2025. Gross margin for the six months ended June 30, 2026 and 2025 was 10.6% and 13.4%, respectively.
Operating Expenses
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2026 increased $11.1 million, or 14%, to $90.4 million compared to $79.2 million for the six months ended June 30, 2025. The increase was primarily driven by a $2.0 million increase in software costs, a $1.6 million increase in payroll costs due to an increase in headcount, a $1.4 million increase in project expenses, a $1.3 million increase in impairment expense, a $1.3 million increase in bad debt expense, and a $0.9 million increase in marketing and advertising expense.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the six months ended June 30, 2026 decreased $1.8 million, or 22%, to $6.4 million compared to $8.2 million for the six months ended June 30, 2025. The decrease was primarily due to a $1.5 million decrease in amortization related to intangible assets, a $0.7 million decrease in amortization related to software, and a $0.2 million increase in accretion.
Operating Loss and Operating Margin
During the six months ended June 30, 2026, we had an operating loss of $76.5 million, an increase of $12.3 million, or 19%, compared to $64.2 million for the six months ended June 30, 2025. Operating margin for the six months June 30,

2026 was negative 39.8% compared to negative 37.0% for the six months ended June 30, 2025 primarily due to reduced gross margin and reduced leveraging of operating expenses.
Interest Expense
Interest expense for the six months ended June 30, 2026 increased $9.7 million, or 680%, to $11.1 million, compared to $1.4 million for the six months ended June 30, 2025. The increase was due to higher interest expense incurred related to the DOE Loan and Credit Agreement, which is presented net of amounts capitalized to property and equipment, due to higher debt balances on both the DOE Loan and Credit Agreement.
Interest Income
Interest income for the six months ended June 30, 2026 decreased $0.6 million, or 18%, to $2.8 million compared to $3.4 million for the six months ended June 30, 2025. The decrease was primarily due to lower interest rates during the six months ended June 30, 2026 compared to the same prior-year period.
Other Income, Net
Other income, net, for the six months ended June 30, 2026 and 2025 was de minimis.
Changes in Fair Values of Warrant and Earnout Liabilities
For six months ended June 30, 2026, there was a $1.2 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $6.3 million gain for the six months ended June 30, 2025. The change between periods was primarily due to a smaller decrease in the fair value of the warrant and earnout liabilities during the six months ended June 30, 2026 compared to the same prior-year period. The Public Warrants and the Private Placement Warrants expired July 1, 2026. See “Part I, Item 1: Financial Statements — Note 11 — Fair Value Measurements” for more information.
Income Tax Benefit (Expense), Net
For the six months ended June 30, 2026, our income tax benefit was $0.2 million compared to income tax expense of $0.1 million for the six months ended June 30, 2025. As of June 30, 2026 and 2025, we maintained a full valuation allowance on our net deferred tax assets.
Net Loss Attributable to Class A Common Stockholders
Net loss attributable to Class A common stockholders for the six months ended June 30, 2026 was $37.2 million, compared to $24.4 million for the six months ended June 30, 2025. The increase was primarily driven by a $12.3 million increase in operating loss, a $9.7 million increase in interest expense and a $5.0 million increase in gain from changes in the fair value of warrant and earnout liabilities, partially offset by a $14.4 million increase in net loss attributable to redeemable noncontrolling interest.
Liquidity and Capital Resources
We have a history of operating losses and negative operating cash flows. As of June 30, 2026, we had $197.7 million of cash, cash equivalents and restricted cash and working capital of $148.1 million. As of December 31, 2025, we had $210.7 million of cash, cash equivalents and restricted cash and working capital of $161.2 million. Our net cash outflow for the three and six months ended June 30, 2026 was $13.1 million. We believe our cash, cash equivalents, and restricted cash on hand as of June 30, 2026 are sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.
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
DOE Loan
On December 12, 2024, Swift Borrower entered into the Guarantee Agreement with the DOE as guarantor, which was amended by the Amendment on April 29, 2026. See Part I, Item 1, “Financial Statements — Note 8 — Long-Term Debt” for additional information. The DOE Loan is structured as a senior secured loan facility of up to $750 million, consisting of $625 million in borrowings and up to $125 million in capitalized interest. The DOE Loan provides that Swift Borrower may draw on the DOE Loan, each such draw, an Advance, at any time during the Availability Period. Advances under the DOE Loan are subject to the satisfaction of customary conditions, including certification of compliance with the loan documents and specified legal requirements and the ongoing accuracy of representations and warranties.
All proceeds from the DOE Loan will be used to reimburse us for an amount equal to 80% of the aggregate of all Eligible Project Costs (as such term is defined in the Amendment) of assets held by Swift Borrower (subject to certain regulatory and contractual requirements), subject to the overall project leverage ratio cap of 65% being reached, after which Swift Borrower will borrow and reimburse Sponsor at the 65% ratio until the end of the Availability Period. At the closing of the DOE Loan, we contributed 1,594 DC Stalls from our existing public network to Swift Borrower as collateral and we may be required to contribute additional DC Stalls or cash to Swift Borrower from time to time. We, through our subsidiary, EVgo Services, will provide charge point operator services to Swift Borrower for the duration of the DOE Loan. Cash received from revenues generated from the contributed DC Stalls is restricted to ensure that we have sufficient funds to keep the contributed stations operational and make our required debt service and fee payments.
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
As of June 30, 2026, the outstanding balance under the DOE Loan was $226.1 million, which includes $10.3 million in paid-in-kind interest. As of June 30, 2026, Swift Borrower had $409.0 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. The weighted average interest rate on the outstanding amounts under the DOE Loan as of June 30, 2026 was 5.63%.
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
As of June 30, 2026, the outstanding balance under the Loan was $71.1 million. As of June 30, 2026, Voyager Borrower had $153.4 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of June 30, 2026 was 6.98%.
30C Credits
The Company has historically benefitted from the availability of 30C income tax credits, which effectively subsidizes the cost of placing our charging stations in service. The IRA revised the 30C income tax credits to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. The OBBBA accelerated the phase-out of IRA credits and 30C income tax credits are now scheduled to expire on June 30, 2026 for any property placed in service after that date. The Company did not transfer any 30C income tax credits during the three or six months ended June 30, 2026.
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
Cash Flows
The following table summarizes our consolidated cash flows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows (used in) provided by operating activities	$(41,852)	$3,843
Cash flows used in investing activities	(64,335)	(41,167)
Cash flows provided by financing activities	93,091	100,189
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,096)	$62,865
Operating Activities
Cash used in operating activities for the six months ended June 30, 2026 was $41.9 million compared to cash provided by operating activities of $3.8 million for the six months ended June 30, 2025. This increase in cash (used in) provided by operating activities of $45.7 million was primarily due to an increase in our net loss of $27.3 million and a change in net cash outflows of $31.0 million resulting from changes in our operating assets and liabilities, partially offset by a change in non-cash charges of $12.5 million.
The main drivers of the changes in operating assets and liabilities for the six months ended June 30, 2026 were a $15.8 million increase in deferred revenue from decreased amortization of revenue, a $7.4 million decrease in accounts receivable due to collections from customers outpacing new billings and a $6.8 million increase in accrued liabilities.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2026 was $64.3 million, compared to $41.2 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in capital expenditures compared to the prior year.

Financing Activities
Cash provided by financing activities for the six months ended June 30, 2026 was $93.1 million compared to $100.2 million for the six months ended June 30, 2025. The decrease was driven primarily by a $7.6 million change in proceeds from long-term debt, partially offset by a $2.1 million decrease in payments of deferred debt issuance costs compared to the same prior-year period.
Our working capital as of June 30, 2026 was $148.1 million, compared to $161.2 million as of December 31, 2025. The decrease was driven primarily by a $17.0 million decrease in cash and cash equivalents and restricted cash, current and a $9.3 million decrease in accounts receivable, net, partially offset by a $10.7 million decrease in accrued liabilities and a $9.2 million decrease in deferred revenue, current.
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
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of June 30, 2026.

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
Lease Accounting
As a lessor, we enter into agreements to lease charging equipment, charging stations and other technical installations to third parties. At the inception of a lease contract, we determine whether it is an operating, sales-type or direct financing lease. The leases generally provide for fixed monthly payments and sometimes include provisions for contingent variable rent. Fixed payments received under lease agreements for lease components of operating leases are recognized on a straight-line basis over the lease term and are reported in AV and ancillary revenue in the condensed consolidated statements of operations.
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
Recent Accounting Pronouncements
For a discussion of our recently adopted accounting pronouncements, see Part I, Item 1, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk primarily relates to fluctuating interest rates under our Credit Agreement.
Interest Rate Risk
We are exposed to interest rate risk on our variable rate borrowings under our Credit Agreement, which bears interest at SOFR plus an applicable margin. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We currently use an interest rate collar to manage our exposure to interest rate changes. We have designated the interest rate collar as a cash flow hedge for accounting purposes. Accordingly, the earnings impact of the collar is recorded upon the recognition of the interest related to the hedged debt. There was no significant ineffectiveness for the three months ended June 30, 2026.
In June 2026, we entered into an interest rate collar with an initial notional amount of approximately $35.7 million (subject to amortization), effective June 30, 2026 and maturing July 23, 2030. The collar caps our exposure to SOFR at 4.250% and establishes a floor of 3.715%. The collar was entered into on a zero-cost basis, with no net premium paid or received.
Taking our interest rate collar into account, a sensitivity analysis of the impact on our variable rate under our Credit Agreement to a hypothetical 100 basis point increase in SOFR for the three months ended June 30, 2026 would not have a material impact on the quarterly interest expense. To the extent SOFR exceeds the cap rate of 4.250%, the collar would offset the incremental interest cost above that level for the hedged notional amount.

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
Under the supervision of our Board of Directors and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, or the “certifying officers,” we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. The certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2026; accordingly, we are implementing additional policies and procedures to remediate these shortcomings as outlined in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for year ended December 31, 2025.

Notwithstanding the identified material weaknesses, we believe the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Other than the remediation progress described in Part II, Item 9A, “Controls and Procedures” in the Annual Report, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As of December 31, 2025, we no longer qualified as an emerging growth company and will be subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act. In connection with our annual report on Form 10-K for the fiscal year ending December 31, 2025, our independent registered public accounting firm formally attested to the effectiveness of our internal controls over financial reporting.
Existing Material Weaknesses in Internal Control over Financial Reporting
We previously identified material weaknesses in our internal control over financial reporting, as identified below and disclosed in Part II, Item 9A, “Controls and Procedures” in the Annual Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended June 30, 2026 by any of our Section 16 officers or directors.

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

EVgo Inc.

Date:	August 5, 2026	By:	/s/ Badar Khan
		Name:	Badar Khan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ Keefer Lehner
		Name:	Keefer Lehner
		Title:	Chief Financial Officer
(Principal Financial Officer)