Form 10-Q
period 2026-09-30
EVgo Inc.
filed 2026-11-09
CIK 1821159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-Q
__________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 29, 2026, the Registrant had 142,131,320 shares of Class A common stock and 172,800,000 shares of Class B common stock outstanding.

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
“LS Power” means LS Power Equity Advisors, LLC and certain of its affiliates.
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
“Proposal” means the unsolicited and non-binding proposal received by the Board of Directors of EVgo Inc. on November 2, 2026 from LS Power to acquire all of the outstanding shares of Class A common stock not currently owned by LS Power for a cash consideration of $2.00 per share.
“Public Warrants” means the 11,499,988 redeemable warrants sold as part of the units in the Initial Public Offering.
“Purchase Order” means the initial purchase order entered into pursuant to the Delta Charger Supply Agreement.
“Quarterly Report” means this Quarterly Report on Form 10-Q for the period ended September 30, 2026.
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
•the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional or national downturns, including the effect of seasonality relating to driving, travel and economic activity;
•the effects of changes in demand on daily throughput per stall;
•the effects of delays in our efforts to deploy higher-power stalls across our network;
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
•the Proposal, including the possibility that the transaction contemplated by the Proposal may not be pursued, approved, or consummated on the proposed terms, within any anticipated timeframe, or at all; the special committee’s review and evaluation of the Proposal; the effect of the announcement of the Proposal on our business, stock price and relationships with customers, partners and employees; and the risk of litigation relating to the Proposal or any proposed transaction;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
EVgo Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
(in thousands)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$98,658	$151,000
Restricted cash, current	53,253	49,519
Accounts receivable, net of allowance of $28 and $75 as of September 30, 2026 and December 31, 2025, respectively	27,784	38,628
Accounts receivable, capital-build	17,407	19,461
Prepaids and other current assets	44,427	37,872
Total current assets	241,529	296,480
Restricted cash, noncurrent	15,540	10,227
Property, equipment and software, net	473,971	460,747
Operating lease right-of-use assets	119,498	102,966
Other assets	34,924	30,937
Intangible assets, net	28,836	32,421
Goodwill	31,052	31,052
Total assets	$945,350	$964,830

Liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$14,091	$7,582
Accrued liabilities	52,985	59,924
Operating lease liabilities, current	8,163	7,765
Deferred revenue, current	46,206	55,060
Warrant liabilities, at fair value	—	1,370
Long-term debt, current	4,279	2,146
Other current liabilities	3,499	1,475
Total current liabilities	129,223	135,322
Operating lease liabilities, noncurrent	114,391	96,983
Asset retirement obligations	33,922	30,868
Capital-build liability	53,309	55,820
Deferred revenue, noncurrent	27,914	47,711
Long-term debt, noncurrent	312,287	204,316
Other long-term liabilities	3,528	7,866
Total liabilities	674,574	578,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)

	September 30, 2026	December 31, 2025
(in thousands, except share data)	(unaudited)
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	$263,701	$502,848

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 141,027,960 shares issued and outstanding as of September 30, 2026 and 134,717,984 shares issued and outstanding as of December 31, 2025 (excluding 718,750 shares that were subject to forfeiture)	14	13
Class B common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 172,800,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	17	17
Additional paid-in capital	5,271	7,753
Retained earnings (accumulated deficit)	1,466	(124,687)
Accumulated other comprehensive income	307	—
Total stockholders’ equity (deficit)	7,075	(116,904)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$945,350	$964,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue
Total charging network	$71,788	$55,785	$188,926	$154,711
Non-charging network
eXtend	16,200	31,913	67,404	92,786
AV and ancillary	3,429	4,601	27,266	18,119
Total non-charging network	19,629	36,514	94,670	110,905
Total revenue	91,417	92,299	283,596	265,616

Cost of sales
Charging network	43,813	36,136	118,659	98,290
Other	15,334	29,677	76,949	87,312
Depreciation, net of capital-build amortization	18,662	13,926	54,080	44,223
Total cost of sales	77,809	79,739	249,688	229,825
Gross profit	13,608	12,560	33,908	35,791

Operating expenses
General and administrative	60,150	43,402	150,513	122,626
Depreciation, amortization and accretion	2,902	3,242	9,332	11,461
Total operating expenses	63,052	46,644	159,845	134,087
Operating loss	(49,444)	(34,084)	(125,937)	(98,296)

Other (expense) income, net
Interest expense	(4,326)	(1,905)	(15,449)	(3,331)
Interest income	1,383	1,843	4,196	5,255
Other (expense) income, net	(3)	(2)	15	(2)
Change in fair value of earnout liability	—	—	22	568
Change in fair value of warrant liabilities	168	574	1,370	6,278
Total other (expense) income, net	(2,778)	510	(9,846)	8,768
Loss before income tax benefit	(52,222)	(33,574)	(135,783)	(89,528)
Income tax benefit	3,015	5,218	3,253	5,124
Net loss	(49,207)	(28,356)	(132,530)	(84,404)
Less: net loss attributable to redeemable noncontrolling interest	(28,944)	(15,971)	(75,073)	(47,659)
Net loss attributable to Class A common stockholders	$(20,263)	$(12,385)	$(57,457)	$(36,745)

Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.14)	$(0.09)	$(0.41)	$(0.27)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(49,207)	$(28,356)	$(132,530)	$(84,404)
Other comprehensive loss:
Unrealized gain on interest rate collar	767	—	683	—
Total other comprehensive income	767	—	683	—
Total comprehensive loss	(48,440)	(28,356)	(131,847)	(84,404)
Unrealized gain on interest rate collar attributable to redeemable noncontrolling interest	422	—	376	—
Net loss attributable to redeemable noncontrolling interest	(28,944)	(15,971)	(75,073)	(47,659)
Comprehensive loss attributable to redeemable noncontrolling interest	(28,522)	(15,971)	(74,697)	(47,659)
Total comprehensive loss attributable to Class A common stockholders	$(19,918)	$(12,385)	$(57,150)	$(36,745)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2026
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2025	134,718	$13	172,800	$17	$7,753	$(124,687)	$—	$(116,904)
Share-based compensation	—	—	—	—	4,689	—	—	4,689
Issuance of Class A common stock under share-based compensation plans	5,723	1	—	—	(1)	—	—	—
Shares withheld for taxes	(379)	(0)	—	—	(991)	—	—	(991)
Net loss¹	—	—	—	—	—	(16,420)	—	(16,420)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	—	—	168,361	—	168,361
Balance, March 31, 2026	140,062	14	172,800	17	11,450	27,254	—	38,735
Share-based compensation	—	—	—	—	3,364	—	—	3,364
Issuance of Class A common stock under share-based compensation plans	328	0	—	—	0	—	—	—
Shares withheld for taxes	—	0	—	—	—	—	—	—
Net loss²	—	—	—	—	—	(20,773)	—	(20,773)
Other comprehensive loss	—	—	—	—	—	—	(38)	(38)
Redeemable noncontrolling interest adjustment to fair value	—	—	—	—	(14,814)	(26,924)	—	(41,738)
Balance, June 30, 2026	140,390	14	172,800	17	—	(20,443)	(38)	(20,450)
Share-based compensation	—	—	—	—	5,312	—	—	5,312
Issuance of Class A common stock under share-based compensation plans	664	0	—	—	0	—	—	—
Shares withheld for taxes	(26)	0	—	—	(41)	—	—	(41)
Net loss³	—	—	—	—	—	(20,263)	—	(20,263)
Other comprehensive loss	—	—	—	—	—	—	345	345
Redeemable noncontrolling interest redemption value adjustment	—	—	—	—	—	42,172	—	42,172
Balance, September 30, 2026	141,028	$14	172,800	$17	$5,271	$1,466	$307	$7,075
________________________________________________________________________________________________
1Excludes $20.6 million of net loss attributable to redeemable noncontrolling interest.
2 Excludes $25.6 million and $46 thousand of net loss and other comprehensive loss, respectively, attributable to redeemable noncontrolling interest.
3 Excludes $28.9 million and $0.4 million of net loss and other comprehensive loss, respectively, attributable to redeemable noncontrolling interest.
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
3Excludes $16.0 million of net loss attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(132,530)	$(84,404)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion	63,413	55,684
Net loss on disposal of property and equipment, net of insurance recoveries, and impairment expense	23,645	8,927
Share-based compensation	14,068	19,558
Bad debt expense	2,743	1,136
Change in fair value of earnout liability	(22)	(568)
Change in fair value of warrant liabilities	(1,370)	(6,278)
Paid-in-kind interest, amortization of deferred debt issuance costs, net of capitalized interest	11,204	2,603
Gain on sales-type lease	(4,240)	(2,787)
Other	748	16
Changes in operating assets and liabilities
Accounts receivable, net	8,100	4,628
Prepaids and other current assets and other assets	(7,536)	(14,762)
Operating lease assets and liabilities, net	1,275	135
Accounts payable	(973)	(1,369)
Accrued liabilities	(6,107)	2,625
Deferred revenue	(28,650)	(2,159)
Other current and noncurrent liabilities	(852)	(1,970)
Net cash used in operating activities	(57,084)	(18,985)
Cash flows from investing activities
Capital expenditures	(99,238)	(67,343)
Proceeds from insurance for property losses	114	24
Net cash used in investing activities	(99,124)	(67,319)
Cash flows from financing activities
Proceeds from long-term debt	103,583	153,536
Payments on long-term debt	(1,389)	—
Contribution from redeemable noncontrolling interest	4,345	9,563
Proceeds from capital-build funding	9,676	14,095
Payments of insurance premium financing	(881)	—
Payments of withholding tax on net issuance of restricted stock units	(1,031)	(618)
Payments of deferred debt issuance costs	(1,341)	(9,650)
Payments of equity issuance costs	(49)	—
Net cash provided by financing activities	112,913	166,926
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,295)	80,622
Cash, cash equivalents and restricted cash, beginning of period	210,746	120,512
Cash, cash equivalents and restricted cash, end of period	$167,451	$201,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

EVgo Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Beginning of period
Cash and cash equivalents	$151,000	$117,273
Restricted cash, current	49,519	3,239
Restricted cash, noncurrent	10,227	—
Total cash, cash equivalents and restricted cash, beginning of period	$210,746	$120,512

End of period
Cash and cash equivalents	$98,658	$181,327
Restricted cash, current	53,253	12,151
Restricted cash, noncurrent	15,540	7,656
Total cash, cash equivalents and restricted cash, end of period	$167,451	$201,134

Supplemental cash flow data
Interest paid	$4,211	$703
Income taxes paid	$105	$—

Supplemental disclosure of noncash investing and financing activities
Non-cash adjustments to redeemable noncontrolling interest	$164,450	$155,582
Capital expenditures in accounts payable and accrued liabilities	$23,610	$30,595
Property and equipment derecognized for net investment in sales-type lease	$12,855	$2,857
Paid-in-kind interest	$7,910	$3,761
Non-cash increase in capital-build	$7,713	$10,219
Non-cash decrease in deferred debt issuance costs and long-term liabilities	$4,293	$—
Deferred debt issuance costs in accounts payable, accrued liabilities, other current liabilities and other liabilities	$4,522	$9,635
Interest capitalized to property, equipment and software	$3,023	$2,631
Financed insurance premium liabilities	$2,882	$—
Non-cash increase in asset retirement obligations	$1,773	$1,960
Share-based compensation capitalized to property, equipment and software	$1,301	$1,395
Unrealized gain on interest rate collar designated as cash flow hedge	$683	$—

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
On January 16, 2020, EVgo Holdco, LLC (“EVgo Holdco”), a Delaware limited liability company and a subsidiary of LS Power Equity Partners IV, L.P., completed an acquisition of EVgo Services pursuant to the merger agreement among EVgo Services, its investors and EVgo Holdco, whereby EVgo Services became a wholly-owned subsidiary of EVgo Holdco, resulting in a change in control of EVgo Services (the “Holdco Merger”). LS Power Equity Partners IV, L.P. formed EVgo Holdings, LLC (“EVgo Holdings”) and EVgo Holdco as part of the transaction.
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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report.
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
The Company had three customers that comprised 52.5% of the Company’s net accounts receivable as of September 30, 2026. The Company had one customer that comprised 40.4% of the Company’s net accounts receivable as of December 31, 2025. For the three months ended September 30, 2026 and 2025, two customers represented 29.3% and one customer represented 34.3%, respectively, of total revenue. For the nine months ended September 30, 2026 and 2025, one customer represented 23.7% and 34.8%, respectively, of total revenue. The loss, non-renewal, or material reduction in business from any such significant customer could have a material adverse effect on the Company's revenue, results of operations, and cash flows.
In addition to customer concentration, the Company’s charging operations are geographically concentrated, which exposes the Company to region-specific operational and economic risks. For the three months ended September 30, 2026 and 2025, 45.6% and 36.5%, respectively, of charging revenues were generated in California. For the nine months ended September 30, 2026 and 2025, 48.6% and 34.6%, respectively, of charging revenues were generated in California.
For the three months ended September 30, 2026 and 2025, one and two vendors provided 79.4% and 89.1% of EVgo’s total charging equipment, respectively. For the nine months ended September 30, 2026 and 2025, one and two vendors provided 80.0% and 91.8% of EVgo's total charging equipment, respectively.
Reclassifications
Beginning in the first quarter of 2026, certain disaggregated charging network revenue amounts in the condensed consolidated statements of operations have been aggregated. The disaggregated charging network revenue disclosure has been moved from the condensed consolidated statements of operations to Note 3. This reclassification had no impact on the reported total charging network revenue. Previously reported amounts have been updated to conform to the current period presentation.
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
As of September 30, 2026 and December 31, 2025, the Company had restricted cash associated with long-term debt of $53.2 million (of which $15.5 million was noncurrent) and $59.1 million (of which $10.2 million was noncurrent), respectively (see Note 8). The Company had unused letters of credit, which were collateralized with cash classified as restricted cash on the Company’s condensed consolidated balance sheets of $0.4 million as of September 30, 2026 and December 31, 2025, associated with the construction of its charging stations. The Company also had $0.2 million in restricted cash as of September 30, 2026 and December 31, 2025, related to a credit card agreement.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are amounts due from customers under normal trade terms. Payment terms for accounts receivable related to capital-build agreements are specified in the individual agreements and vary depending on the counterparty. Management reviews accounts receivable on a recurring basis to determine if any accounts receivable will potentially be uncollectible. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all internal attempts to collect an account receivable have failed, the Company places the outstanding balance with a third-party collection agency and the account receivable is written off against the allowance for doubtful accounts. Unbilled contract receivables, for which performance obligations have been met, were $3.7 million and $3.8 million as of September 30, 2026 and December 31, 2025, respectively.
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
Segment Reporting
The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by its CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company operates in one segment and therefore has one reportable segment which represents the consolidated Company.
The key measure of segment profit or loss utilized by the CODM to assess performance of and allocate resources to the Company’s operating segment is consolidated net loss. This measure is presented on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

Significant segment expenses regularly provided to the CODM which are included in net loss include Cost of sales - charging network, Cost of sales - other, Depreciation, net of capital-build amortization, General and administrative, Depreciation, amortization and accretion, Interest expense, Interest income and Income tax benefit, which are presented on the consolidated statements of operations. The CODM also regularly receives significant segment expenses which depict a further disaggregation of General and administrative expenses as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operations/network operations	$25,637	$13,742	$54,484	$41,848
Other general and administrative	12,664	14,654	38,355	36,631
Technology and development	14,232	10,083	38,019	29,223
Sales and marketing	7,617	4,923	19,655	14,924
General and administrative expenses	$60,150	$43,402	$150,513	$122,626
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

Note 3 — Revenue Recognition
The following table disaggregates revenue by our categories indicated for the periods below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue
Charging, retail	$39,725	$35,296	$111,294	$98,090
Charging, commercial	11,520	9,070	31,154	25,426
Charging, OEM	3,091	6,417	11,252	19,583
Regulatory credit sales	6,644	2,753	14,614	7,989
Network, OEM	10,808	2,249	20,612	3,623
Total charging network	71,788	55,785	188,926	154,711
eXtend	16,200	31,913	67,404	92,786
AV and ancillary	3,429	4,601	27,266	18,119
Total non-charging network	19,629	36,514	94,670	110,905
Total revenue	$91,417	$92,299	$283,596	$265,616
The following table provides information about contract assets and liabilities from contracts with customers:

			Change
(dollars in thousands)	September 30, 2026	December 31, 2025	$	%
Contract assets	$12,594	$1,715	$10,879	634%
Contract liabilities	$74,120	$102,771	$(28,651)	(28)%
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
The following table provides the activity for the contract liabilities recognized:

(in thousands)	September 30, 2026
Beginning balance	$102,771
Additions	50,546
Recognized in revenue	(79,197)
Ending balance	$74,120
Revenues include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amounts included in the beginning of period contract liabilities balance	$13,898	$7,340	$34,170	$27,455
Amounts associated with performance obligations satisfied in previous periods	$403	$—	$484	$3,484

It is anticipated that deferred revenue as of September 30, 2026 will be recognized in the following periods ending December 31:

(in thousands)
2026	$7,199
2027	23,560
2028	16,617
2029	5,583
$52,959
As of September 30, 2026, there was $14.8 million in consideration received for charging credits, for which the timing of revenue recognition is uncertain. The Company expects to recognize revenue for these amounts as customers use their charging credits over the next 2.3 years.
ASC 606 does not require disclosure of the transaction price to remaining performance obligations if the contract contains variable consideration allocated entirely to a wholly unsatisfied performance obligation. Under many customer contracts, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and thus disclosure of the transaction price allocated to a wholly unsatisfied performance obligation is not required. Under these contracts, variability arises as both volume and pricing are not known until the product is delivered. As of September 30, 2026 and December 31, 2025, there was $6.4 million and $19.3 million, respectively, in variable consideration for wholly unsatisfied performance obligations, which is included in deferred revenue on the condensed consolidated balance sheets.
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
The Company has estimated operating lease commitments of $69.4 million for leases where the Company has not yet taken possession of the underlying asset as of September 30, 2026. As such, the related operating lease ROU assets and operating lease liabilities have not been recognized in the Company’s condensed consolidated balance sheets as of September 30, 2026.
The Company’s lease costs consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs
Charging network cost of sales	$3,957	$2,934	$11,294	$8,379
Other cost of sales	650	698	2,048	2,084
General and administrative expenses	1,470	1,118	3,947	3,200
Variable lease costs
Charging network cost of sales	519	466	1,689	1,649
General and administrative expenses	6	28	16	74
Short-term lease costs	11	—	29	—
Total operating and variable lease costs	$6,613	$5,244	$19,023	$15,386

As of September 30, 2026, the maturities of operating lease liabilities for the periods ending December 31, were as follows:

(in thousands)
2026	$3,786
2027	22,736
2028	23,120
2029	23,307
2030	22,889
Thereafter	106,000
Total undiscounted operating lease payments	201,838
Imputed interest	(79,284)
Total discounted operating lease liabilities	$122,554
Other supplemental and cash flow information consisted of the following:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Weighted-average remaining lease term (in years)	8.7	8.6
Weighted-average discount rate	11.8%	9.6%
Cash paid for amounts included in measurement of operating lease liabilities	$15,966	$12,031
ROU assets obtained in exchange for new operating lease liabilities	$25,123	$20,350
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
The Company’s operating lease income consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
AV and ancillary revenue
Operating lease income	$757	$787	$2,012	$4,317
Sublease income	14	75	116	183
	$771	$862	$2,128	$4,500

As of September 30, 2026, future minimum rental payments due to the Company as lessor under operating leases (including subleases) for the periods ending December 31, were as follows:

(in thousands)
2026	$579
2027	2,083
2028	2,083
2029	1,517
2030	952
Thereafter	4,246
$11,460
The components of charging stations and subleased host sites leased to third parties under operating leases, which are included within the Company’s property and equipment, net, and operating lease ROU assets, were as follows as of:

(in thousands)	September 30, 2026	December 31, 2025
Charging stations	$2,194	$13,018
Accumulated depreciation	(1,756)	(3,151)
Property and equipment, net	$438	$9,867

Operating lease ROU assets	$6,445	$2,090

Sales-Type Leases
The Company enters into sales-type leases with third-parties for charging stations. The following table presents amounts included in the condensed consolidated statements of operations related to income generated from sales-type leases:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ancillary revenue	$—	$375	$17,176	$5,644
Other cost of sales	5	(89)	(12,936)	(2,857)
Gross margin	$5	$287	$4,240	$2,787
Minimum discounted lease payments due under sales-type leases were as follows as of September 30, 2026 for the periods ending December 31:

(in thousands)
2026	$720
2027	2,879
2028	2,879
2029	2,879
2030	2,879
2031	2,214
Thereafter	2,647
Total expected sales-type lease payments	17,097
Less: imputed interest	(1,440)
Total net investment in sales-type leases	$15,657
The following table presents amounts included in the condensed consolidated balance sheets related to sales-type leases:

(in thousands)	September 30, 2026
Prepaid and other current assets
Net investment in lease, current	$2,572
Other assets
Net investment in lease, noncurrent	13,085
Total sales-type lease assets	$15,657
During the three months ended September 30, 2026, the Company did not derecognize any leased assets and recognized no net investment in leases under sales-type lease arrangements. No impairments of net investment in lease were recognized during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company derecognized $12.9 million of leased assets and recognized net investment in lease of $17.2 million under sales-type lease arrangements. No impairments of net investment in lease were recognized during the nine months ended September 30, 2026.

Note 5 — Property, Equipment and Software, Net
Property, equipment and software, net, consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Charging stations	$578,280	$545,655
Construction in process	143,005	101,737
Software	28,566	27,913
Office equipment, vehicles and other	2,314	2,118
Total property, equipment and software	752,165	677,423
Less: accumulated depreciation and amortization	278,194	216,676
Property, equipment and software, net	$473,971	$460,747
Depreciation, amortization, impairment expense and loss on disposal of property and equipment, net of insurance recoveries, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales
Depreciation of property and equipment	$21,950	$17,296	$63,929	$53,666
Amortization of capital-build liability	(3,288)	(3,370)	(9,849)	(9,443)
General and administrative expenses
Depreciation of property and equipment	145	178	494	337
Amortization of software	863	1,264	3,041	4,146
Impairment expense[1]	15,883	2,796	21,772	7,412
Loss on disposal of property and equipment, net of insurance recoveries	1,067	1,613	1,874	1,515
	$36,620	$19,777	$81,261	$57,633
1During the three and nine months ended September 30, 2026, we recorded impairment charges and asset write-downs of $10.6 million related to excess and obsolete charging equipment and associated materials recorded within Property, equipment and software, net and Prepaids and other current assets that are no longer expected to be deployed within our charging network.
As of September 30, 2026 and December 31, 2025, property, equipment and software, net, included $294.4 million and $267.7 million of assets pledged as collateral, respectively with $20.4 million and $16.9 million of associated asset retirement obligations, respectively, related to the DOE Loan and Credit Agreement (See Note 8).
Note 6 — Intangible Assets, Net
Intangible assets, net and excluding fully amortized assets, consisted of the following as of September 30, 2026:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(23,204)	$18,296	5.3 years
Developed technology	14,000	(6,428)	7,572	7.8 years
Trade name	5,000	(2,032)	2,968	9.8 years
	$60,500	$(31,664)	$28,836
Intangible assets, net and excluding fully amortized assets, consisted of the following as of December 31, 2025:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Amortization Period
Site Host relationships	$41,500	$(20,611)	$20,889	6.1 years
Developed technology	14,000	(5,673)	8,327	8.5 years
Trade name	5,000	(1,795)	3,205	10.5 years
	$60,500	$(28,079)	$32,421

Amortization of intangible assets was $1.2 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of intangible assets was $3.6 million and $5.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 7 — Asset Retirement Obligations
Asset retirement obligations represent the present value of the estimated costs to remove the charging stations and other equipment and restore the sites to the condition prior to installation. The Company reviews estimates of removal costs on an ongoing basis. Asset retirement obligation activity was as follows:

(in thousands)	September 30, 2026
Beginning balance	$30,868
Liabilities incurred	1,773
Accretion expense	2,211
Liabilities settled	(930)
Ending balance	$33,922
Note 8 — Long-Term Debt
As of September 30, 2026, payments due on long-term debt for the periods ending December 31, were as follows:

(in thousands)
2026	$1,090
2027	4,226
2028	4,018
2029	3,821
2030	87,503
Thereafter	215,908
Long-term debt	$316,566
Amortization of debt issuance costs, net of capitalized interest, is included in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, $18.8 million and $28.6 million, respectively, in deferred issuance costs was included in Prepaids and other current assets and Other assets on the condensed consolidated balance sheets in connection with the DOE Loan and the Credit Agreement, which are defined below.
Total interest expense, before capitalization, related to the Company’s long-term debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest payable and paid-in-kind	$4,675	$2,273	$12,121	$4,633
Amortization of deferred debt issuance costs	574	622	6,317	1,304
Total interest expense, before capitalization	$5,249	$2,895	$18,438	$5,937

During the three months ended September 30, 2026 and 2025, the Company capitalized $0.9 million and $1.0 million, respectively, of amortization and interest expense to property and equipment related to the Company’s long-term debt. During the nine months ended September 30, 2026 and 2025, the Company capitalized $3.0 million and $2.6 million, respectively, of amortization and interest expense to property and equipment related to the Company's long-term debt.
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
As of September 30, 2026, the outstanding balance under the DOE Loan was $229.4 million, which includes $13.5 million in paid-in-kind interest. As of September 30, 2026, Swift Borrower had $409.0 million of principal remaining available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. As of December 31, 2025, the outstanding balance under the DOE Loan was $140.6 million, which includes $5.6 million in paid-in-kind interest. As of December 31, 2025, Swift Borrower had $919.3 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. The weighted average interest rate on amounts outstanding under the DOE Loan as of September 30, 2026 was approximately 5.63%.
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
As of September 30, 2026, the outstanding balance under the Loan was $87.2 million. As of September 30, 2026, Voyager Borrower had $136.4 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of September 30, 2026 was 7.05%.
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

Note 9 — Equity
ATM Program
On November 10, 2022, EVgo entered into a Distribution Agreement with J.P. Morgan Securities LLC, Evercore Group L.L.C. and Goldman Sachs & Co. LLC as sales agents, pursuant to which the Company may sell up to $200.0 million of shares of Class A common stock in “at the market” transactions at prevailing market prices (the “ATM Program”). As of September 30, 2026, the Company had $183.5 million of remaining capacity under the ATM Program. The Company ceased to be eligible to conduct certain delayed or continuous offerings pursuant to Rule 415 under its previous Form S-3 (No. 333-266753) in August 2025.

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
Under the GM Agreement, EVgo is required to install a total of 2,850 charger stalls by June 30, 2028, 86.0% of which were required to be installed by September 30, 2026. Meeting the quarterly milestones will require additional funds beyond the amounts committed by GM, and EVgo may face delays in construction, commissioning or aspects of installation of the charger stalls the Company is obligated to develop. EVgo is also required to maintain network availability (i.e., the percentage of time a charger is operational and available on the network) of at least 97% across Flagship Stalls and 95% across the rest of the GM network. In addition to the capital-build program, EVgo is committed to providing GM EV customers with a certain aggregate amount of charging credits.
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
Purchase Commitments
As of September 30, 2026, EVgo had $51.5 million in outstanding purchase order commitments to EVgo’s contract manufacturers and component suppliers for charging equipment, of which $48.1 million were short-term in nature. In certain instances, EVgo is permitted to cancel, reschedule or adjust these orders. As of September 30, 2026, EVgo also had $5.4 million in real property purchase commitments.
Note 11 — Fair Value Measurements
Derivative instruments

The Company primarily uses derivative instruments to manage its interest rate risk (see Note 12). The Company recognizes derivative instruments in the condensed consolidated balance sheets at fair value and classifies them primarily within Level 2 in the fair value hierarchy.

The following table presents the fair value of the Company's interest rate collar included in the condensed consolidated balance sheets as of the dates presented:

	September 30, 2026
	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Collar	Prepaids and other current assets	$67	Other current liabilities	$—
	Other long-term assets	616	Other long-term liabilities	—
	Total	$683	Total	$—

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
The carrying values of certain accounts such as cash, restricted cash, accounts receivable, prepaids and other current assets, accounts payable and accrued expenses are deemed to approximate their fair values due to their short-term nature. The fair value of the Credit Agreement also closely approximates carrying value due to the variable nature of the debt. There were no assets measured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2026 and December 31, 2025.
The estimated fair value of the DOE Loan was based on Level 3 inputs, which are comprised of interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 30, 2026, the fair value of the DOE Loan was $210.6 million compared to the carrying value of $229.4 million, which excludes deferred debt issuance costs and includes paid-in-kind interest. The DOE Loan was valued using a discounted cash flow model. Assumptions used in the valuation of the DOE Loan were as follows as of September 30, 2026:

September 30, 2026
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2026		December 31, 2025
(in thousands)	Level	Balance	Level	Balance
Cash equivalents
Money market funds	1	$7,125	1	$102,125
Liabilities
Earnout liability	3	$—	3	$22
Warrant liability — Public Warrants	1	—	1	1,121
Warrant liability — Private Placement Warrants	3	—	3	249
Total liabilities		$—		$1,392
The earnout liability was valued using the Monte Carlo simulation methodology. As of September 30, 2026, the earnout liability was zero. Assumptions used in the valuation of the earnout liability at December 31, 2025 were as follows:

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
The Private Placement Warrants expired on July 1, 2026. As of December 31, 2025, the Private Placement Warrants were valued using the Monte Carlo simulation methodology, which is considered a Level 3 fair value measurement. Assumptions used in the valuation of the Private Placement Warrant liability using the Monte Carlo simulation methodology are as follows:

December 31, 2025
Stock price	$2.91
Risk-free interest rate	3.6%
Expected term (in years)	0.5
Expected volatility	120%
Dividend rate	—%
Exercise price	$11.50

The following table presents a reconciliation for all liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Earnout Liability	Private Placement Warrant Liability
Fair value as of December 31, 2025	$22	$249
Change in fair value of liability	(22)	(249)
Fair value as of September 30, 2026	$—	$—

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

In June 2026, the Company entered into an interest rate collar agreement with a notional amount of $35.7 million (subject to amortization per the terms of the agreement). The notional amount as of September 30, 2026 was $35.3 million. The collar became effective on June 30, 2026 and matures on July 23, 2030. Under the terms of the collar, the Company purchased an interest rate cap at a rate of 4.250% and simultaneously sold an interest rate floor at a rate of 3.715%, both referencing 3-month USD SOFR CME Term, with payments due quarterly. The collar was entered into on a zero-cost basis, with no net premium paid or received. The collar effectively limits the Company's interest expense on the hedged notional amount to a range bounded by the floor rate and the cap rate, as follows: (i) if SOFR exceeds the cap rate of 4.250%, the counterparty pays the Company the excess; (ii) if SOFR falls below the floor rate of 3.715%, the Company pays the shortfall; and (iii) if SOFR is between the floor rate and the cap rate, no payment is made by either party.
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
For the three and nine months ended September 30, 2026, the Company recorded an unrealized gain on the interest rate collar of $0.8 million and $0.7 million, respectively. The Company estimates that approximately $0.1 million of gains currently recorded in AOCI will be reclassified to interest expense within the next 12 months as the hedged interest payments are recognized in earnings.
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
The amounts included in AOCI will be reclassified to interest expense should the hedge no longer be considered effective or should the hedged forecasted transactions become probable of not occurring. No amount of ineffectiveness was recorded in net loss for the three and nine months ended September 30, 2026. The Company will continue to assess the effectiveness of the hedge on an ongoing basis.
Accumulated Other Comprehensive Income (Loss)

The following table summarizes activity in AOCI related to the interest rate collar for the periods presented:

(in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Accumulated other comprehensive income (loss) - beginning of period	$(84)	$—
Unrealized gain on interest rate collar, net	767	683
Accumulated other comprehensive income - end of period	$683	$683

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
The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that the tax benefit will not be realized. Management considers all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for the Company’s deferred tax assets, including the generation of future taxable income, the timing of the reversal of deferred tax liabilities and other available material evidence. After consideration of all available evidence, management believes that significant uncertainty exists with respect to the future realization of the Company’s deferred tax assets and has therefore recorded a full valuation allowance against its net deferred tax assets as of September 30, 2026 and December 31, 2025.
The Company files income tax returns in the U.S. federal, state and local jurisdictions and is subject to examination by the various taxing authorities for all periods since its inception due to its tax loss carryforwards. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits for uncertain tax positions, nor any amounts accrued for interest and penalties.
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
On July 4, 2025, H.R. 1, 119th Congress (2025), also referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. In particular, OBBBA led to a sunset of federal incentives for EV purchases after September 30, 2025, and the federal tax credits for alternative fuels such as EV charging terminated for any locations that were placed in service after June 30, 2026. EVgo does not expect OBBBA to have a material impact on its condensed consolidated financial statements due to the full valuation allowance currently being maintained.
During the three and nine months ended September 30, 2026, the Company sold EVgo OpCo’s 2025 30C Tax Credits for proceeds, net of transaction costs, of $7.7 million. The net proceeds attributable to the non-controlling interest of $4.3 million were contributed to EVgo OpCo. During the three and nine months ended September 30, 2025, the Company sold EVgo OpCo’s 2024 30C Tax Credits for proceeds, net of transaction costs, of $14.8 million. The net proceeds attributable to the non-controlling interest of $9.6 million were contributed to EVgo OpCo.

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
As of September 30, 2026, the Company does not expect any cash tax benefit from the tax attributes produced by the redemption and therefore no amounts have been accrued as the liability is not deemed probable. The potential unrecorded tax liability related to the redemption is $33.8 million as of September 30, 2026.
Note 15 — Share-Based Compensation
The following table sets forth the Company’s total share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Other cost of sales	$95	$165	$293	$366
General and administrative expenses	6,432	6,868	13,775	19,192
Total share-based compensation expense	$6,527	$7,033	$14,068	$19,558
2021 Long Term Incentive Plan
The Company’s 2021 Long Term Incentive Plan (the “2021 Incentive Plan”) became effective on July 1, 2021. The 2021 Incentive Plan reserved 33,918,000 shares of the Company’s Class A common stock for issuance to employees, non-employee directors and other service providers pursuant to equity awards granted under the 2021 Incentive Plan. On May 15, 2025, the Company’s stockholders approved an amendment to the 2021 Incentive Plan to reserve an additional 25,000,000 shares of the Company’s Class A common stock. As of September 30, 2026, there were 20,478,625 shares of Class A common stock available for grant. The nonvested performance-based restricted stock units (“PSUs”) previously issued under the 2021 Incentive Plan are subject to under- and over-achievement thresholds. The number of shares remaining available for grant as disclosed in this paragraph was determined based on the number of PSUs whose vesting conditions were considered probable of achievement as of September 30, 2026. The 2021 Incentive Plan will terminate on March 26, 2031, unless terminated earlier by action of the Company’s Board of Directors.

Stock Options
The following table summarizes stock option activity:

(shares in thousands)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	436	$7.53	7.2 years	$18
Outstanding and expected to vest as of September 30, 2026	436	$7.53	6.5 years	$—

Exercisable as of September 30, 2026	396	$8.01	6.4 years	$—
As of September 30, 2026, the Company’s unrecognized share-based compensation expense related to stock options was de minimis, which is expected to be recognized over a weighted average period of 0.1 years. No stock options were granted, forfeited or exercised during the three and nine months ended September 30, 2026.
Restricted Stock Units
Service-Based Awards
The table below represents the Company’s restricted stock units (“RSU”) activity:

(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	16,222	$3.05
Granted	8,329	$1.92
Vested	(6,688)	$3.25
Forfeited	(1,760)	$2.73
Nonvested and outstanding as of September 30, 2026	16,103	$2.42
The total fair value of RSUs vested during the three and nine months ended September 30, 2026 was $2.6 million and $21.8 million, respectively. As of September 30, 2026, the Company’s unrecognized share-based compensation expense related to unvested RSUs was $17.6 million, which is expected to be recognized over a weighted average period of 1.1 years.
Market-Based Awards
The table below represents the Company’s market-based restricted stock units (“MSU”) activity:

(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,113	$2.23
Granted	66	$2.61
Forfeited	(71)	$3.43
Vested	(28)	$2.42
Nonvested as of September 30, 2026	1,080	$2.17

Expected to vest as of September 30, 2026	104	$2.39
No MSUs vested during the three months ended September 30, 2026. The total fair value of MSUs that vested during the nine months ended September 30, 2026 was $0.1 million. As of September 30, 2026, the Company’s unrecognized share-based compensation expense related to unvested MSUs was $0.3 million, which is expected to be recognized over a weighted average period of 1.1 years.
The grant date fair value for the MSUs was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period. The following assumptions were used for the MSU grants issued during the nine months ended September 30, 2026:

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

(shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	3,795	$2.68
Forfeited	(1,130)	$2.57
Nonvested as of September 30, 2026	2,665	$2.73

Expected to vest as of September 30, 2026	2,665	$2.73
There were no PSUs that vested during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company’s unrecognized share-based compensation expense related to unvested PSUs was $2.3 million, which is expected to be recognized over a weighted average period of 1.2 years. The grant date fair value for PSUs was calculated based on the closing price of the Company’s Class A common stock on the grant date.

EVgo Management Holdings, LLC Incentive Units
Following the Holdco Merger and prior to the CRIS Business Combination, all employees of EVgo Services employed at that time received share-based compensation in the form of units in EVgo Management Holdings, LLC (“EVgo Management”) designed to track incentive units issued by EVgo Holdings to EVgo Management (“Incentive Units”). The EVgo Holdings LLCA provides for the issuance of 1,000,000 Incentive Units. Each Incentive Unit grants a profits interest in EVgo Holdings, which can generally be described as a participation interest whose right to receive distributions is determined by the cumulative amount of distributions (cash or in-kind) received by each outstanding Capital Unit in EVgo Holdings up to and including the date of a distribution. Distributions to the Incentive Unit holders are made solely from cash or property of EVgo Holdings. Incentive Unit holders have no claim as to the cash flow or assets of EVgo Holdco or EVgo Services. Presented below is a summary of the activity of the Company’s Incentive Units:

(units in thousands)	Units	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	53	$20.80
Forfeited	(2)	$9.44
Nonvested as of September 30, 2026	51	$21.30
The time vesting Incentive Units (“Time Vesting Incentive Units”) were fully vested in January 2025. As of September 30, 2026, the Company has recognized all share-based compensation expense related to Time Vesting Incentive Units. As of September 30, 2026, unrecognized share-based compensation expense related to unvested sale vesting Incentive Units (“Sale Vesting Incentive Units”) was $1.1 million, which is contingent upon the occurrence of a sale event.
Fixed-Value Awards
In June 2026, the Company granted Fixed-Value Awards with an aggregate total dollar value of $7.1 million, under the 2021 Incentive Plan, which were granted to certain non-executive employees. The Fixed-Value Awards represent the right to receive a specified fixed dollar value in consideration for employee services and do not provide participants with ownership of the Company’s Class A common stock or any shareholder rights prior to settlement. Until settlement, the awards represent obligations of the Company.

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

The table below represents the Company’s Fixed-Value Awards activity:

(in thousands)	Fixed-Value Awards
Outstanding as of June 8, 2026 (initial grant date)	$7,122
Forfeited	(223)
Outstanding and expected to vest as of September 30, 2026	$6,899

As of September 30, 2026, the Company’s unrecognized share-based compensation expense related to unvested Fixed-Value Awards was $4.9 million.
Note 16 — Net Loss Per Share
Basic and diluted earnings per common share (“EPS”) are computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. The Company’s unvested Earnout Shares are considered participating securities because they are legally issued on the grant date and holders have a non-forfeitable right to receive dividends. On July 1, 2026, the Earnout Shares expired upon failure to achieve the vesting conditions.
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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net loss	$(49,207)	$(28,356)	$(132,530)	$(84,404)
Less: net loss attributable to redeemable noncontrolling interest	(28,944)	(15,971)	(75,073)	(47,659)
Net loss attributable to Class A common stockholders	(20,263)	(12,385)	(57,457)	(36,745)
Less: net loss attributable to participating securities	(1)	(66)	(196)	(197)
Net loss attributable to Class A common stockholders, basic and diluted	$(20,262)	$(12,319)	$(57,261)	$(36,548)

Denominator
Weighted average Class A common stock outstanding	141,022	134,708	140,260	133,816
Weighted average unvested Earnout Shares outstanding	(8)	(719)	(479)	(719)
Weighted average Class A common stock outstanding, basic and diluted	141,014	133,989	139,781	133,097

Net loss per share attributable to Class A common stockholders, basic and diluted	$(0.14)	$(0.09)	$(0.41)	$(0.27)
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

	Three and Nine Months Ended September 30,
(in thousands)	2026	2025
Public Warrants	—	14,949
Private Placement Warrants	—	3,149
RSUs	16,103	16,888
MSUs	104	236
PSUs	2,665	1,905
Stock options	436	436
	19,308	37,563
Additionally, the unvested Earnout Shares were excluded from the computation of diluted EPS since the volume-weighted average price of the share did not equal or exceed at least $15.00. These shares are included in the weighted-average calculation through July 1, 2026, at which point they expired. There were 1.0 million MSUs that were excluded from the computation of diluted EPS as their market vesting conditions had not yet been met as of September 30, 2026 and 2025. There were 0.7 million and 1.9 million PSUs that were excluded from the computation of diluted EPS as their performance conditions had not yet been met as of September 30, 2026 and 2025, respectively.
Note 17 — Redeemable Noncontrolling Interest
As of September 30, 2026, EVgo Holdings held 172,800,000 EVgo OpCo Units in EVgo OpCo and as of December 31, 2025, EVgo Holdings held 172,800,000 EVgo OpCo Units in EVgo OpCo (reflecting the exclusion of 718,750 shares of Class A common stock held by other entities that were subject to possible forfeiture) and the same number of shares of Class B common stock, representing a 55.1% and 56.2% interest, respectively, in the Company. EVgo

Holdings is entitled to one vote per share of Class B common stock but is not entitled to receive dividends or any assets upon liquidation, dissolution, distribution or winding-up of the Company. Each EVgo OpCo Unit is redeemable, together with one share of Class B common stock, for either one share of Class A common stock or, at EVgo OpCo’s election, the cash equivalent market value of one share of Class A common stock in accordance with the terms of the EVgo OpCo A&R LLC Agreement.
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

The following is a reconciliation of changes in the redeemable noncontrolling interest:

(in thousands)
Balance as of December 31, 2025	$502,848
Contributions from redeemable noncontrolling interest	4,345
Net loss attributable to redeemable noncontrolling interest	(75,073)
Unrealized gain on interest rate collar attributable to redeemable noncontrolling interest	376
Adjustment to revise redeemable noncontrolling interest to its redemption value at period-end	(168,795)
Balance as of September 30, 2026	$263,701
Note 18 — Subsequent Events
Unsolicited Take Private Proposal

On November 2, 2026, the Company’s Board of Directors received an unsolicited and non-binding proposal (the “Proposal”) from LS Power Equity Advisors, LLC and certain of its affiliates (collectively, “LS Power”) to acquire all of the outstanding shares of the Company’s Class A common stock not currently owned by LS Power for a cash consideration of $2.00 per share.

The Board has established a special committee composed of independent and disinterested directors to review and evaluate the Proposal. The special committee is authorized to retain independent advisors, including independent legal and financial advisors, to assist it in its work. No decisions have been made with respect to the Company’s response to the Proposal. There can be no assurance that any definitive agreement relating to any proposed transaction will be executed or as to the terms thereof, or that any transaction will be approved or consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report and the audited consolidated financial statements and related notes thereto as of and for the years ended December 31, 2025 and 2024 contained in the Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve numerous risks, uncertainties, and assumptions that could cause our actual results to differ materially from our expectations due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.
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
Recent Developments

Unsolicited Take Private Proposal
On November 2, 2026, our Board of Directors received the Proposal from LS Power. LS Power currently holds approximately 56% of the combined voting power of our outstanding common stock. A copy of the Proposal was filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on November 2, 2026.
The Board has established a special committee composed of independent and disinterested directors to review and evaluate the Proposal. The special committee is authorized to retain independent advisors, including independent legal and financial advisors, to assist it in its work. No decisions have been made with respect to our response to the Proposal. There can be no assurance that any definitive agreement relating to any proposed transaction will be executed or as to the terms thereof, or that any transaction will be approved or consummated. We do not intend to comment further or disclose any developments regarding the Proposal unless and until we deem further disclosure is appropriate or required. For additional information, see Part II, Item 1A, “Risk Factors” in this Quarterly Report.
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
The following table presents network throughput and the number of DC Stalls on the EVgo Public Network:

	September 30,
	2026	2025
Network throughput (GWh) on the EVgo Public Network for the three months ended	103	95
Network throughput (GWh) on the EVgo Public Network for the nine months ended	293	267
Number of DC Stalls on the EVgo Owned Public Network (in thousands) as of	4.0	3.6

Factors Affecting Our Operating Results
We believe that our performance and future success depend on a number of factors, including those discussed below and in Part II, Item 1A, “Risk Factors.”
Factors Affecting Throughput

EV Sales
Our revenue growth is largely a result of the adoption and continued acceptance and usage of passenger and commercial EVs, which we believe drives the demand for electricity, charging infrastructure and charging services. The market for EVs is still rapidly evolving and, although demand for EVs has generally grown in recent years, new EV sales in the U.S. have declined year over year since the expiration of the federal EV tax credit on September 30, 2025, and there is no guarantee of such future demand. Third-party industry forecasts for the number of battery electric vehicles in operation in the United States have been revised downward over the past several quarters, reflecting, among other factors, the impact of changes in government incentive programs, including the enactment of the OBBBA and the termination of the 30C income tax credit. The pace of new customer additions to our network has also moderated in recent quarters, consistent with these broader market trends. While EV adoption is expected to continue to grow, the pace of that growth may be slower than previously anticipated, which could affect the near-term demand for our charging services and the rate at which we realize expected returns on our infrastructure investments. Factors impacting the adoption of EVs include perceptions about EV features, quality, safety, performance and cost; perceptions about the limited range over which EVs may be driven on a single battery charge; availability of services for EVs; consumers’ perception about the convenience, speed, reliability and cost of EV charging; volatility in the price of gasoline and diesel; EV supply chain shortages and disruptions including, but not limited to, availability of certain components (e.g., semiconductors and critical raw materials necessary for the production of EVs and EV batteries), the ability of EV OEMs to ramp-up EV production and/or allocate sufficient quantities of EV models to the U.S. market; domestic content requirements or other policy constraints; availability of batteries and battery materials; availability, cost and desirability of other alternative fuel vehicles, including plug-in hybrid EVs and high fuel-economy gasoline and diesel-powered vehicles; increases in fuel efficiency; regulations applicable to vehicle emissions and fuel economy; and availability of federal and state credits for EV purchases. In addition, macroeconomic factors could impact demand for EVs, particularly since the sales price of EVs can be more expensive than traditional gasoline-powered vehicles. If the market for EVs does not develop as expected or if there is any further slowdown or delay in overall adoption of EVs, our business, financial condition and results of operations may be materially and adversely affected.
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
Technology Risks
We rely on numerous internally developed technologies, including through a joint development agreement with Delta, and externally sourced hardware and software technologies to operate our network and generate earnings. We engage a variety of third-party vendors for non-proprietary hardware and software components and software-as-a-service elements. As a result of any defects, errors, bugs, malfunctions, or excessive wear to these hardware and/or software components, our stall availability and/or performance may be impacted, which could materially and adversely affect our business, financial condition and results of operations. Our ability to continue to integrate our technology stack with technological advances in the wider EV ecosystem including EV model characteristics, charging standards, charging hardware, software and battery chemistries and value-added customer services will determine our sustained competitiveness in offering charging services. There is a risk that some or all of the components of the EV technology ecosystem will become obsolete and that we will be required to make significant investments to continue to effectively operate our business. For example, SAE International, a standards-developing organization for automotive engineering professionals, approved the SAE J3400 industry standard (also known as NACS) for production. We began adding NACS connectors to our fast-charging network in early 2025 and intend to continue this effort; however, continued integration of NACS connectors in future charger installations and on certain existing chargers will require investment and management attention to select chargers which properly balance expectations of existing customers while attracting new users who prefer to use NACS connectors.
Management believes that our business model is well-positioned to enable us to remain technology-, vendor- and OEM-agnostic over time and allow the business to remain competitive regardless of long-term technological shifts in EVs, batteries or modes of charging.
Seasonality
We believe that EV charging is subject to seasonality related to driving, travel and economic activity that impacts demand for charging. For example, Americans typically drive more miles in the summer months and fewer in the winter months, especially in January and February. We base certain assumptions about our business on our expectations regarding the seasonality of driver behavior. Utilization in the summer of 2026 was below our expectations, which adversely affected our results of operations for the quarter ended September 30, 2026. See “–Throughput per Stall Drivers” below. If utilization does not meet our expectations in future periods, particularly in the peak summer months, our business and results of operations may be adversely affected. Our rideshare drivers also typically experience lower activity levels in the first quarter. Lastly, we experience seasonality in our electric costs as many electric utilities charge higher rates in the summer (typically defined as a four-month period starting in June), than the rest of the year.

Throughput per Stall Drivers
Daily throughput per stall measures the average kilowatt-hours dispensed per stall per day. It is a key driver of our charging network revenue and gross margin. Because we sell electricity to drivers primarily on a per-kWh basis, higher throughput directly increases charging revenue, and because many of our costs per stall are fixed, higher throughput spreads those costs over more kWhs and improves gross margin. Throughput also guides where and how we deploy new stalls. Total public network throughput increased 8% to 103 GWh in the third quarter of 2026, from 95 GWh in the third quarter of 2025, reflecting our larger network. However, due to unexpected weaker demand that became apparent in the late summer driving season and lower utilization at our lower-power legacy stalls and certain mature sites, throughput was below our expectations, resulting in throughput per stall of 283 kWh in the third quarter of 2026, down 4% from 295 kWh in the third quarter of 2025. Part of the decline reflects the expiration of OEM charging credits, which certain automakers provided to purchasers of their new vehicles as complimentary charging on our network. Those sessions have historically been the lowest-margin part of our charging business, and most of these programs are winding down. Throughput from OEM charging credits fell to 13 kWh per stall per day in the third-quarter of 2026 from 42 kWh in the third quarter of 2025. Excluding these credits, daily throughput per stall rose 7%, to 270 kWh from 253 kWh.
Site Design
Our charging revenue is driven primarily by the number of stalls in operation and daily throughput per stall, which depends significantly on the quality of our sites and our site selection, including proximity to retail, restaurants and other everyday destinations where drivers already spend time, the strength of our site host relationships and the number of stalls and charging power at each site. Our higher-power stalls have generally delivered higher throughput per stall than our lower-power legacy equipment, and we are focusing our deployment on larger sites, with an average of approximately nine stalls per site, in locations we expect to support higher throughput per site, while removing lower-power legacy equipment under our Renew program. As a result, we expect to open fewer new sites in the near term than we have historically. Site size and connector mix also affect both the capital cost of a site and the throughput it can support. As described under “–Technology Risks,” we offer both NACS and CCS connectors on our network, and the mix of connector types at a site influences the share of EV drivers who can use it. In August 2026, we entered into an agreement with Tesla under its Supercharger for Business program to deploy EVgo-owned and branded Tesla V4 Superchargers (“EVgo Superchargers”) on our network. However, the pace at which EVgo Supercharger sites come online depends on factors outside our control, and these sites have come online more slowly than we anticipated. Further delays could adversely affect our business and results of operations.
Industry & Global Trends
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
Government Programs & Regulatory Credits
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
The OBBBA, signed into law on July 4, 2025, makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Apart from its effect on EV demand discussed under “EV Sales,” we currently do not expect the tax provisions of the OBBBA, including the sunset of the 30C income tax credit for EV charging that took place on June 30, 2026, to have a material direct impact on our condensed consolidated financial statements.
Additional legislative or regulatory actions by the current administration or the 119th Congress, if pursued, could impact the availability or value of these incentives. Further, the impact of government EV initiatives, including regulatory requirements and restrictions that may impact our ability and our competitors' ability to take advantage of such initiatives, cannot be known with any certainty at this time, and we may not reap any or all of the expected benefits of these initiatives if material changes are made to these laws or the regulations, which could negatively affect the EV market and adversely impact our business operations and expansion potential.
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

Results of Operations for the Three Months Ended September 30, 2026 and 2025
The table below presents our results of operations:

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenue
Total charging network	$71,788	$55,785	$16,003	29%
Non-charging network
eXtend	16,200	31,913	(15,713)	(49)%
AV and ancillary	3,429	4,601	(1,172)	(25)%
Total non-charging network	19,629	36,514	(16,885)	(46)%
Total revenue	91,417	92,299	(882)	(1)%
Cost of sales
Charging network	43,813	36,136	7,677	21%
Other	15,334	29,677	(14,343)	(48)%
Depreciation, net of capital-build amortization	18,662	13,926	4,736	34%
Total cost of sales	77,809	79,739	(1,930)	(2)%
Gross profit	13,608	12,560	1,048	8%
Operating expenses
General and administrative	60,150	43,402	16,748	39%
Depreciation, amortization and accretion	2,902	3,242	(340)	(10)%
Total operating expenses	63,052	46,644	16,408	35%
Operating loss	(49,444)	(34,084)	(15,360)	45%
Other (expense) income, net
Interest expense	(4,326)	(1,905)	(2,421)	127%
Interest income	1,383	1,843	(460)	(25)%
Other expense, net	(3)	(2)	(1)	50%
Change in fair value of warrant liabilities	168	574	(406)	(71)%
Total other (expense) income, net	(2,778)	510	(3,288)	(645)%
Loss before income tax benefit	(52,222)	(33,574)	(18,648)	56%
Income tax benefit	3,015	5,218	(2,203)	(42)%
Net loss	(49,207)	(28,356)	(20,851)	74%
Net loss attributable to redeemable noncontrolling interest	(28,944)	(15,971)	(12,973)	81%
Net loss attributable to Class A common stockholders	$(20,263)	$(12,385)	$(7,878)	64%

Gross margin	14.9%	13.6%
Operating margin	(54.1)%	(36.9)%
Network throughput (GWh) on the EVgo Public Network	103	95
Number of DC Stalls on the EVgo Public Network (in thousands) as of	4.0	3.6
_______________________________________________________________________________________________
* Percentage greater than 999% or not meaningful.

Revenue

Total revenue for the three months ended September 30, 2026 decreased $0.9 million, or 1%, to $91.4 million compared to $92.3 million for the three months ended September 30, 2025. As further discussed below, the decrease in total revenue was primarily due to a $15.7 million decrease in eXtend revenue and a $1.2 million decrease in AV and ancillary revenue, partially offset by a $16.0 million increase in charging network revenue.
Total Charging Network. Total charging network increased $16.0 million, or 29%, to $71.8 million for the three months ended September 30, 2026 compared to $55.8 million for the three months ended September 30, 2025. Period-over-period growth was primarily due to a $8.6 million increase in network revenue, OEM, due to increased breakage revenue, and to a lesser extent, increased marketing revenue, a $4.4 million increase in retail charging revenue, primarily attributable to higher pay-per-use revenue, and to a lesser extent, increased retail charging usage, and a $3.9 million increase in regulatory credit sales, due to increased prices, as well as the sale of regulatory credits outside of California.
eXtend Revenue. eXtend revenue for the three months ended September 30, 2026 decreased $15.7 million, or 49%, to $16.2 million compared to $31.9 million for the three months ended September 30, 2025. The decrease was primarily due to a $13.8 million decrease in construction revenue, due to lower construction project activity and a $2.6 million decrease in equipment sales reflecting lower equipment needs relative to the prior period, partially offset by a $1.2 million increase in operating and maintenance revenue.
AV and Ancillary Revenue. AV and ancillary revenue for the three months ended September 30, 2026 decreased $1.2 million, or 25%, to $3.4 million compared to $4.6 million for the three months ended September 30, 2025. The decrease was primarily due to a $0.8 million decrease in revenue recognized on equipment sales in the prior period that did not recur in the current period and a $0.4 million decrease in revenue recognized from sales-type lease arrangements with dedicated fleet customers in the prior period that did not recur in the current period.
Cost of Sales
Charging Network. Charging network cost of sales for the three months ended September 30, 2026 increased $7.7 million, or 21%, to $43.8 million compared to $36.1 million for the three months ended September 30, 2025. The increase in charging network cost of sales was primarily due to a $4.2 million increase in energy costs from higher throughput, as well as an increase in utility rates and a $3.5 million increase in non-energy costs, resulting primarily from increased maintenance activities, rent and related expenses due to the growth of our network.
Other. Other cost of sales for the three months ended September 30, 2026 decreased $14.3 million, or 48%, to $15.3 million compared to $29.7 million for the three months ended September 30, 2025. The decrease in other cost of sales was primarily due to a $13.4 million decrease in eXtend cost of sales due to lower construction project activity and lower equipment sales and a $0.7 million decrease related to an equipment sale in the prior period that did not recur in the current period.
Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the three months ended September 30, 2026 increased $4.7 million, or 34%, to $18.7 million compared to $13.9 million for the three months ended September 30, 2025 due to the growth of our charging network.
Gross Profit and Gross Margin
Gross profit for the three months ended September 30, 2026 increased $1.0 million to $13.6 million, compared to $12.6 million for the three months ended September 30, 2025. Gross margin for the three months ended September 30, 2026 and 2025 was 14.9% and 13.6%, respectively.
Operating Expenses
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2026 increased $16.7 million, or 39%, to $60.2 million compared to $43.4 million for the three months ended September 30, 2025. The increase was primarily driven by a $13.1 million increase in impairment expense, reflecting an equipment write-off and, to a lesser extent, charges related to abandoned projects, as well as a $1.5 million increase in payroll costs, due to increased headcount, and a $0.9 million increase in software costs.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the three months ended September 30, 2026 decreased $0.3 million, or 10%, to $2.9 million compared to $3.2 million for the three months ended September 30, 2025. The decrease was primarily due to a $0.4 million decrease in amortization related to software and a $0.1 million decrease in amortization related to intangible assets, partially offset by a $0.2 million increase in accretion expense.
Operating Loss and Operating Margin
During the three months ended September 30, 2026, we had an operating loss of $49.4 million, an increase of $15.4 million, or 45%, compared to $34.1 million for the three months ended September 30, 2025. Operating margin for the three months ended September 30, 2026 was negative 54.1% compared to negative 36.9% for the three months ended September 30, 2025 primarily due to reduced gross profit and reduced leveraging of operating expenses.
Interest Expense
Interest expense for the three months ended September 30, 2026 increased $2.4 million, or 127%, to $4.3 million compared to $1.9 million for the three months ended September 30, 2025. The increase was due to higher interest expense incurred related to the DOE Loan and Credit Agreement, which is presented net of amounts capitalized to property and equipment, due to higher debt balances on both the DOE Loan and Credit Agreement.
Interest Income
Interest income for the three months ended September 30, 2026 decreased $0.5 million, or 25%, to $1.4 million compared to $1.8 million for the three months ended September 30, 2025. The decrease was primarily due to lower cash balances during the three months ended September 30, 2026 compared to the same prior-year period.
Other Expense, Net
Other expense, net, for the three months ended September 30, 2026 and 2025 was de minimis.
Changes in Fair Values of Warrant and Earnout Liabilities
For the three months ended September 30, 2026, there was a $0.2 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $0.6 million gain for the three months ended September 30, 2025. The change between periods was primarily due to a decrease in the fair value of the warrant and earnout liabilities during the three months ended September 30, 2026 compared to the same prior-year period. The Public Warrants and the Private Placement Warrants expired July 1, 2026. See “Part I, Item 1: Financial Statements — Note 11 — Fair Value Measurements” for more information.
Income Tax Benefit, Net
Income tax benefit, net for the three months ended September 30, 2026 decreased $2.2 million, or 42%, to $3.0 million compared to $5.2 million for the three months ended September 30, 2025. The income tax benefit for the three months ended September 30, 2026 was due to the benefit realized from the net proceeds received from the transfer of EVgo OpCo’s 2025 30C income tax credits and the income tax benefit for the three months ended September 30, 2025 was due to the benefit realized from the net proceeds received from the transfer of EVgo OpCo’s 2024 30C income tax credits. As of September 30, 2026 and 2025, we maintained a full valuation allowance on our net deferred tax assets.
Net Loss Attributable to Class A Common Stockholders
Net loss attributable to Class A common stockholders for the three months ended September 30, 2026 was $20.3 million, compared to $12.4 million for the three months ended September 30, 2025. The increase was primarily driven by a $15.4 million increase in operating loss and a $2.4 million increase in interest expense, partially offset by a $13.0 million increase in net loss attributable to redeemable noncontrolling interest.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The table below presents our results of operations:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenue
Total charging network	$188,926	$154,711	34,215	22%
Non-charging network
eXtend	67,404	92,786	(25,382)	(27)%
AV and ancillary	27,266	18,119	9,147	50%
Total non-charging network	94,670	110,905	(16,235)	(15)%
Total revenue	283,596	265,616	17,980	7%
Cost of sales
Charging network	118,659	98,290	20,369	21%
Other	76,949	87,312	(10,363)	(12)%
Depreciation, net of capital-build amortization	54,080	44,223	9,857	22%
Total cost of sales	249,688	229,825	19,863	9%
Gross profit	33,908	35,791	(1,883)	(5)%
Operating expenses
General and administrative	150,513	122,626	27,887	23%
Depreciation, amortization and accretion	9,332	11,461	(2,129)	(19)%
Total operating expenses	159,845	134,087	25,758	19%
Operating loss	(125,937)	(98,296)	(27,641)	28%
Other (expense) income, net
Interest expense	(15,449)	(3,331)	(12,118)	364%
Interest income	4,196	5,255	(1,059)	(20)%
Other income (expense), net	15	(2)	17	(850)%
Change in fair value of earnout liability	22	568	(546)	(96)%
Change in fair value of warrant liabilities	1,370	6,278	(4,908)	(78)%
Total other (expense) income, net	(9,846)	8,768	(18,614)	(212)%
Loss before income tax benefit	(135,783)	(89,528)	(46,255)	52%
Income tax benefit	3,253	5,124	(1,871)	(37)%
Net loss	(132,530)	(84,404)	(48,126)	57%
Less: net loss attributable to redeemable noncontrolling interest	(75,073)	(47,659)	(27,414)	58%
Net loss attributable to Class A common stockholders	$(57,457)	$(36,745)	$(20,712)	56%

Gross margin	12.0%	13.5%
Operating margin	(44.4)%	(37.0)%
Network throughput (GWh) on the EVgo Public Network	293	267
Number of DC Stalls on the EVgo Public Network (in thousands) as of	4.0	3.6
_______________________________________________________________________________________________
* Percentage greater than 999% or not meaningful.

Revenue
Total revenue for the nine months ended September 30, 2026 increased $18.0 million, or 7%, to $283.6 million compared to $265.6 million for the nine months ended September 30, 2025. As further discussed below, the increase in revenue was primarily due to a $34.2 million increase in charging network revenue and a $9.1 million increase in AV and ancillary revenue, partially offset by a $25.4 million decrease in eXtend revenue.

Total Charging Network. Total charging network increased $34.2 million, or 22%, to $188.9 million for the nine months ended September 30, 2026 compared to $154.7 million for the nine months ended September 30, 2025. Period-over-period growth was primarily due to a $17.0 million increase in network revenue, OEM due to increased breakage revenue, as well as increased marketing revenue, a $13.2 million increase in retail charging revenue due to an increase in overall retail network usage, due to increased throughput volume, and to a lesser extent, increases in pricing and a $6.6 million increase in regulatory credit sales due to increased pricing, as well as increased throughput resulting in additional credit generation and improved market prices, partially offset by a $8.3 million decrease in charging revenue, OEM due to a reduction in eligible customers, as certain OEM agreements expired.
eXtend Revenue. eXtend revenue for the nine months ended September 30, 2026 decreased $25.4 million, or 27%, to $67.4 million compared to $92.8 million for the nine months ended September 30, 2025. The decrease was primarily due to a $17.0 million decrease in equipment sales reflecting lower equipment needs relative to the prior period and a $9.9 million decrease in construction revenue due to lower construction project activity.
AV and ancillary Revenue. AV and ancillary revenue for the nine months ended September 30, 2026 increased $9.1 million, or 50%, to $27.3 million compared to $18.1 million for the nine months ended September 30, 2025. The increase was primarily due to a $11.5 million increase in revenue recognized from sales-type lease arrangements with dedicated fleet customers, partially offset by a $1.2 million decrease in operating lease revenue and a $0.9 million decrease in revenue recognized on equipment sales in the prior period that did not recur in the current period.
Cost of Sales
Charging Network. Charging network cost of sales for the nine months ended September 30, 2026 increased $20.4 million, or 21%, to $118.7 million compared to $98.3 million for the nine months ended September 30, 2025. The increase in charging network cost was primarily due to a $10.3 million increase in non-energy costs resulting primarily from increased maintenance activities, rent and related expenses due to the growth of our network and a $9.9 million increase in energy costs from higher throughput, as well as additional costs from utility rate increases.
Other. Other cost of sales for the nine months ended September 30, 2026 decreased $10.4 million, or 12%, to $76.9 million compared to $87.3 million for the nine months ended September 30, 2025. The decrease in other cost of sales was primarily due to a $19.5 million decrease in costs to support our eXtend revenue, partially offset by a $10.1 million increase in costs of sales related to revenue recognized from a sales-type lease arrangement with dedicated fleet customers.
Depreciation, Net of Capital-Build Amortization. Depreciation, net of capital-build amortization, for the nine months ended September 30, 2026 increased $9.9 million, or 22%, to $54.1 million compared to $44.2 million for the nine months ended September 30, 2025 due to the growth of our charging network.
Gross Profit and Gross Margin
Gross profit for the nine months ended September 30, 2026 decreased $1.9 million to $33.9 million, compared to $35.8 million for the nine months ended September 30, 2025. Gross margin for the nine months ended September 30, 2026 and 2025 was 12.0% and 13.5%, respectively.
Operating Expenses
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2026 increased $27.9 million, or 23%, to $150.5 million compared to $122.6 million for the nine months ended September 30, 2025. The increase was primarily driven by a $14.4 million increase in impairment expense reflecting an equipment write-off and, to a lesser extent, charges related to abandoned projects, a $3.1 million increase in payroll costs due to increased headcount, a $2.9 million increase in software costs, a $1.8 million increase in project expenses, a $1.6 million increase in bad debt expense, and a $1.5 million increase in marketing and advertising expense.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses for the nine months ended September 30, 2026 decreased $2.1 million, or 19%, to $9.3 million compared to $11.5 million for the nine months ended September 30, 2025. The decrease was primarily due to a $1.5 million decrease in amortization related to intangible assets, a $1.1 million decrease in amortization related to software, partially offset by a $0.4 million increase in accretion.

Operating Loss and Operating Margin
During the nine months ended September 30, 2026, we had an operating loss of $125.9 million, an increase of $27.6 million, or 28%, compared to $98.3 million for the nine months ended September 30, 2025. Operating margin for the nine months ended September 30, 2026 was negative 44.4% compared to negative 37.0% for the nine months ended September 30, 2025 primarily due to reduced gross profit and reduced leveraging of operating expenses.
Interest Expense
Interest expense for the nine months ended September 30, 2026 increased $12.1 million, or 364%, to $15.4 million, compared to $3.3 million for the nine months ended September 30, 2025. The increase was primarily due to the write-off of debt issuance costs resulting from the amendment of the DOE Loan during the second quarter of 2026, as well as higher interest expense incurred related to the DOE Loan and Credit Agreement, which is presented net of amounts capitalized to property and equipment, due to higher debt balances on both the DOE Loan and Credit Agreement.
Interest Income
Interest income for the nine months ended September 30, 2026 decreased $1.1 million, or 20%, to $4.2 million compared to $5.3 million for the nine months ended September 30, 2025. The decrease was primarily due to lower cash balances, combined with lower interest rates during the nine months ended September 30, 2026 compared to the same prior-year period.
Other Income (Expense), Net
Other income (expense), net, for the nine months ended September 30, 2026 and 2025 was de minimis.
Changes in Fair Values of Warrant and Earnout Liabilities
For nine months ended September 30, 2026, there was a $1.4 million gain resulting from the change in fair values of warrant and earnout liabilities compared to a $6.8 million gain for the nine months ended September 30, 2025. The change between periods was primarily due to a smaller decrease in the fair value of the warrant and earnout liabilities during the nine months ended September 30, 2026 compared to the same prior-year period. The Public Warrants and the Private Placement Warrants expired July 1, 2026. See “Part I, Item 1: Financial Statements — Note 11 — Fair Value Measurements” for more information.
Income Tax Benefit, Net
For the nine months ended September 30, 2026, our income tax benefit was $3.3 million compared to income tax benefit of $5.1 million for the nine months ended September 30, 2025. The income tax benefit for the nine months ended September 30, 2026 was due to the benefit realized from the net proceeds received from the transfer of EVgo OpCo’s 2025 30C income tax credits and the income tax benefit for the nine months ended September 30, 2025 was due to the benefit realized from the net proceeds received from the transfer of EVgo OpCo’s 2024 30C income tax credits. As of September 30, 2026 and 2025, we maintained a full valuation allowance on our net deferred tax assets.
Net Loss Attributable to Class A Common Stockholders
Net loss attributable to Class A common stockholders for the nine months ended September 30, 2026 was $57.5 million, compared to $36.7 million for the nine months ended September 30, 2025. The increase was primarily driven by a $27.6 million increase in operating loss, a $12.1 million increase in interest expense and a $5.5 million increase in gain from changes in the fair value of warrant and earnout liabilities, partially offset by a $27.4 million increase in net loss attributable to redeemable noncontrolling interest.
Liquidity and Capital Resources
We have a history of operating losses and negative operating cash flows. As of September 30, 2026, we had $167.5 million of cash, cash equivalents and restricted cash and working capital of $112.3 million. As of December 31, 2025, we had $210.7 million of cash, cash equivalents and restricted cash and working capital of $161.2 million. Our net cash outflow for the nine months ended September 30, 2026 was $43.3 million. We believe our cash, cash equivalents, and restricted cash on hand as of September 30, 2026 are sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the filing date of this Quarterly Report.
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
As of September 30, 2026, the outstanding balance under the DOE Loan was $229.4 million, which includes $13.5 million in paid-in-kind interest. As of September 30, 2026, Swift Borrower had $409.0 million of principal available to borrow under the DOE Loan, subject to the satisfaction of conditions contained in the Guarantee Agreement. The weighted average interest rate on the outstanding amounts under the DOE Loan as of September 30, 2026 was 5.63%.

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
As of September 30, 2026, the outstanding balance under the Loan was $87.2 million. As of September 30, 2026, Voyager Borrower had $136.4 million of principal remaining available to borrow under the Commitments, subject to the satisfaction of customary conditions. The weighted average interest rate on the outstanding amounts under the Credit Agreement as of September 30, 2026 was 7.05%.
30C Tax Credits
The Company has historically benefitted from the availability of 30C income tax credits, which effectively subsidizes the cost of placing our charging stations in service. The IRA revised the 30C income tax credits to extend the credit until December 31, 2032, introduce the concept of transferability of such tax credits, expand the credit such that it is capped at $100,000 per item and increase eligibility requirements to require installation of EV charging stations in certain census tracts along with meeting prevailing wage and apprenticeship requirements, among other changes. The OBBBA accelerated the phase-out of IRA credits and 30C income tax credits expired on June 30, 2026 for any property placed in service after that date. During the three months ended September 30, 2026, the Company sold EVgo OpCo’s 2025 30C income tax credits. Net cash proceeds for the 2025 credits were approximately $7.7 million.
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
Cash Flows
The following table summarizes our consolidated cash flows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows used in operating activities	$(57,084)	$(18,985)
Cash flows used in investing activities	(99,124)	(67,319)
Cash flows provided by financing activities	112,913	166,926
Net (decrease) increase in cash, cash equivalents and restricted cash	$(43,295)	$80,622
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2026 was $57.1 million compared to cash used in operating activities of $19.0 million for the nine months ended September 30, 2025. This increase in cash used in operating activities of $38.1 million was primarily attributable to a $48.1 million increase in net loss and a change in net cash outflows of $21.9 million resulting from changes in our operating assets and liabilities, partially offset by a change in non-cash charges of $31.9 million.

The main drivers of the changes in operating assets and liabilities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were a $26.5 million increase in cash used for deferred revenue, from increased amortization of revenue, and a $8.7 million increase in cash used for accrued liabilities, partially offset by a $7.2 million decrease in cash used for prepaids and other current assets and other assets and a $3.5 million increase in cash provided by accounts receivable, as collections from customers outpaced new billings.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026 was $99.1 million, compared to $67.3 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in capital expenditures compared to the prior year.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026 was $112.9 million compared to $166.9 million for the nine months ended September 30, 2025. The decrease was driven primarily by a $50.0 million change in proceeds from long-term debt, a $5.2 million decrease in contribution from redeemable noncontrolling interest and a $4.4 million decrease in payments from capital-build funding, partially offset by a $8.3 million decrease in payments of deferred debt issuance costs compared to the same prior-year period.
Our working capital as of September 30, 2026 was $112.3 million, compared to $161.2 million as of December 31, 2025. The decrease was driven primarily by a $48.6 million decrease in cash and cash equivalents and restricted cash, current and a $10.8 million decrease in accounts receivable, net, partially offset by a $8.9 million decrease in deferred revenue, current and a $6.9 million decrease in accrued liabilities.
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
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of September 30, 2026.

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
Recent Accounting Pronouncements
For a discussion of our recently adopted accounting pronouncements, see Part I, Item 1, “Financial Statements — Note 2 — Summary of Significant Accounting Policies” as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk primarily relates to fluctuating interest rates under our Credit Agreement.
Interest Rate Risk
We are exposed to interest rate risk on our variable rate borrowings under our Credit Agreement, which bears interest at SOFR plus an applicable margin. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We currently use an interest rate collar to manage our exposure to interest rate changes. We have designated the interest rate collar as a cash flow hedge for accounting purposes. Accordingly, the earnings impact of the collar is recorded upon the recognition of the interest related to the hedged debt. There was no significant ineffectiveness for the three months ended September 30, 2026.
In June 2026, we entered into an interest rate collar with an initial notional amount of approximately $35.7 million (subject to amortization), effective June 30, 2026 and maturing July 23, 2030. The collar caps our exposure to SOFR at 4.250% and establishes a floor of 3.715%. The collar was entered into on a zero-cost basis, with no net premium paid or received.
Taking our interest rate collar into account, a sensitivity analysis of the impact on our variable rate under our Credit Agreement to a hypothetical 100 basis point increase in SOFR for the three months ended September 30, 2026 would not have a material impact on the quarterly interest expense. To the extent SOFR exceeds the cap rate of 4.250%, the collar would offset the incremental interest cost above that level for the hedged notional amount.

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
Under the supervision of our Board of Directors and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, or the “certifying officers,” we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. The certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2026; accordingly, we are implementing additional policies and procedures to remediate these shortcomings as outlined in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for year ended December 31, 2025.
Notwithstanding the identified material weaknesses, we believe the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Other than the remediation progress described in Part II, Item 9A, “Controls and Procedures” in the Annual Report, there has been no substantial changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The material weaknesses were due to a lack of a sufficient number of trained resources to identify the underlying data and reports relied upon in our financial reporting process and to sufficiently design, implement or operate process level controls, including controls to validate the completeness and accuracy of underlying data and reports. We also did not have an effective information and communication process to identify, capture, and process relevant information necessary for financial reporting. Further, there was insufficient monitoring to ensure the appropriateness of control design and implementation and to ensure the appropriateness of the level of documentation maintained to support the operation of internal controls. We are committed to remediating the material weaknesses and continue to execute on the remediation plan as described in Part II, Item 9A, “Controls and Procedures” in the Annual Report.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be a party to legal proceedings or subject to claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, any of which have affected or could materially adversely affect our business, financial condition, and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risk factors set forth in the “Risk Factors” section in the Annual Report. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report, except as set forth below. See the “Item 5 - Other Information” section for additional information regarding the amendment of the DOE Loan in our quarterly report on Form 10-Q for the first quarter 2026 and the “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Factors Affecting Throughput” section of this Quarterly Report for additional information regarding certain recently observed events that impact our business.
We have received an unsolicited and non-binding proposal from LS Power to acquire all of the outstanding shares of our Class A common stock not currently owned by LS Power. There can be no assurance that the Proposal will result in a definitive agreement or a completed transaction, and the Proposal and any related transaction may result in significant costs, divert the attention of our Board and management, subject us to litigation and adversely affect our business and the trading price and volatility of our Class A common stock.
On November 2, 2026, our Board of Directors received the Proposal from LS Power, which currently holds approximately 56% of the combined voting power of our outstanding common stock. For more information on the Proposal, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Unsolicited Take Private Proposal” in this Quarterly Report. The Board has established a special committee composed of independent and disinterested directors to review and evaluate the Proposal. There can be no assurance that any definitive agreement relating to any proposed transaction will be executed or as to the terms thereof, or that any transaction will be approved or consummated. The Proposal is a non-binding expression of interest only, and LS Power has reserved the right to withdraw or modify the Proposal in any respect at any time. The special committee may decline to recommend, or may terminate its consideration of, the Proposal or any other transaction at any time, and any transaction would remain subject to numerous factors, including the negotiation and execution of mutually acceptable definitive transaction documentation, the receipt of any required approvals, market conditions and potential litigation.
LS Power has stated in the Proposal that, in its capacity as a shareholder of the Company, it is only interested in acquiring the shares of the Company that it does not currently own, it has no interest in a disposition or sale of its holdings in the Company, and it has no interest in participating in an alternative change of control transaction involving the Company. As a result, and in light of the voting power held by LS Power, it is unlikely that any alternative change of control transaction involving a third party could be completed without LS Power’s support, which may limit the strategic alternatives available to the special committee and the Company and may discourage third parties from making acquisition proposals. The interests of LS Power in the Proposal and any related transaction may differ from, or conflict with, the interests of our other stockholders.
The review and evaluation of the Proposal and any negotiation of a definitive agreement may result in significant costs, including legal, financial advisory and other professional fees, which we may incur regardless of whether any transaction is completed, and may require significant time and attention from our Board of Directors and management team, which may divert their attention from the operation of our business and the execution of our strategy. The announcement and pendency of the Proposal and any related transaction may also create uncertainty for our employees, customers, Site Hosts, OEMs, partners, suppliers and other business counterparties, which could adversely affect our ability to recruit and retain key personnel and to maintain or enter into business relationships.
In addition, the Proposal and its outcome may contribute to fluctuations in the trading price and trading volume of our Class A common stock. The current market price of our Class A common stock may reflect an assumption that a transaction will be completed, and if a transaction is not agreed or consummated, or is consummated on terms different from those set forth in the Proposal, the trading price of our Class A common stock could decline. We may also become subject to litigation relating to the Proposal or any proposed transaction, which, regardless of its merits, could result in significant costs and divert the attention of our Board of Directors and management. Any of these factors could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended September 30, 2026 by any of our Section 16 officers or directors.

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

EVgo Inc.

Date:	November 9, 2026	By:	/s/ Badar Khan
		Name:	Badar Khan
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Keefer Lehner
		Name:	Keefer Lehner
		Title:	Chief Financial Officer
(Principal Financial Officer)